Form 10-Q
period 2014-06-28
Rocky Holding, Inc.
filed 2014-09-12
CIK 1604778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-195236

ROCKY HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5288992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip Code)

(336) 664-1233

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 12, 2014, there were 1,000 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

ROCKY HOLDING, INC.

PART I — FINANCIAL INFORMATION

ITEM  1.

ROCKY HOLDING, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 28, 2014	March 29, 2014
ASSETS
Current assets:

Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Total current liabilities	—	—

Total liabilities	—	—

Commitments and contingencies
EQUITY
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000 shares authorized, issued and outstanding at June 28, 2014 and March 29, 2014	—	—
Additional paid-in capital	100	100
Due from stockholder	(100)	(100)
Accumulated other comprehensive income	—	—
Retained earnings	—	—

Total stockholders’ equity	—	—

Total liabilities and stockholders’ equity	$—	$—

See accompanying Notes to Unaudited Condensed Financial Statements.

ROCKY HOLDING, INC.

CONDENSED STATEMENT OF INCOME

(Unaudited)

Three Months Ended June 28, 2014
Revenues:
Total revenues	$—

Expenses:
Total expenses	—
Income before income taxes	—
Income tax expense	—

Net Income	$—

Earnings per share:
Basic	$—

Weighted average common shares outstanding:
Basic	1,000

See accompanying Notes to Unaudited Condensed Financial Statements.

ROCKY HOLDING, INC.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 28, 2014
Net income	$—

Other comprehensive income, net of tax:
Other comprehensive income	—

Total comprehensive income	$—

See accompanying Notes to Unaudited Condensed Financial Statements.

ROCKY HOLDING, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended June 28, 2014
Cash flows from operating activities
Net income	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Total adjustments	—

Net cash provided by operating activities	—

Investing activities
Net cash provided by investing activities	—

Financing activities
Net cash provided by financing activities	—

Net increase in cash	—

Cash, beginning of the period	—

Cash, end of the period	$—

See accompanying Notes to Unaudited Condensed Financial Statements.

ROCKY HOLDING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Rocky Holding, Inc. (“Rocky Holding” or the “Company”) is a Delaware holding company and was incorporated on December 13, 2013. The Company was formed for the purpose of effecting a strategic combination of RF Micro Devices, Inc., a North Carolina corporation (“RFMD”) and TriQuint Semiconductor, Inc., a Delaware corporation (“TriQuint”) through a “merger of equals,” in connection with the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 22, 2014 and amended as of July 15, 2014, by and among RFMD, TriQuint and the Company (“Merger Agreement”), and as described in the Company’s Registration Statement on Form S-4 (“Form S-4”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014, and as subsequently amended (File No. 333-195236). The Registration Statement was declared effective on July 30, 2014. Prior to the closing of the transactions, Rocky Holding will form two direct subsidiaries, Trident Merger Sub and Rocky Merger Sub. Pursuant to the Merger Agreement, Trident Merger Sub will merge with and into TriQuint, and Rocky Merger Sub will merge with and into RFMD (the “Mergers”). As a result of the Mergers, TriQuint and RFMD will each become a wholly owned subsidiary of Rocky Holding. It is anticipated that prior to completion of the Mergers, Rocky Holding will change its name, adopt a NASDAQ symbol for its common stock and register a new trade name and logo that reflect the key attributes of the combined Company. As a result of the transactions contemplated by the Merger Agreement, former TriQuint stockholders and former RFMD shareholders will own common stock in Rocky Holding. Rocky Holding’s principal executive offices are currently located at 7628 Thorndike Road, Greensboro, NC 27409-9421 and its telephone number is (336) 664-1233.

The Company has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement. As of June 28, 2014, RFMD is the Company’s sole stockholder and the Company does not hold any equity interest in any other legal entity.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Form S-4. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended June 28, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2015 is a 52-week year.

3. COMMON STOCK

As of June 28, 2014, there were 1,000 shares of common stock, par value of $0.0001 per share, of the Company issued and outstanding. All such issued and outstanding shares were held by RFMD.

4. DUE FROM STOCKHOLDER

Amounts receivable from RFMD are associated with the issuance of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. These statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements, including but not limited to: the ability of the parties to consummate the transactions contemplated by the Merger Agreement in a timely manner or at all and other risks described in the Registration Statement on Form S-4/A (File No. 333-195236) (the Form “S-4”) filed by the Company with the SEC and declared effective on July 30, 2014. All forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof. Except as required under applicable law, the Company does not undertake any obligation to update any forward-looking statements.

You should also read and consider the risk factors associated with each of the businesses of RFMD and TriQuint because these risk factors may affect the operations and financial results of the combined Company. These risk factors may be found under Part I, Item 1A of RFMD’s Annual Report on Form 10-K for the year ended March 29, 2014, and Part I, Item 1A of TriQuint’s Annual Report on Form 10-K for the year ended December 31, 2013, each of which is on file with the SEC.

OVERVIEW

Rocky Holding, Inc. (“Rocky Holding” or the “Company”) is a Delaware holding company and was incorporated on December 13, 2013. The Company was formed for the purpose of effecting a strategic combination of RF Micro Devices, Inc., a North Carolina corporation (“RFMD”) and TriQuint Semiconductor, Inc., a Delaware corporation (“TriQuint”) through a “merger of equals,” in connection with the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 22, 2014 and amended as of July 15, 2014, by and among RFMD, TriQuint and the Company (“Merger Agreement”), and as described in the Company’s Registration Statement on Form S-4 (“Form S-4”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014, and as subsequently amended (File No. 333-195236). The Registration Statement was declared effective on July 30, 2014. Prior to the closing of the transactions, Rocky Holding will form two direct subsidiaries, Trident Merger Sub and Rocky Merger Sub. Pursuant to the Merger Agreement, Trident Merger Sub will merge with and into TriQuint, and Rocky Merger Sub will merge with and into RFMD (the “Mergers”). As a result of the Mergers, TriQuint and RFMD will each become a wholly owned subsidiary of Rocky Holding. It is anticipated that prior to completion of the Mergers, Rocky Holding will change its name, adopt a NASDAQ symbol for its common stock and register a new trade name and logo that reflect the key attributes of the combined company. As a result of the transactions contemplated by the Merger Agreement, former TriQuint stockholders and former RFMD shareholders will own common stock in Rocky Holding. Rocky Holding’s principal executive offices are currently located at 7628 Thorndike Road, Greensboro, NC 27409-9421 and its telephone number is (336) 664-1233.

The Company has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement. As of June 28, 2014, RFMD is the Company’s sole stockholder and the Company does not hold any equity interest in any other legal entity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Board of Directors authorized the Company to issue 1,000 shares of the Company’s common stock to RFMD for a total price of $100.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period covered by this report, the Company did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Principal Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the period covered by this report, the Company did not conduct any material activities other than those related to its formation and the matters contemplated by the Merger Agreement. Therefore, the Company did not incur any significant risk.

You should also read and consider the risk factors associated with each of the businesses of RFMD and TriQuint because these risk factors may affect the operations and financial results of the combined Company. These risk factors may be found under Part I, Item 1A of RFMD’s Annual Report on Form 10-K for the year ended March 29, 2014, and Part I, Item 1A of TriQuint’s Annual Report on Form 10-K for the year ended December 31, 2013, each of which is on file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

2.1	Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

3.1	Amended and Restated Certificate of Incorporation of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

3.2	Amended and Restated Bylaws of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of June 28, 2014 and March 29, 2014; (ii) the Condensed Statement of Income for the three months ended June 28, 2014; (iii) the Condensed Statement of Comprehensive Income for the three months ended June 28, 2014; (iv) the Condensed Statement of Cash Flows for the three months ended June 28, 2014; and (v) the Notes to the Unaudited Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Holding, Inc.

Date: September 12, 2014	/s/ Robert A. Bruggeworth
Robert A. Bruggeworth
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2014	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Vice President and Secretary
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

3.1	Amended and Restated Certificate of Incorporation of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

3.2	Amended and Restated Bylaws of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of June 28, 2014 and March 29, 2014; (ii) the Condensed Statement of Income for the three months ended June 28, 2014; (iii) the Condensed Statement of Comprehensive Income for the three months ended June 28, 2014; (iv) the Condensed Statement of Cash Flows for the three months ended June 28, 2014; and (v) the Notes to the Unaudited Condensed Financial Statements