Form 10-Q
period 2014-09-27
Qorvo, Inc.
filed 2014-11-05
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 333-195236
Qorvo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5288992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip Code)
(336) 664-1233
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

2

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of October 29, 2014, there were 1,000 shares of the registrant’s common stock outstanding.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

3

QORVO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.

QORVO, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 27, 2014	March 29, 2014
ASSETS
Current assets:
Total current assets	—	—
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Total current liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
EQUITY
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000 shares authorized, issued and outstanding at September 27, 2014 and March 29, 2014	—	—
Additional paid-in capital	100	100
Due from stockholder	(100)	(100)
Accumulated other comprehensive income	—	—
Retained earnings	—	—
Total stockholders’ equity	—	—
Total liabilities and stockholders’ equity	$—	$—

See accompanying Notes to Unaudited Condensed Financial Statements.

QORVO, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended	Six Months Ended
	September 27, 2014	September 27, 2014
Revenues:
Total revenues	$—	$—
Expenses:
Total expenses	—	—
Income before income taxes	—	—
Income tax expense	—	—
Net Income	$—	$—
Earnings per share:
Basic	$—	$—
Weighted average common shares outstanding:
Basic	1,000	1,000

See accompanying Notes to Unaudited Condensed Financial Statements.

QORVO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended	Six Months Ended
	September 27, 2014	September 27, 2014
Net income	$—	$—
Other comprehensive income, net of tax:
Other comprehensive income	—	—
Total comprehensive income	$—	$—

See accompanying Notes to Unaudited Condensed Financial Statements.

QORVO, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
September 27, 2014
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

See accompanying Notes to Unaudited Condensed Financial Statements.

QORVO, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION
Qorvo, Inc. ("Qorvo" or the “Company”), formerly known as Rocky Holding, Inc., is a Delaware holding company and was incorporated on December 13, 2013. The Company was formed for the purpose of effecting a strategic combination of RF Micro Devices, Inc., a North Carolina corporation (“RFMD”) and TriQuint Semiconductor, Inc., a Delaware corporation (“TriQuint”) through a “merger of equals,” in connection with the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 22, 2014 and amended as of July 15, 2014, by and among RFMD, TriQuint and the Company (“Merger Agreement”), and as described in the Company’s Registration Statement on Form S-4 (“Form S-4”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014, and as subsequently amended (File No. 333-195236). The Registration Statement was declared effective on July 30, 2014. On September 5, 2014, the shareholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of shareholders.

Effective October 3, 2014, in connection with the Merger Agreement, Rocky Holding, Inc. amended its Amended and Restated Certificate of Incorporation and amended and restated its bylaws to reflect the new name of the Company, Qorvo. The Company's common stock is expected to be traded on the NASDAQ Global Stock Market under the ticker symbol "QRVO" following closing of the merger. RFMD’s board of directors has selected the following individuals to serve on the Company’s board of directors (the “Board”) following the closing: Daniel A. DiLeo, Jeffery R. Gardner and John R. Harding. TriQuint’s board of directors has selected the following individuals to serve on the Board following the closing: Charles Scott Gibson, David H.Y. Ho, Roderick D. Nelson and Dr. Walden C. Rhines. As previously announced, after closing, the Board also will include Robert A. Bruggeworth, Ralph G. Quinsey, who will serve as non-executive chairman, and Walter H. Wilkinson, Jr., who will serve as lead outside director.

The Company has formed two direct subsidiaries, Trident Merger Sub Inc. and Rocky Merger Sub Inc. Pursuant to the Merger Agreement, Trident Merger Sub Inc. will merge with and into TriQuint, and Rocky Merger Sub Inc. will merge with and into RFMD (the “Mergers”). As a result of the Mergers, TriQuint and RFMD will each become a wholly owned subsidiary of the Company.

The consummation of the business combination with TriQuint continues to be subject to certain regulatory approvals and satisfaction of customary closing conditions. We currently anticipate the merger will be completed during the second half of calendar year 2014.

The Company has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement. As of September 27, 2014, RFMD is the Company’s sole stockholder and the Company does not hold any equity interest in any other legal entity.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three and six months ended September 27, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2015 is a 52-week year.

3. COMMON STOCK

As of September 27, 2014, there were 1,000 shares of common stock, par value of $0.0001 per share, of the Company issued and outstanding. All such issued and outstanding shares were held by RFMD.

4. DUE FROM STOCKHOLDER

Amounts receivable from RFMD are associated with the issuance of the Company’s common stock. The Company has received payment of $100 from RFMD for the purchase of 1,000 shares of the Company's common stock.

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

OVERVIEW

Qorvo, Inc. ("Qorvo" or the “Company”), formerly known as Rocky Holding, Inc., is a Delaware holding company and was incorporated on December 13, 2013. The Company was formed for the purpose of effecting a strategic combination of RF Micro Devices, Inc., a North Carolina corporation (“RFMD”) and TriQuint Semiconductor, Inc., a Delaware corporation (“TriQuint”) through a “merger of equals,” in connection with the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 22, 2014 and amended as of July 15, 2014, by and among RFMD, TriQuint and the Company (“Merger Agreement”), and as described in the Company’s Registration Statement on Form S-4 (“Form S-4”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014, and as subsequently amended (File No. 333-195236). The Registration Statement was declared effective on July 30, 2014. On September 5, 2014, the shareholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of shareholders.

Effective October 3, 2014, in connection with the Merger Agreement, Rocky Holding, Inc. amended its Amended and Restated Certificate of Incorporation and amended and restated its bylaws to reflect the new name of the Company, Qorvo. The Company's common stock is expected to be traded on the NASDAQ Global Stock Market under the ticker symbol "QRVO" following closing of the merger. RFMD’s board of directors has selected the following individuals to serve on the Company's board of directors (the “Board”) following the closing: Daniel A. DiLeo, Jeffery R. Gardner and John R. Harding. TriQuint’s board of directors has selected the following individuals to serve on the Board following the closing: Charles Scott Gibson, David H.Y. Ho, Roderick D. Nelson and Dr. Walden C. Rhines. As previously announced, after closing, the Board also will include Robert A. Bruggeworth, Ralph G. Quinsey, who will serve as non-executive chairman, and Walter H. Wilkinson, Jr., who will serve as lead outside director.

The Company has formed two direct subsidiaries, Trident Merger Sub Inc. and Rocky Merger Sub Inc. Pursuant to the Merger Agreement, Trident Merger Sub Inc. will merge with and into TriQuint, and Rocky Merger Sub Inc. will merge with and into RFMD (the “Mergers”). As a result of the Mergers, TriQuint and RFMD will each become a wholly owned subsidiary of the Company.

The consummation of the business combination with TriQuint continues to be subject to certain regulatory approvals and satisfaction of customary closing conditions. We currently anticipate the merger will be completed during the second half of calendar year 2014.

The Company has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement. As of September 27, 2014, RFMD is the Company’s sole stockholder and the Company does not hold any equity interest in any other legal entity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

3.1	Amendment to Amended and Restated Certificate of Incorporation of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed with the SEC on October 3, 2014)

3.2	Amended and Restated Bylaws of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 3, 2014)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of September 27, 2014 and March 29, 2014; (ii) the Condensed Statements of Income for the three and six months ended September 27, 2014; (iii) the Condensed Statements of Comprehensive Income for the three and six months ended September 27, 2014; (iv) the Condensed Statement of Cash Flows for the six months ended September 27, 2014; and (v) the Notes to the Unaudited Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 5, 2014	/s/ Robert A. Bruggeworth
Robert A. Bruggeworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2014	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Vice President and Secretary
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Amendment to Amended and Restated Certificate of Incorporation of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.1 filed on Form 8-K filed with the SEC on October 3, 2014)

3.2	Amended and Restated Bylaws of Rocky Holding, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 3, 2014)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of September 27, 2014 and March 29, 2014; (ii) the Condensed Statements of Income for the three and six months ended September 27, 2014; (iii) the Condensed Statements of Comprehensive Income for the three and six months ended September 27, 2014; (iv) the Condensed Statement of Cash Flows for the six months ended September 27, 2014; and (v) the Notes to the Unaudited Condensed Financial Statements