Form 10-Q
period 2014-12-27
Qorvo, Inc.
filed 2015-02-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 001-36801
Qorvo, Inc.
(Exact name of registrant as specified in its charter)

Delaware		46-5288992
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

7628 Thorndike Road, Greensboro, North Carolina 27409-9421
and
2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124
(Address of principal executive offices)
(Zip Code)

(336) 664-1233 and (503) 615-9000
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 26, 2015, there were 148,468,717 shares of the registrant’s common stock outstanding (as a result of the January 1, 2015 business combination of RF Micro Devices, Inc. and TriQuint Semiconductor, Inc.).

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 27, 2014	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$118,093	$171,898
Short-term investments (Note 6)	178,610	72,067
Accounts receivable, less allowance of $553 and $313 as of December 27, 2014 and March 29, 2014, respectively	215,248	137,417
Inventories (Note 3)	170,019	125,703
Prepaid expenses	31,344	12,721
Other receivables	34,507	13,181
Other current assets (Note 5)	7,436	4,431
Total current assets	755,257	537,418
Property and equipment, net of accumulated depreciation of $576,112 at December 27, 2014 and $552,901 at March 29, 2014	228,579	195,996
Goodwill	103,901	103,901
Intangible assets, net	36,533	54,990
Long-term investments (Note 6)	2,150	3,841
Other non-current assets (Note 5)	39,195	24,166
Total assets	$1,165,615	$920,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,461	$79,783
Accrued liabilities	67,569	51,824
Current portion of long term debt, net of unamortized discount (Note 4)	—	87,263
Other current liabilities (Note 5)	21,723	1,103
Total current liabilities	219,753	219,973
Other long-term liabilities (Note 5)	50,300	23,988
Total liabilities	270,053	243,961
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 72,811 and 71,215 shares issued and outstanding at December 27, 2014 and March 29, 2014, respectively	1,311,184	1,284,402
Accumulated other comprehensive income (loss), net of tax	1,823	(785)
Accumulated deficit	(417,445)	(607,266)
Total shareholders’ equity	895,562	676,351
Total liabilities and shareholders’ equity	$1,165,615	$920,312
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenue	$397,086	$288,520	$1,076,074	$892,232
Cost of goods sold	206,384	180,997	575,652	586,584
Gross profit	190,702	107,523	500,422	305,648
Operating expenses:
Research and development	48,865	50,378	142,018	147,907
Marketing and selling	17,939	18,054	56,008	56,381
General and administrative	12,026	17,766	48,845	61,320
Other operating expense (Note 9)	8,237	5,933	28,540	11,957
Total operating expenses	87,067	92,131	275,411	277,565
Income from operations	103,635	15,392	225,011	28,083
Interest expense	(197)	(1,469)	(866)	(4,381)
Interest income	188	46	263	128
Other (expense) income, net	(195)	427	326	1,198

Income before income taxes	103,431	14,396	224,734	25,028

Income tax expense (Note 5)	(15,568)	(8,161)	(34,913)	(11,340)
Net income	$87,863	$6,235	$189,821	$13,688

Net income per share (Note 2):
Basic	$1.21	$0.09	$2.63	$0.19
Diluted	$1.18	$0.09	$2.56	$0.19

Shares used in per share calculation (Note 2):
Basic	72,723	70,610	72,167	70,437
Diluted	74,454	71,980	74,083	71,888

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income	$87,863	$6,235	$189,821	$13,688
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(302)	—	2,836	5
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(142)	(44)	(249)	59
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	7	1	21	2
Other comprehensive (loss) income	(437)	(43)	2,608	66
Total comprehensive income	$87,426	$6,192	$192,429	$13,754
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$189,821	$13,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,024	34,024
Amortization and other non-cash items	19,727	25,295
Excess tax benefit from exercises of stock options	(4,640)	—
Deferred income taxes	8,745	1,591
Foreign currency adjustments	(596)	(1,221)
Loss on assets and other, net	1,561	2,836
Income from equity investment	(199)	(228)
Share-based compensation expense	22,831	24,750
Changes in operating assets and liabilities:
Accounts receivable, net	(77,840)	(16)
Inventories	(44,663)	25,050
Prepaid expense and other current and non-current assets	(43,484)	(13,790)
Accounts payable and accrued liabilities	48,602	(7,323)
Income tax payable/recoverable	15,852	(4,712)
Other liabilities	(5,642)	(816)
Net cash provided by operating activities	167,099	99,128
Investing activities:
Purchase of property and equipment	(49,830)	(59,489)
Sale of business	1,500	—
Purchase of intangibles	(1,100)	(663)
Proceeds from sale of property and equipment	7,371	2,400
Purchase of securities available-for-sale	(272,578)	(115,038)
Proceeds from maturities of securities available-for-sale	172,431	105,000
Net cash used in investing activities	(142,206)	(67,790)
Financing activities:
Payment of debt	(87,503)	—
Debt issuance cost	(6)	(122)
Excess tax benefit from exercises of stock options	4,640	—
Proceeds from the issuance of common stock	19,339	5,334
Repurchase of common stock, including transaction costs	—	(12,780)
Tax withholding paid on behalf of employees for restricted stock units	(15,196)	(8,979)
Restricted cash associated with financing activities	288	145
Repayment of capital lease obligations	(52)	(47)
Net cash used in financing activities	(78,490)	(16,449)

Effect of exchange rate changes on cash	(208)	931
Net (decrease) increase in cash and cash equivalents	(53,805)	15,820
Cash and cash equivalents at the beginning of the period	171,898	101,662
Cash and cash equivalents at the end of the period	$118,093	$117,482
Supplemental disclosure:
Capital expenditures included in liabilities	$28,441	$(10,421)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On February 22, 2014, RF Micro Devices, Inc. ("RFMD") and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization (as subsequently amended on July 15, 2014, the "Merger Agreement") providing for the business combination of RFMD and TriQuint ("Business Combination") under a new holding company named Qorvo, Inc. (formerly named Rocky Holding, Inc.) ("Qorvo"). The shareholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of shareholders on September 5, 2014. During the third quarter of fiscal 2015, all necessary regulatory approvals were received to complete the Business Combination. The Business Combination closing was effective on January 1, 2015 (fourth quarter of fiscal 2015). For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint. The results presented in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") reflect those of RFMD prior to the completion of the merger with TriQuint on January 1, 2015. See Note 9 for a further discussion of the Business Combination. As used herein, all references to "the Company," "we," "us" and "our" prior to January 1, 2015 refer to RFMD and all such references on or after January 1, 2015 refer to Qorvo.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with RFMD’s audited consolidated financial statements and notes thereto included in RFMD’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2015 is a 52-week year and fiscal 2014 was a 52-week year.

2. NET INCOME PER SHARE

Pursuant to the terms of the Merger Agreement, effective January 1, 2015, the Company effected a one-for-four reverse stock split of the Company's issued and outstanding shares of common stock. In accordance with Staff Accounting Bulletin Topic 4.C, all share and per share information contained in the accompanying Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and the MD&A, have been retroactively adjusted to reflect the reverse stock split for all periods presented. See Note 9 for a further discussion of the Business Combination.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Numerator:
Numerator for basic and diluted net income per share — net income available to common shareholders	$87,863	$6,235	$189,821	$13,688
Denominator:
Denominator for basic net income per share — weighted average shares	72,723	70,610	72,167	70,437
Effect of dilutive securities:
Share-based awards	1,731	1,370	1,916	1,451
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	74,454	71,980	74,083	71,888
Basic net income per share	$1.21	$0.09	$2.63	$0.19
Diluted net income per share	$1.18	$0.09	$2.56	$0.19

In the computation of diluted net income per share for the three months ended December 27, 2014, no potential shares were excluded from the calculation. In the computation of diluted net income per share for the nine months ended December 27, 2014, outstanding stock options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and nine months ended December 28, 2013, approximately 1.9 million shares and 2.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share does not assume the conversion of the Company’s $175 million initial aggregate principal amount of convertible subordinated notes (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand (see Note 4).

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	December 27, 2014	March 29, 2014
Raw materials	$39,446	$32,927
Work in process	66,347	51,544
Finished goods	64,226	41,232
Total inventories	$170,019	$125,703

4. DEBT

Convertible Debt
The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit Agreement
In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. On October 15, 2014, the Credit Agreement was amended in connection with the Business Combination (see Note 9) to reflect the lenders’ consent to the Permitted Change of Control (as defined in the Credit Agreement). On December 26, 2014, the Credit Agreement was amended to reflect the lenders' consent to increase the threshold for the Company's investments in foreign subsidiaries to $35.0 million. The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of December 27, 2014.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 27, 2014 and December 28, 2013 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 27, 2014 and December 28, 2013.

The Company’s income tax expense was $15.6 million and $34.9 million for the three and nine months ended December 27, 2014, respectively, and $8.2 million and $11.3 million for the three and nine months ended December 28, 2013, respectively. The Company’s effective tax rate was 15.1% and 15.5% for the three and nine months ended December 27, 2014, respectively, and 56.7% and 45.3% for the three and nine months ended December 28, 2013, respectively. The Company's effective tax rate for both the third quarter of fiscal 2015 and the third quarter of fiscal 2014 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, the domestic production activity deduction (for fiscal 2015 only), and adjustments to reduce the carrying value of United Kingdom (U.K.) deferred tax assets (for fiscal 2014 only).

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2015 by $31.1 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. The Company intends to maintain a valuation allowance against its domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates. The Company will continue to evaluate the available positive and negative evidence in future periods, including the level of profitability in the U.S. during the remainder of fiscal 2015 and the impact of the Business Combination, which closed on January 1, 2015.  To the extent it is then determined it is more likely than not that the deferred tax assets will be realized, a significant portion of the valuation allowance related to domestic deferred tax assets may be released.

The valuation allowance against deferred tax assets related to U.K. tax losses was increased during the first quarter of fiscal 2014 as manufacturing operations at the U.K. manufacturing facility were in process of being phased out and U.K. tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that began or will begin to expire in fiscal 2019 and fiscal 2015, respectively, if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $39.4 million as of the end of fiscal 2014 to $40.4 million as of the end of the third quarter of fiscal 2015, with the change arising from a $0.9 million increase related to tax positions taken with respect to the current fiscal year and a $0.1 million increase related to tax positions taken with respect to prior fiscal years.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of December 27, 2014 and March 29, 2014 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 27, 2014
U.S. government/agency securities	$172,538	$4	$(11)	$172,531
Auction rate securities	2,150	—	—	2,150
Equity securities	1,594	4,485	—	$6,079
Money market funds	22,261	—	—	22,261
	$198,543	$4,489	$(11)	$203,021
March 29, 2014
U.S. government/agency securities	$133,064	$1	$—	$133,065
Auction rate securities	2,150	—	—	2,150
Equity securities	—	—	—	—
Money market funds	48,800	—	—	48,800
	$184,014	$1	$—	$184,015

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 27, 2014 and March 29, 2014. We determine the cost of an investment sold based on the specific identification method.

There were no gross realized gains and losses recognized on available-for-sale securities for the three and nine months ended December 27, 2014. The gross realized gains and losses recognized on available-for-sale securities for the three and nine months ended December 28, 2013 were insignificant.

Available-for-sale investments in a continuous unrealized loss position for fewer than 12 months as of December 27, 2014, consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $58.0 million. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of December 27, 2014. No available-for-sale investments were in a continuous unrealized loss position as of March 29, 2014.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	December 27, 2014		March 29, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$194,799	$194,792	$181,864	$181,865
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$196,949	$196,942	$184,014	$184,015

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), equity securities, and money market funds. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 27, 2014 and March 29, 2014 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 27, 2014
U.S. government/agency securities	$172,531	$172,531	$—
Auction rate securities	2,150	—	2,150
Equity securities	6,079	6,079	—
Money market funds	22,261	22,261	—
	$203,021	$200,871	$2,150
March 29, 2014
U.S. government/agency securities	$133,065	$133,065	$—
Auction rate securities	2,150	—	2,150
Equity securities	—	—	—
Money market funds	48,800	48,800	—
	$184,015	$181,865	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of December 27, 2014 and March 29, 2014, the Company did not have any Level 3 securities.

Nonrecurring Fair Value Measurements
The Company's non-financial assets, such as intangible assets, property and equipment, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. During the three and nine months ended December 27, 2014, the Company did not have any material non-financial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the provisions of ASU 2014-12 in the first quarter of fiscal 2017, and is currently evaluating the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the provisions of ASU 2014-09 in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

8. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of December 27, 2014 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules, switch duplexer modules and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, and tablets.

MPG is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, (second generation (2G), third generation (3G) and fourth generation (4G)), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television (CATV) wireline infrastructure. Industrial applications include Smart Energy/Advanced Metering Infrastructure (AMI), private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

CSG is a business group established to leverage the Company’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of December 27, 2014, the Company’s reportable segments are CPG and MPG. As of December 27, 2014, CSG did not meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquisition and integration related costs, intellectual property rights (IPR) litigation costs, restructuring and disposal

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

costs, certain consulting costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenue:
CPG	$341,999	$238,688	$901,576	$731,876
MPG	54,113	49,831	172,817	160,347
Other operating segment	4	1	65	9
All other	970	—	1,616	—
Total net revenue	$397,086	$288,520	$1,076,074	$892,232
Income from operations:
CPG	$112,672	$32,806	$269,014	$83,838
MPG	10,467	8,028	36,535	23,759
Other operating segment	(1,687)	(849)	(5,020)	(2,423)
All other	(17,817)	(24,593)	(75,518)	(77,091)
Income from operations	103,635	15,392	225,011	28,083
Interest expense	(197)	(1,469)	(866)	(4,381)
Interest income	188	46	263	128
Other (expense) income	(195)	427	326	1,198
Income before income taxes	$103,431	$14,396	$224,734	$25,028

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Reconciliation of “All other” category:
Share-based compensation expense	$(4,119)	$(4,882)	$(22,831)	$(24,750)
Amortization of intangible assets	(5,467)	(7,219)	(19,234)	(21,182)
Acquisition and integration related costs	(7,548)	(2,883)	(21,462)	(3,013)
Restructuring and disposal costs	(224)	(3,197)	(1,801)	(12,054)
IPR litigation costs	(189)	(2,333)	(8,195)	(5,059)
Certain consulting expense	—	(3,430)	—	(10,430)
Other expenses ((loss) gain on property and equipment, and start-up costs)	(270)	(649)	(1,995)	(603)
Loss from operations for “All other”	$(17,817)	$(24,593)	$(75,518)	$(77,091)

9.     MERGER AGREEMENT

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As a result of the Business Combination, RFMD and TriQuint will combine complementary product portfolios, featuring power amplifiers (PAs), power management integrated circuits (PMICs), antenna control solutions, switch-based products and premium filters, to deliver a comprehensive portfolio of high-performance mobile solutions. It is expected that the Business Combination will strengthen the combined company’s service to the infrastructure and defense/aerospace industries and enable advanced gallium nitride (GaN) solutions for additional markets and applications. It is expected that customers also will benefit from new scale advantages in manufacturing and research and development, as well as an aggressive roadmap of new products and technologies.
The parties effected the Business Combination by (i) merging a newly-formed direct subsidiary of Qorvo with and into TriQuint, with TriQuint surviving the merger as a wholly owned direct subsidiary of Qorvo (such merger, the “TriQuint Merger”); and (ii) merging a newly-formed direct subsidiary of Qorvo with and into RFMD, with RFMD surviving the merger as a wholly owned direct subsidiary of Qorvo (the “RFMD Merger,” and, together with the TriQuint Merger, the “Mergers”).

Pursuant to the terms of the Merger Agreement, at the effective time of the RFMD Merger (the “RFMD Merger Effective Time”), by virtue of the RFMD Merger and without any action on the part of any shareholder, each share of common stock of RFMD, no par value per share (“RFMD Common Stock”), was converted into the right to receive 0.25 of a share of common stock, par value $0.0001 per share, of Qorvo (“Qorvo Common Stock”) (the exchange ratio of one share of RFMD Common Stock for 0.25 of a share of Qorvo Common Stock, the “RFMD Conversion Ratio”) plus cash in lieu of fractional shares. The Merger Agreement provided that, at the RFMD Merger Effective Time, all RFMD equity awards as of immediately prior to the RFMD Merger Effective Time were assumed by Qorvo, except that such equity awards as were exercisable for or may be settled in shares of RFMD Common Stock became exercisable for or may be settled in shares of Qorvo Common Stock based on the RFMD Conversion Ratio.

Pursuant to the terms of the Merger Agreement, at the effective time of the TriQuint Merger (the “TriQuint Merger Effective Time”), by virtue of the TriQuint Merger and without any action on the part of any stockholder, each share of common stock of TriQuint, $0.001 par value per share (“TriQuint Common Stock”), was converted into the right to receive 0.4187 of a share of Qorvo Common Stock (the exchange ratio of one share of TriQuint Common Stock for 0.4187 of a share of Qorvo Common Stock, the “TriQuint Conversion Ratio” and, together with the RFMD Conversion Ratio, the “Conversion Ratios”) plus cash in lieu of fractional shares. The Merger Agreement provided that, at the TriQuint Merger Effective Time, all TriQuint equity awards as of immediately prior to the TriQuint Merger Effective Time were assumed by Qorvo, except that such equity awards as were exercisable for or may be settled in shares of TriQuint Common Stock became exercisable for or may be settled in shares of Qorvo Common Stock based on the TriQuint Conversion Ratio.

The RFMD Merger Effective Time occurred immediately after the TriQuint Merger Effective Time. At the closing of the transaction, the effect of the application of the Conversion Ratios constituted a one-for-four reverse stock split of the issued and outstanding shares of RFMD Common Stock and TriQuint Common Stock. As discussed in Note 2, all share and per share information contained in the accompanying Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and the MD&A have been retroactively adjusted to reflect the reverse stock split for all periods presented in accordance with Staff Accounting Bulletin Topic 4.C.

The RFMD Common Stock and the TriQuint Common Stock were voluntarily delisted from the NASDAQ Stock Market in connection with the Business Combination. The Qorvo Common Stock is now trading on the NASDAQ Global Select Market under the ticker symbol “QRVO”.

Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes. Under FASB ASC Topic 805, RFMD is treated as having acquired TriQuint in an all-stock transaction for an estimated total purchase price of approximately $5,200.0 million. The calculation of the total purchase price is based on the outstanding shares of TriQuint as of the acquisition date multiplied by the exchange ratio of 1.6749, and the resulting shares are then adjusted by the one-for-four reverse stock split and multiplied by the Qorvo split-adjusted share price of $66.36 on the date of acquisition. The purchase price also includes the fair value of replacement equity awards attributable to service prior to the closing of the Business Combination, which is estimated based on the ratio of the service period rendered as of the acquisition date to the total service period. The calculation of the estimated purchase price is subject to change as the Company is in process of completing the final analysis of certain components of the purchase price.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The total estimated purchase price will be allocated to TriQuint's net assets and liabilities of approximately $1,100.0 million and the remaining portion of the purchase price will be allocated to intangible assets consisting primarily of customer relationships, developed technology, purchase order backlog, trade name and in-process research and development. Because the Business Combination closed on January 1, 2015, the Company has not completed the detailed valuation studies necessary to arrive at the estimates of the fair value of TriQuint’s assets to be acquired and the liabilities to be assumed and the related allocations of purchase price. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed will be allocated to goodwill, which the Company expects will be significant.

The following unaudited pro forma revenue for the three and nine months ended December 27, 2014 and December 28, 2013, assumes that the acquisition of TriQuint, which closed on January 1, 2015, was completed as of March 31, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenue	$741,402	$555,482	$1,920,849	$1,598,324

Pro forma revenue includes adjustments for the purchases by RFMD of various products from TriQuint. The pro forma revenue has been prepared for comparative purposes only and does not purport to be indicative of the revenue that would have been achieved had the acquisition actually taken place as of March 31, 2013. In addition, these results are not intended to be a projection of future results and do not reflect the actual revenue that might have been achieved by Qorvo.

Pro forma net income and pro forma earnings per share have not been presented as we are still completing the valuation studies necessary to arrive at these financial measures. We expect the valuation may impact intangible amortization expense, depreciation expense, share-based compensation expense, and income tax expense.

During the three and nine months ended December 27, 2014, the Company incurred acquisition costs of $0.7 million and $4.5 million and integration costs of $6.8 million and $18.9 million, respectively, associated with the Business Combination. The acquisition and integration costs are being expensed as incurred and are presented in the Condensed Consolidated Statements of Income as "Other operating expense."

10.     SUBSEQUENT EVENT

On January 1, 2015, RFMD and TriQuint completed a strategic combination of their respective businesses through a “merger of equals” in an all-stock transaction. See Note 9 for a detailed discussion of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire or source additional capacity, in response to customer demand;

•	the inability of one or more of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facility, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions;

•	failure to realize the anticipated benefits of the Business Combination, including difficulty in integrating the businesses of RFMD and TriQuint; and

•	failure to realize the expected amount and timing of cost savings and operating synergies related to the Business Combination.

These and other risks and uncertainties, which are described in more detail in RFMD's most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

MERGER TRANSACTION

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination.

As a result of the Business Combination, RFMD and TriQuint will combine complementary product portfolios, featuring power amplifiers (PAs), power management integrated circuits (PMICs), antenna control solutions, switch-based products and premium filters, to deliver a comprehensive portfolio of high-performance mobile solutions. We believe the Business Combination will strengthen the combined company’s service to the infrastructure and defense/aerospace industries and enable advanced gallium nitride (GaN) solutions for additional markets and applications. We believe that customers also will benefit from new scale advantages in manufacturing and research and development, as well as an aggressive roadmap of new products and technologies.
The parties effected the Business Combination by (i) merging a newly-formed direct subsidiary of Qorvo with and into TriQuint, with TriQuint surviving the merger as a wholly owned direct subsidiary of Qorvo (such merger, the “TriQuint Merger”); and (ii) merging a newly-formed direct subsidiary of Qorvo with and into RFMD, with RFMD surviving the merger as a wholly owned direct subsidiary of Qorvo (the “RFMD Merger,” and, together with the TriQuint Merger, the “Mergers”).

Pursuant to the terms of the Merger Agreement, at the effective time of the RFMD Merger (the “RFMD Merger Effective Time”), by virtue of the RFMD Merger and without any action on the part of any shareholder, each share of common stock of RFMD, no par value per share (“RFMD Common Stock”), was converted into the right to receive 0.25 of a share of common stock, par value $0.0001 per share, of Qorvo (“Qorvo Common Stock”) (the exchange ratio of one share of RFMD Common Stock for 0.25 of a share of Qorvo Common Stock, the “RFMD Conversion Ratio”) plus cash in lieu of fractional shares. The Merger Agreement provided that, at the RFMD Merger Effective Time, all RFMD equity awards as of immediately prior to the RFMD Merger Effective Time were assumed by Qorvo, except that such equity awards as were exercisable for or may be settled in shares of RFMD Common Stock became exercisable for or may be settled in shares of Qorvo Common Stock based on the RFMD Conversion Ratio.

Pursuant to the terms of the Merger Agreement, at the effective time of the TriQuint Merger (the “TriQuint Merger Effective Time”), by virtue of the TriQuint Merger and without any action on the part of any stockholder, each share of common stock of TriQuint, $0.001 par value per share (“TriQuint Common Stock”), was converted into the right to receive 0.4187 of a share of Qorvo Common Stock (the exchange ratio of one share of TriQuint Common Stock for 0.4187 of a share of Qorvo Common Stock, the “TriQuint Conversion Ratio” and, together with the RFMD Conversion Ratio, the “Conversion Ratios”) plus cash in lieu of fractional shares. The Merger Agreement provided that, at the TriQuint Merger Effective Time, all TriQuint equity awards as of immediately prior to the TriQuint Merger Effective Time were assumed by Qorvo, except that such equity awards as were exercisable for or may be settled in shares of TriQuint Common Stock became exercisable for or may be settled in shares of Qorvo Common Stock based on the TriQuint Conversion Ratio.

The RFMD Merger Effective Time occurred immediately after the TriQuint Merger Effective Time. At the closing of the transaction, the effect of the application of the Conversion Ratios constituted a one-for-four reverse stock split of the issued and outstanding shares of RFMD Common Stock and TriQuint Common Stock. As discussed in Note 2, all share and per share information contained in the accompanying Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and the MD&A have been retroactively adjusted to reflect the reverse stock split for all periods presented in accordance with Staff Accounting Bulletin Topic 4.C.

The RFMD Common Stock and the TriQuint Common Stock were voluntarily delisted from the NASDAQ Stock Market in connection with the Business Combination. The Qorvo Common Stock is now trading on the NASDAQ Global Select Market under the ticker symbol “QRVO”.

Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes. Under FASB ASC Topic 805, RFMD is treated as having acquired TriQuint in an all-stock transaction for an estimated total purchase price of approximately $5,200.0 million. The calculation of the total purchase price is based on the outstanding shares of TriQuint as of January 1, 2015 multiplied by the exchange ratio of 1.6749, and the resulting shares are then adjusted by the one-for-four reverse stock split and multiplied by the Qorvo opening share price on January 2, 2015 of $66.36. The purchase price also includes the fair value of replacement equity awards attributable to service prior to the closing of the Business Combination, which is estimated based on the ratio of the service period rendered as of January 1, 2015 to the total service period. The calculation of the estimated purchase price is subject to change as the Company is in process of completing the final analysis of certain components of the purchase price.

OVERVIEW

The results presented in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the following MD&A, reflect only those of RFMD, prior to the completion of the merger with TriQuint on January 1, 2015.

The MD&A is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes.

We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) solutions. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) is a leading global supplier of cellular RF solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules, switch duplexer modules, and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, and tablets.

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, VCOs, phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (second generation (2G), third generation (3G) and fourth generation (4G)), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and CATV wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of December 27, 2014, our reportable segments are CPG and MPG. As of December 27, 20014, CSG did not meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

THIRD QUARTER FISCAL 2015 FINANCIAL HIGHLIGHTS:

•	Quarterly revenue increased 37.6% as compared to the third quarter of fiscal 2014, primarily due to increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 48.0% as compared to 37.3% for the third quarter of fiscal 2014. This increase was primarily due to manufacturing- and sourcing-related cost reductions and a favorable change in product mix towards higher margin products, which was slightly offset by average selling price erosion.

•
Operating income was $103.6 million for the third quarter of fiscal 2015 as compared to operating income of $15.4 million for the third quarter of fiscal 2014. This increase was primarily due to higher revenue, improved gross margin, and lower operating expenses.

•	Inventory totaled $170.0 million at December 27, 2014, reflecting turns of 4.9 as compared to $136.3 million and turns of 5.3 at December 28, 2013.

•
Diluted earnings per share for the third quarter of fiscal 2015 was $1.18 as compared to $0.09 for the third quarter of fiscal 2014 after giving retroactive effect to the one-for-four reverse stock split related to the Business Combination.

•	Cash flow from operations was $72.1 million for the third quarter of fiscal 2015 as compared to $70.4 million for the third quarter of fiscal 2014.

•
During the third quarter of fiscal 2015, we recorded merger-related expenses and integration costs totaling $7.5 million related to the Business Combination with TriQuint, which was completed on January 1, 2015.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 27, 2014 and December 28, 2013 (in thousands, except percentages):

	Three Months Ended
	December 27, 2014	% of Revenue	December 28, 2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$397,086	100.0%	$288,520	100.0%	$108,566	37.6%
Cost of goods sold	206,384	52.0	180,997	62.7	25,387	14.0
Gross profit	190,702	48.0	107,523	37.3	83,179	77.4
Research and development	48,865	12.3	50,378	17.5	(1,513)	(3.0)
Marketing and selling	17,939	4.5	18,054	6.3	(115)	(0.6)
General and administrative	12,026	3.0	17,766	6.2	(5,740)	(32.3)
Other operating expense	8,237	2.1	5,933	2.0	2,304	38.8
Operating income	$103,635	26.1%	$15,392	5.3%	88,243	573.3

	Nine Months Ended
	December 27, 2014	% of Revenue	December 28, 2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,076,074	100.0%	$892,232	100.0%	$183,842	20.6%
Cost of goods sold	575,652	53.5	586,584	65.7	(10,932)	(1.9)
Gross profit	500,422	46.5	305,648	34.3	194,774	63.7
Research and development	142,018	13.2	147,907	16.6	(5,889)	(4.0)
Marketing and selling	56,008	5.2	56,381	6.3	(373)	(0.7)
General and administrative	48,845	4.5	61,320	6.9	(12,475)	(20.3)
Other operating expense	28,540	2.7	11,957	1.4	16,583	138.7
Operating income	$225,011	20.9%	$28,083	3.1%	196,928	701.2

Revenue increased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, primarily due to increased demand for our cellular RF solutions for smartphones.

Gross margin increased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, primarily due to manufacturing and sourcing-related cost reductions and a favorable change in product mix towards higher margin products, which was slightly offset by average selling price erosion.

Operating income increased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, primarily due to higher revenue, improved gross margin, and lower operating expenses.

Operating Expenses

Research and development expenses decreased for the three months ended December 27, 2014 as compared to the three months ended December 28, 2013, primarily due to decreases in headcount and employee-related costs. Research and development expenses decreased for the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013, primarily due to lower product development costs and decreases in headcount and employee-related costs.

Marketing and selling expenses remained relatively consistent for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013.

General and administrative expenses decreased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, due to certain consulting expenses and IP related legal expenses incurred during the three and nine months ended December 28, 2013.

Other operating expense increased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, primarily due to expenses associated with the Business Combination with TriQuint (see Note 9 to the Condensed Consolidated Financial Statements).

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	December 27, 2014	December 28, 2013	Increase	Percentage Change
Revenue	$341,999	$238,688	$103,311	43.3%
Operating income	112,672	32,806	79,866	243.4
Operating income as a % of revenue	32.9%	13.7%

	Nine Months Ended
(In thousands, except percentages)	December 27, 2014	December 28, 2013	Increase	Percentage Change
Revenue	$901,576	$731,876	$169,700	23.2%
Operating income	269,014	83,838	185,176	220.9
Operating income as a % of revenue	29.8%	11.5%

The increase in CPG revenue for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, was primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in CPG operating income for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, was primarily due to higher revenue and improved gross margin resulting from a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	December 27, 2014	December 28, 2013	Increase	Percentage Change
Revenue	$54,113	$49,831	$4,282	8.6%
Operating income	10,467	8,028	2,439	30.4
Operating income as a % of revenue	19.3%	16.1%

	Nine Months Ended
(In thousands, except percentages)	December 27, 2014	December 28, 2013	Increase	Percentage Change
Revenue	$172,817	$160,347	$12,470	7.8%
Operating income	36,535	23,759	12,776	53.8
Operating income as a % of revenue	21.1%	14.8%

Revenue increased for the three months ended December 27, 2014 as compared to the three months ended December 28, 2013, primarily due to increased demand for our wireless infrastructure products. Revenue increased for the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013, primarily due to increased demand for our wireless infrastructure products and our WiFi products.

The increase in MPG operating income for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, was primarily due to improved gross margin resulting from manufacturing- and sourcing-related cost reductions.

See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and nine months ended December 27, 2014 and December 28, 2013.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Interest expense	$(197)	$(1,469)	$(866)	$(4,381)
Interest income	188	46	263	128
Other (expense) income	(195)	427	326	1,198
Income tax expense	(15,568)	(8,161)	(34,913)	(11,340)

Interest Expense
Interest expense decreased for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, primarily due to lower debt balances. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Our interest expense included cash interest of $0.1 million and $0.4 million for the three and nine months ended December 27, 2014, compared to cash interest of $0.3 million and $1.0 million for the three and nine months ended December 28, 2013, respectively.

Other Income
The fluctuations in other income for the three and nine months ended December 27, 2014 as compared to the three and nine months ended December 28, 2013, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts.

Income Taxes
Our provision for income taxes for the three and nine months ended December 27, 2014 and December 28, 2013, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 27, 2014 and December 28, 2013.

Income tax expense was $15.6 million and $34.9 million for the three and nine months ended December 27, 2014, which is comprised primarily of tax expense related to domestic and international operations, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense was $8.2 million and $11.3 million for the three and nine months ended December 28, 2013, which is comprised primarily of tax expense related to domestic and international operations and reductions in the net U.K. deferred tax asset, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets decreased by $31.1 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. We intend to maintain a valuation allowance against the domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. The Company will continue to evaluate the available positive and negative evidence in future periods, including the level of profitability in the U.S. during the remainder of fiscal 2015 and the impact of the Business Combination, which closed on January 1, 2015.  To the extent it is then determined it is more likely than not that the deferred tax assets will be realized, a significant portion of the valuation allowance related to domestic deferred tax assets may be released.

The valuation allowance against deferred tax assets related to U.K. tax losses was increased during the first quarter of fiscal 2014 as manufacturing operations at the U.K manufacturing facility were in process of being phased out and U.K tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of December 27, 2014, we had working capital of approximately $535.5 million, including $118.1 million in cash and cash equivalents, compared to working capital of approximately $274.9 million at December 28, 2013, including $117.5 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $296.7 million as of December 27, 2014. This balance includes approximately $55.0 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

RFMD's board of directors had authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 31, 2015. This share repurchase program authorized RFMD to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Between January 25, 2011 and December 28, 2013, RFMD repurchased approximately $62.6 million of its common stock under this program. No repurchases of RFMD common stock were made during the nine-month period ended December 27, 2014. As of January 1, 2015, Qorvo does not have a share repurchase program in place.

In the first quarter of fiscal 2015, we commenced construction on a new manufacturing facility in China to significantly expand our internal assembly and test capabilities. Costs related to this new facility are expected to be funded with cash flows from operations.

The Company expects to incur transaction fees related to the Business Combination of approximately $54.0 million in the fourth quarter of fiscal 2015. These fees will be paid from the combined cash and cash equivalents balance of RFMD and TriQuint, which approximated $342.4 million as of December 27, 2014.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 27, 2014 generated cash of $167.1 million, compared to $99.1 million for the nine months ended December 28, 2013. This year-over-year increase was primarily attributable to improved profitability resulting from manufacturing- and sourcing-related cost reductions as well as higher revenue.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 27, 2014 was $142.2 million, compared to net cash used in investing activities of $67.8 million for the nine months ended December 28, 2013. This change was primarily due to an increase in net purchases of available-for-sale securities for the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013, offset by lower capital expenditures and increased proceeds from the sale of equipment for the nine months ended December 27, 2014 as compared to the nine months ended December 28, 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $78.5 million for the nine months ended December 27, 2014, compared to net cash used in financing activities of $16.4 million for the nine months ended December 28, 2013. Net cash used in financing activities was higher during the nine months ended December 27, 2014 as we paid the $87.5 million remaining principal balance of the 2014 Notes. During the nine months ended December 28, 2013, we repurchased 2.5 million shares of RFMD common stock at an average price of $5.03 on the open market.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Credit Agreement On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by certain subsidiaries. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. On October 15, 2014, the Credit Agreement was amended in connection with the Business Combination (see Note 9) to reflect the lenders’ consent to the Permitted Change of Control (as defined in the Credit Agreement). On December 26, 2014, the Credit Agreement was amended to reflect the lenders' consent to increase the threshold for the Company's investments in foreign subsidiaries to $35.0 million. We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants. We are in compliance with these covenants as of December 27, 2014.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE, Inc. ("IQE"), a global supplier of advanced semiconductor wafer products and wafer services, under which we transferred our molecular beam epitaxy ("MBE") wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of December 27, 2014, we have fulfilled our minimum purchase commitment related to the wafer supply agreement.

Capital Commitments At December 27, 2014, we had short-term capital commitments of approximately $22.6 million.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents, and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

Legal We are involved in litigation and other legal proceedings in the ordinary course of business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on our consolidated financial position or results of operations.

Taxes We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are subject to audits by tax authorities. While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. There can be no assurance that the outcomes from tax audits will not have an adverse effect on our results of operations in the period during which the review is conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in RFMD's Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in RFMD's Annual Report on Form 10-K for the fiscal year ended March 29, 2014, which could materially affect our business, financial condition or future results. The risks described in RFMD's Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On January 25, 2011, RFMD announced that our board of directors authorized the repurchase of up to $200 million of RFMD's outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of RFMD's outstanding common stock through January 31, 2015. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Because of RFMD's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares were canceled at the time of repurchase. Shares repurchased were deemed authorized but unissued shares of RFMD common stock. Between January 25, 2011 and December 28, 2013, RFMD repurchased approximately $62.6 million of its common stock under this program. No repurchases of RFMD common stock were made during the nine-month period ended December 27, 2014. As of January 1, 2015, Qorvo does not have a share repurchase program in place.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended

10.1	Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc.)

10.2
Third Amendment and Consent, dated as of December 26, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of RF Micro Devices, Inc., Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 27, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 27, 2014 and December 28, 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 27, 2014 and December 28, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 27, 2014 and December 28, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 3, 2015	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer and Secretary

Date:	February 3, 2015	/s/ Michael J. Laber
Michael J. Laber
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended

10.1	Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc.)

10.2
Third Amendment and Consent, dated as of December 26, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of RF Micro Devices, Inc., Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 27, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 27, 2014 and December 28, 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 27, 2014 and December 28, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 27, 2014 and December 28, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.