Form 10-K
period 2015-03-28
Qorvo, Inc.
filed 2015-05-27
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to_______

Commission file number 001-36801

Qorvo, Inc. (Exact name of registrant as specified in its charter)

Delaware	46-5288992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road, Greensboro, North Carolina 27409-9421
and
2300 N.E. Brookwood Parkway, Hillsboro, Oregon 97124
(Address of principal executive offices)
(Zip Code)

(336) 664-1233 and (503) 615-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.0001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 27, 2014, the aggregate market value of the common stock of RF Micro Devices, Inc. ("RFMD") held by non-affiliates of RFMD was approximately $3,423,868,818 (which does not give effect to the business combination of RFMD and TriQuint Semiconductor, Inc. completed on January 1, 2015). For purposes of such calculation, shares of RFMD common stock held by persons who held more than 10% of the outstanding shares of RFMD common stock and shares held by directors and officers of RFMD and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 149,433,822 shares of the registrant's common stock outstanding as of May 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2015 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 28, 2015.

Forward-Looking Information

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2015, 2014 and 2013 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization as subsequently amended on July 15, 2014 (the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals (the "Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015. For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or “us” in this report refers to RFMD and its subsidiaries, on a consolidated basis, prior to the closing of the Business Combination and to Qorvo and its subsidiaries, on a consolidated basis, after the closing of the Business Combination.

For more information concerning the Business Combination, see Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 1. BUSINESS.

Company Overview

We are a leading provider of core technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. We have more than 6,700 global employees dedicated to delivering solutions for everything that connects the world. We have one of the industry's broadest portfolios of RF products and core technologies, and world-class ISO 9001-, ISO 14001- and ISO/TS 16949-certified manufacturing facilities. Our Richardson, Texas facility is a U.S. Department of Defense (“DoD”)-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide (“GaAs"), gallium nitride (“GaN”) and bulk acoustic wave (“BAW”) technologies, products and services. We are a preferred supplier to the world’s leading companies that serve the mobile device, networks infrastructure and defense and aerospace markets. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with our design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary design and manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

RFMD was incorporated in North Carolina in 1991. TriQuint originally was incorporated in California in 1981 and later reincorporated in Delaware in 1997. Qorvo was incorporated in Delaware in 2013 under the name Rocky Holding, Inc., which name was changed in 2014 to Qorvo, Inc. in connection with the Business Combination. We maintain dual principal executive offices, which are located at 7628 Thorndike Road, Greensboro, North Carolina

27409 and at 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124. Our telephone numbers at these locations are (336) 664-1233 and (503) 615-9000, respectively.

Operating Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation (“2G”) mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking ("ET") power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, wearables and tablets.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of a broad array of RF solutions to wireless network infrastructure, defense and aerospace markets and short-range connectivity applications for commercial, consumer, industrial and automotive markets. Infrastructure applications include 4G LTE and 3G base station deployments, WiFi infrastructure, microwave point-to-point ("PtP") radio and optical network links, and cable television ("CATV") wireline infrastructure. Defense and aerospace applications, which require extreme precision, reliability, durability and supply assurance, include a variety of advanced systems, such as active phased array radar, electronic warfare and various communications applications. Industrial and automotive applications include energy management, private mobile radio, satellite radio and test and measurement equipment. Our IDP products include high power GaAs and GaN PAs, low noise amplifiers, switches, fixed frequency and voltage-controlled oscillators (“VCOs”), filters, attenuators, modulators, driver and transimpedance amplifiers and various multichip and hybrid assemblies.

In connection with the Business Combination, in the fourth quarter of fiscal 2015 we renamed our Cellular Products Group (CPG) operating segment as MP and our Multi-Market Products Group (MPG) operating segment as IDP. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Industry Overview

Our business is diversified across multiple industries. The cellular handset industry is our largest market and is characterized by large unit volumes, significant product mix shift, high technical barriers to entry and relatively short product lifecycles.

The cellular market is rapidly transitioning to smartphones and tablets based on LTE 4G interface standards to address the ever growing demand for always-on, anywhere connectivity. This demand has accelerated the deployment of advanced 4G networks in developed markets around the world. In addition, many carriers are constantly seeking to improve the speeds of their 4G networks with additional features such as carrier aggregation, while 3G service continues to expand in some global wireless markets outside of North America, Europe, China and Japan. While entry level 2G- and 3G-only handsets are still shipping in significant volumes, these market segments are decreasing as a percentage of total handsets shipped and represent a smaller opportunity in terms of RF dollar content per phone. Internet access, email, social media and the demand for mobile video are driving the demand for smartphones, tablets and other mobile data devices. These devices often contain two to five times more RF content than basic or feature phones. They support multiple air interface standards, require multiple frequency bands for broad geographic coverage, often operate simultaneously with WiFi and Bluetooth and must meet higher performance specifications. For example, 4G smartphones typically have two to three times as many bands as a 3G phone while the RF front end occupies substantially the same area in both phones. With smartphones growing faster than the overall handset market and containing more RF content, we expect our addressable market to grow faster than the overall handset market.

The rapid proliferation of the Internet of Things is also driving the growth in demand for RF content for “Machine Type Communications” or “MTC” as entirely new classes of devices, including systems for connected homes, energy management systems and a variety of health, fitness and medical devices, are enabled with wireless connectivity to transmit data obtained from embedded sensors, meters, controllers and other components. As part of this phenomena, machine-to-machine (“M2M”) devices are increasingly integrating WiFi and cellular content for a growing number of applications, including automotive, electric and water utilities, fleet management and point-of-sale.

In cellular infrastructure, network operators are rapidly building out their 4G LTE networks to handle more data traffic, which increases the requirements for more and faster wireless backhaul systems, including upgrading transport capacity through microwave PtP radio and optical network links. In addition, to increase network coverage and capacity and ease the strain from skyrocketing mobile data traffic on congested cellular networks, the cellular infrastructure market is turning to WiFi offload strategies, including public access WiFi hotspots, and utilizing new architectures with small cell base stations such as micro cells, pico cells, and femtocells. The RF content in premises-based devices and distribution networks is increasing due to higher capacity requirements achieved through enabling increased bandwidth capability, typically at higher frequencies of operation.

In our CATV and optical network wireline transport markets, the rapid explosion of consumer and business data transmission, whether from high definition television (“HDTV”), Internet protocol television (“IPTV”), and voice over Internet protocol (“VoIP”), as well as the associated increases in Internet traffic in data centers, are driving market growth and placing increased emphasis on product performance, integration and power consumption. The adoption of DOCSIS 3.1 is accelerating and driving our CATV business. Additionally, the ever-increasing performance demands for data centers and metro networks continue to drive our optical business. Both markets are equally concerned about increasing capacity and speed, while decreasing costs and power consumption.

Defense and aerospace markets rely on dependable microwave monolithic integrated circuits ("MMICs") and discrete transistors in die-level and packaged forms, as well as surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") filters. The global defense and aerospace industry that we serve is focused on balancing cost, performance and power consumption and is serviced through both commercial off-the-shelf products and custom devices for the most stringent applications that support the next generation of communication, defense and national security capabilities.

In connectivity markets, we are focused on delivering world-class products that address the higher performance requirements of 802.11ac and the proliferation of WiFi in mobile devices such as tablets and notebook computers and non-mobile equipment, including routers, access points, set-top boxes, automobiles and televisions. In these same markets, we enable interference-free reception and transmission through our premium filter products.

Across our customers’ diversified industries, their end-market products continue to increase in complexity and RF content, while wireless connectivity becomes a ubiquitous requirement of the Internet of Things. This is expanding our addressable market and increasing our opportunities to deliver more highly integrated, higher value solutions. At the same time, we are leveraging our core capabilities, including scale manufacturing, advanced packaging capabilities and deep systems-level integration expertise, to target a greater number of applications and market opportunities.

Mission and Strategy

Our mission is to deliver best-in-class core technologies and RF solutions for mobile, infrastructure and defense and aerospace applications. Our key strategies to achieve this mission are to drive innovation to maintain technology and product leadership, partner with the best customers in our targeted industries and increase the pace and scope of our new product development to meet emerging trends in our customers’ diversified industries.

Technology and product leadership
We are sharply focused on profitable growth and diversification through technology and product leadership. In the mobile products end market, we utilize our broad technology portfolio to simplify increasing RF complexity and enable a faster time to market for our customers. We create integrated RF front end solutions that include multiple bands, frequencies and communication standards into small, high-performance modules. Moreover, we are strategically focused on taking integration even further by combining high-performance filters, PAs and switches into complete RF front ends. We add significant systems capabilities to help our customers architect the world's leading smartphones. By integrating discrete components into space-saving modules, we deliver greater functionality and higher performance in smaller form factors, thus providing greater value for cellular and WiFi devices worldwide.

We continue to push the limits of silicon on insulator (“SOI”), GaAs, SAW and BAW filter technologies to address the increasing technical challenges of today’s highly integrated front end modules. We are a worldwide leader in switching solutions and antenna control systems and invest in the most advanced SOI process technologies and design techniques to continue to advance the state of the art in this area. Our design engineers also use our proprietary wafer-level packaging ("WLP") and copper flip-chip interconnects (Cu-FlipTM) technologies, as well as our unique NoDrift™ and LowDrift™ advanced BAW and temperature-compensated SAW ("TC-SAW") filters, to address the proliferation of new bands worldwide. In addition, we have significant scale and capabilities in assembling and testing these highly integrated modules.

Our advanced technologies are sought by defense and aerospace and networks infrastructure customers. For example, we continue to focus internal and external research and development ("R&D") resources on the development and maturity of high power GaN solutions. We supplement our internally funded R&D efforts with U.S. government research funding to drive the leading edge of GaN research with participation in programs such as the Microscale Power Conversion and Near Junction Thermal Transport programs. Our work supporting the Defense Production Act Title III manufacturing contract and the Nitride Electronic Generation Technology ("NeXt") GaN programs are ongoing. We have the broadest portfolio of GaN fabrication processes in the industry to address market needs ranging in frequency from sub gigahertz through 100 gigahertz, THB-compliant products and advanced low-cost packaging concepts.

We continue to invest in expanding our R&D and hiring the best and brightest talent. These strategies enable us to serve an array of growing markets with a diversified product portfolio within the communications and defense industries.

Partnering with our customers
We are committed to establishing close relationships with the leading customers in the industries we serve to drive our business and growth. We enjoy long-standing, deep institutional relationships with the leading smartphone and tablet manufacturers, network and consumer premises equipment manufacturers and reference design partners. These best-in-class customers and partners collectively have built and are expanding the world's 3G, 4G and other broadband communications networks. We emphasize developing intimate technical engagements with our key customers to align our R&D efforts with their long-term product development roadmaps. In doing so, we focus on overall systems level requirements and solutions that address the increasing complexity of mobile devices and networks and the demands of carriers. These qualities have collectively made us a provider of choice for mobile products and advanced network infrastructure RF systems.

Similarly, our defense and aerospace customers include the leading tier one defense subcontractors to the U.S. government. We are also a Microelectronics Trusted Source accredited by the U.S. DoD for foundry, post-processing, packaging, assembly and test services and in 2014 were recognized by the DoD as the first GaN supplier to achieve Manufacturing Readiness Level (MRL) 9 based on passing criteria that assesses readiness for full scale production of GaN devices.

We deliver trusted applications support and dedicated service to our customers. We also offer a variety of packaging, assembly and test options to meet our customers' performance needs and our global sales and distribution teams offer local support to help ensure on-going customer satisfaction.

New product development
Major market drivers like the ever growing demand for always-on, anywhere connectivity and the explosion of the Internet of Things have heightened the importance of increasing the rate and pace of new product development. We develop and launch numerous new products each year to expand our presence in existing and new markets and to diversify our revenue base. To drive our new product development, we have systemized our product development process to streamline product development cycle times and our business units focus their efforts on the development and release of new products that have been identified as having strategic importance.

In addition to partnering with our customers, we have established and maintain close working relationships with other industry leaders in our target markets, including university faculty, industry bodies, channel partners and other thought leaders. We also have existing connections, and seek to establish new, strategic investments and other relationships, with emerging companies that provide access to new technologies, products and markets. These relationships are critical to providing us with insights into future customer requirements and industry trends, which facilitate the timely development of new products to meet the changing needs of the marketplace.

Our management and board of directors regularly consider our strategic options in light of our company-specific conditions and industry conditions and trends, including whether acquisitions, dispositions or other potential transactions offer meaningful opportunities to enhance stockholder value. This includes opportunities to expand the breadth and depth of our product offerings and to diversify our overall business through the acquisition of product lines, business units and companies, both large and small.

Markets, Products and Applications

We offer a broad array of amplification, filtering and switching products for RF, microwave and millimeter-wave applications. We utilize specialized substrate materials and high-performance process technologies such as GaAs, GaN, SOI, pseudomorphic high electron mobility transistors ("pHEMT") and silicon germanium (“SiGe”). We believe many of our products offer key advantages relative to competing devices, including steeper selectivity, improved linearity, lower distortion, higher output power and power-added efficiency, as well as reduced size and weight, and more precise frequency control. Our broad range of standard and customer-specific ICs, components and modules, in addition to SAW, TC-SAW and BAW duplexers and filters, combined with our manufacturing and design capabilities, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.

We focus on three broader end markets: mobile products; infrastructure; and defense and aerospace.

Mobile Products
The demand in the mobile products end market has evolved and accelerated over the past several years as a result of increased demand for enhanced voice and data communication capabilities. Users want mobile devices to provide signal quality similar to wired communication systems, to be smaller and lighter, to accommodate longer talk and standby time and to contain complex functionality such as digital cameras, video recorders, music players, global positioning systems ("GPS"), Bluetooth® and internet access. The most significant trend today in the mobile devices market is the growth of sophisticated smartphones and tablets. These devices contain application processing capability that allows the device to be a platform for a wide variety of software applications, including e-mail, calendar, location-based services, web-based services, music, video, travel aids and a multitude of games. Smartphones typically have power amplifiers, filtering, switches and antenna control solutions for voice and data communications. Additionally, they typically work across multiple standards and frequency bands enabling multi-region access and coverage. The expanding number of RF bands has increased the overall dollar content in an average smartphone by two to five times compared to a traditional voice-only phone. The increase in wireless communication traffic has resulted in congestion of the assigned frequency bands, creating capacity issues for network operators. In today’s cellular industry, operators routinely spend billions of dollars on new spectrum, which creates significant pressure to deploy handsets that can take advantage of the increased capacity. As a consequence, wireless communications standards are evolving and new technologies are being deployed to utilize the available spectrum more efficiently. This in turn tends to increase the complexity of filtering requirements in each device. Mobile devices of this complexity provide new technical challenges that our products are well suited to address, and we believe our mobile device strategy will meet the needs of this evolving market.

We sell multiple components and solutions for mobile phones. Our high-performance RF Fusion™ line of integrated RF solutions solve the problems inherent in the most demanding RF applications, while our versatile RF

Flex™ solutions allow our customers to target specific functionality with a flexible architecture. Other product types include PAs and power amplifier modules (“PAMs”), RF filters, duplexers, switches, transmit modules, power amplifier + duplexer (“PAD”) modules, switch + PAD modules, RF power management ICs, diversity receive modules, antenna switch modules, antenna tuning and control solutions, multi-mode, multi-band power amplifiers, and other advanced products. Our products support multiple 2G, 3G, 4G and other communications standards across a wide frequency spectrum.

Our access to various process technologies, such as GaAs, SOI, SAW, TC-SAW and BAW provides our mobile device designers with flexibility to address our customers’ requirements for low noise, better signal processing in congested bands, greater power efficiency for longer battery life, and low loss switching.

Historically, we have experienced seasonal fluctuations in our sales of mobile products. Our revenue is generally the strongest in the second and third fiscal quarters and weakest in the fourth fiscal quarter of each year.

Infrastructure
We sell products that support the transfer of voice, video and data across wireless and wired infrastructure. The increasing demand for applications, services and the associated high-speed data for smartphones, tablets, computers and TVs is driving a dramatic evolution in the infrastructure that carries this data. This translates to requirements for systems and components with higher frequency, broader bandwidth, greater linearity, lower power consumption and smaller size. To reduce operator complexity and capital investment, systems need to cover multiple bands and modulation standards, without increasing size or cost.

Our products for the infrastructure end market target three main applications:

•	Transport, which includes wireless and wired broadband networks infrastructure for CATV, fiber-to-the-home, optical transport networks, Very-Small Aperture Terminals ("VSAT") and PtP radio;

•	Base Station, which comprises 2G, 3G, 4G LTE and multi-carrier, multi-standard base stations and small cells; and,

•	Connectivity, such as WiFi, automotive radar, telematics, advanced metering infrastructure ("AMI") and other industrial applications.

We offer a broad range of products for these applications, including low-noise, variable-gain, driver and power amplifiers, single and dual band wireless local area network ("WLAN") modules, digital and analog attenuators, frequency converters, VCOs, switches, SAW filters, BAW filters, and multi-chip modules that integrate multiple functions.

Our products are differentiated by high performance, reflecting our unique GaAs, GaN, SAW and BAW processes combined with innovative design and packaging. For example, in base station applications, our GaAs HBT amplifiers offer differentiated low noise performance while our GaN amplifiers offer high linearity and efficiency with high output power and low power consumption. In optical transport networks infrastructure, our modulator drivers provide a wide output voltage swing, low jitter and high fidelity electrical “eye” performance for 40 and 100 gigabits per second networks.

We utilize our process and assembly technologies to achieve superior performance and integrate RF functionality at both the integrated circuit and multi-chip module levels. The range of process technologies we can draw upon spans from 100 megahertz to 100 gigahertz, low noise to high power. As an example, our high-voltage HBT and GaN processes provide two options for addressing very high power, high efficiency and high linearity applications. Our multi-chip modules utilize our high-volume assembly capabilities used in the manufacturing of our products for the mobile devices end market to achieve low cost and high quality for infrastructure applications.

We sell amplifier and RF filtering products for a number of applications that enable wireless connectivity, including WiFi used in consumer premises equipment and enterprise wireless access points. We also sell amplifier and RF filtering products for automotive applications, including automotive infotainment, satellite radios, radar and telematics and various industrial applications, including smart energy/AMI systems. The most basic AMI systems provide a way for a utility company to measure customer usage remotely without touching or physically reading a meter. More sophisticated AMI systems have data links to major household appliances to enable measurement and control.

Defense and Aerospace
Our largest customers in the defense and aerospace end markets are military contractors serving the U.S. government. These prime contractors and subcontractors use our die-level integrated circuits and discrete components, MMICs and multi-chip modules for radar, electronic warfare and communications systems. These programs include major shipboard, airborne and battlefield radar systems as well as communications and electronic warfare applications. Our products are used in large-scale programs with long lead-times. Once a component has been designed into an end-use product for a military application, the same component is generally used during the entire production life of the end-use product.

Our products utilized in radars are bringing new capabilities to detect and neutralize threats against aircrews, shipboard and infantry defense forces around the globe. We are actively engaged with existing customers while seeking greater emerging application opportunities. For example, our legacy of phased array radar experience with domestic airborne fighter platforms has led to ongoing work in the multi-national next generation platforms. In addition, we expect our products to be used in retrofits that upgrade the radars and other systems for the existing domestic fleet of fighter aircraft.

The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighters. We are teamed with contractors in new programs to bring this type of capability to the warfighter and we also are engaged in retrofits of other tactical fighter jet programs. Our microwave PAs provide the capability to transmit the power that is at the heart of phased array radar operation. These radars consist of large element arrays composed of many individual integrated circuits. In addition to supplying components for airborne and ground-based phased array radars, we are engaged with prime defense contractors in the continuing development and production of radars for shipboard applications. In the military communications field, we supply filters, amplifiers and other components for hand-held and satellite communications systems. In addition, we use our packaging and integrated assembly expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for all types of customer needs.

Our DoD accreditation as a Microelectronics Trusted Source is an assurance that our processes and procedures meet stringent quality and security controls, which can permit increased levels of high security/classified application specific integrated circuit foundry services. Through accreditation, we join a small group of GaAs suppliers certified by the DoD as able to fabricate and deliver devices for applications using standards approved and monitored by the Defense Microelectronics Activity. We have also been certified by the DoD as having Manufacturing Readiness Level 9 for our GaN fabrication capabilities, which certifies us as having the necessary systems and demonstrated capabilities in place for rate production.

We are also directly engaged with the U.S. government, primarily through contracts with the Defense Advanced Research Project Agency, the Air Force Research Laboratory, and the Office of Naval Research to develop the next generation of RF components in GaN and GaAs. GaN high electron mobility transistor devices provide the higher power density and efficiency required for future high-power phased array radar, electronic warfare, missile seekers and communications systems. Through these programs and other ongoing efforts, we continue to enhance the reliability and manufacturability of our GaN processes.

Revenue from the sales of our products in the defense and aerospace end market can fluctuate significantly from year to year due to the timing of programs.

Manufacturing

We have a global supply chain that routinely ships millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF solutions and a leading manufacturer of compound semiconductors, including GaAs HBT, GaAs pHEMT, GaN, SAW, TC-SAW and BAW for RF applications.

We operate wafer fabrication facilities for the production of GaAs, GaN, SAW, TC-SAW and BAW wafers in Greensboro, North Carolina; Hillsboro, Oregon; Richardson, Texas; Apopka, Florida; and Bend, Oregon. We also use multiple silicon-based process technologies, including SOI and CMOS, in our products. We outsource all silicon manufacturing to leading silicon foundries.

We have our own copper bumping and WLP technologies and also use external suppliers for these technologies. In packages that employ bumped die, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so that the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection capability than wirebonded die and enables smaller and thinner form factors. We use WLP technologies for our SAW, TC-SAW and BAW products.

Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die. For the majority of our products, the next step in our manufacturing process is assembly. During assembly, the die and other necessary components are placed on a high density interconnect substrate to provide connectivity between the die and the components. This populated substrate is formed into a microelectronic package. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process. To assemble and test our products, we primarily use internal assembly facilities in the United States, China, Costa Rica and Germany, and we also utilize several external suppliers.

The fabrication of ICs and filter products in these facilities is highly complex and sensitive to particles and other contaminants, and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to more wafer breakages than experienced with silicon wafers. To maximize wafer yield and quality, we test our products in various stages in the fabrication process, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the entire production flow. Our manufacturing yields vary significantly among our products, depending upon a given product’s complexity and our manufacturing experience.

We incur a high level of fixed costs to operate our own manufacturing facilities. These fixed costs consist primarily of facility occupancy costs, repair, maintenance and depreciation costs related to manufacturing equipment and fixed labor costs related to manufacturing and process engineering.

Our quality management system is registered to ISO 9001 standards and our environmental management system is registered to ISO 14001:2004. This means that a third-party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing. The ISO 14001:2004 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs. We believe that all of our key vendors and suppliers are compliant with applicable ISO 9001 and/or TS-16949 standards, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality.

Our manufacturing facilities in Greensboro, North Carolina; Hillsboro, Oregon; Richardson, Texas; and Apopka, Florida are certified to ISO/TS 16949 standards, which is the highest international quality standard for the automotive industry and incorporates ISO technical specifications that are more stringent than ISO 9001 quality management systems requirements. The ISO/TS 16949 standard combines North American and European automotive requirements and serves the global automotive market.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. We use independent foundries to supply all of our silicon-based integrated circuits. High demand for SOI wafers to support manufacture of our switch products has led to supply constraints in the past, which we are addressing by qualifying new silicon foundries and securing supply commitments from existing silicon suppliers.

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, silicon, lithium niobate (“LiNbO3”) or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these raw materials. Our most significant suppliers of ceramic surface mount packages are based in Japan. For our SAW operations, we also utilize multiple qualified wafer and mask set vendors.

Our manufacturing strategy includes a balance of internal and external sites (primarily for assembly operations), which helps reduce costs, provides flexibility of supply, and minimizes the risk of supply disruption. We routinely qualify multiple sources of supply and manufacturing sites to reduce the risk of supply interruptions or price increases and closely monitor suppliers’ key performance indicators. Our suppliers' and our manufacturing sites are geographically diversified (with our largest volume sources distributed throughout Southern and Eastern Asia), and we believe we have adequate sources for the supply of raw materials, passive components and substrates for our products and manufacturing needs.

Customers

We design, develop, manufacture and market our products to leading U.S. and international OEMs and ODMs. We are also engaged with leading baseband reference design partners located primarily in the U.S. and China.

Some of our MP customers use multiple contract manufacturers for product assembly and test. Therefore, revenue for one customer may not necessarily represent the entire business of a single mobile products manufacturer. We sold our products to our largest end customer through multiple contract manufacturers, which in the aggregate, accounted for approximately 32%, 20% and 9% of total revenue in fiscal years 2015, 2014 and 2013, respectively. Samsung Electronics, Co., Ltd., accounted for approximately 14%, 25% and 22% of our total revenue in fiscal years 2015, 2014 and 2013, respectively. The majority of the revenue from these customers was from our mobile product sales. No other customer accounted for more than 10% of our total revenue.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Information about revenue, operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our internal, as well as our external, sales representatives and distributors to keep them informed of, and educated about, our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world.

We maintain an extensive web-site containing product information and publish a comprehensive product selection guide annually. Our global team of application engineers interacts with customers during all stages of design and production, provides customers with product application notes and engineering data, maintains regular contact with customer engineers, and assists in the resolution of technical problems. We believe that maintaining a close relationship with customers and platform providers and providing them with strong technical support enhances their level of satisfaction and enables us to anticipate their future product needs.

Research and Development

Our research and development activities enable the technologies and products necessary to maintain our leadership in the end markets we serve. Our R&D activities are focused on improving the performance, size and cost of our products in our customers’ systems. We focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. We maintain an extensive patent portfolio and also protect much of our intellectual property in the form of trade secrets.

We have developed several generations of GaAs, GaN, BAW and SAW process technologies that we manufacture internally. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also develop and qualify technologies made available to us from key suppliers, including SOI for switches and RF signal conditioning solutions and SiGe and indium phosphide ("InP") for amplifiers. We combine these external technologies with our own proprietary design methods, intellectual property and other expertise to improve performance, increase integration and reduce the size and cost of our products.

Our RF systems-level expertise and our innovations in new product architectures, new circuit techniques, filtering and other new proprietary technologies are enabling us to solve the increasingly complex RF challenges related to linearity, power consumption and other critical performance metrics. This is evident in our line of high performance RF Fusion™ and versatile RF Flex™ integrated modules.

Qorvo is a pioneer in envelope tracking technology for wireless applications, and we are incorporating our ET technology into power management components and our most advanced PAs. Our ET technology enables us to track the envelope of high-speed modulation signals and adjust the PA in real time to maximize efficiency and maintain required levels of linearity. This technology is increasingly necessary to maximize mobile device data rates and meet user expectations for battery life and maximum case temperatures. Because our customers often use a variety of baseband and power management chipsets, we also develop PAs that demonstrate industry-leading performance with third-party power management components.

We continue to develop and release new GaN-based products and invest in new GaN process technologies to exploit GaN's performance advantages across existing and new product categories. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies. We are also developing other advanced GaN process technologies that target applications where we anticipate GaN devices will provide a disruptive performance advantage and deliver meaningful energy savings in end-market products.

In the area of packaging technologies, we are developing and qualifying packaging technologies that allow us to improve performance and reduce the area and height of our products. We are continuing to invest in packaging technologies such as WLP and copper pillar bump that eliminate wire bonds, reduce the size and component height, and improve performance, while reducing the cost of packaging our products. In addition, we are investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

In fiscal years 2015, 2014 and 2013, we incurred approximately $257.5 million, $197.3 million and $178.8 million, respectively, in research and development expenses. We expect to continue to spend substantial funds on R&D in support of our growth and product diversification goals.

Competition

We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our customers' product life cycles are short and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer's particular requirements within the customer's cost limitations. The selection process for our products to be included in our customers' new products is highly competitive and our customers provide no guarantees that our products will be included in the next generation of products introduced.

We compete primarily with the following companies: Anadigics Inc.; Analog Devices, Inc.; Avago, Inc.; M/A-COM Technology Solutions, Inc.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; Raytheon Company; Skyworks Solutions, Inc.; Sumitomo Electric Device Innovations; and TDK-EPCOS Corporation.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents and other intellectual property and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.

Intellectual Property

We believe our intellectual property, including patents, copyrights, trademarks and trade secrets, is important to our business and we actively seek opportunities to leverage our intellectual property portfolio to promote our business interests. Moreover, we respect the intellectual property rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third party intellectual property.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. We have approximately 1,000 patents that expire from 2015 to 2035. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to practice third parties’ patents. In view of the relatively short market life of many of our products, we believe the duration and scope of our most relevant patents are sufficient to support our business.

We periodically register federal trademarks, service marks and trade names that distinguish our product brand names in the market. We also monitor these marks for their proper and intended use.

We also rely on non-disclosure and confidentiality agreements to protect our interest in confidential and proprietary information, including business strategies, unpatented inventions, designs and process technology. Such information is closely monitored and made available only to those employees whose responsibilities require access to the information.

Backlog

Our sales are the result of standard purchase orders or specific agreements with customers. We maintain Qorvo-owned finished goods inventory at certain customers’ “hub” locations and do not recognize revenue until our customers draw down the inventory at these hubs. Our customers’ projections of consumption of hub inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the customers’ needs. Because industry practice allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.

Employees

On March 28, 2015, we had approximately 6,700 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our European-based employees (less than 5% of our global workforce as of March 28, 2015) are subject to collective bargaining-type arrangements. We have never experienced any work stoppage and we believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Sales:
United States	$315,775	$342,805	$296,442
International	1,395,191	805,426	667,705

Long-lived tangible assets:
United States	$697,305	$120,885	$114,635
International	186,066	75,111	76,891

Sales for geographic disclosure purposes are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2015, approximately 49% ($841.0 million) was attributable to customers in China and approximately 19% ($332.5 million) was attributable to customers in Taiwan.

Long-lived tangible assets primarily include property and equipment. At March 28, 2015, approximately $126.5 million (or 14%) of our total property and equipment was located in China.

For financial information regarding our operations by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

For a summary of certain risks associated with our foreign operations, see Item 1A, “Risk Factors.”

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We provide our own manufacturing waste water treatment and disposal for most of our manufacturing facilities and have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (“EMS”) in place in order to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

We actively monitor the hazardous materials that are used in the manufacture, assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This helps to ensure that our products are compliant with the requirements of the markets into which the products will be sold. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold.

We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2016 or fiscal 2017.

Access to Public Information

We make available, free of charge through our website (http://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

Investor Relations Department
Qorvo, Inc. 7628 Thorndike Road Greensboro, NC 27409-9421

The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it as an active link to our website.

In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also read and copy any documents that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.

ITEM 1A. RISK FACTORS.

Our operating results fluctuate.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including, but not limited to, the following:

•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	our ability to predict market requirements and evolving industry standards accurately and in a timely manner;

•	our ability to predict customer demand accurately to limit obsolete inventory, which would reduce our profit margins;

•
the ability of third-party foundries and third-party assembly, test and tape and reel suppliers and other third-party subcontractor suppliers to handle our products in a timely and cost-effective manner that meets our customers' requirements;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to downward pressure on the average selling prices of our products caused by our customers or our competitors; and

•	our ability to utilize our capacity efficiently or acquire additional capacity in response to customer demand.

It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our industry's technology changes rapidly.

We primarily design and manufacture high-performance semiconductor components for wireless applications. Our markets are characterized by the frequent introduction of new products in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers' demands for reductions in cost and improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of products that are equivalent or acceptable in terms of performance, but lower in cost, to the products we make under existing processes. If we cannot design products using competitive technologies or develop competitive products, our operating results will be adversely affected.

Our operating results are at risk if we do not introduce new products and decrease costs.

The average selling prices of our products have historically decreased over the products' lives and we expect this to continue. To offset these average selling price decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. In higher-tier, performance-driven markets, we offer solutions that deliver the advantages of superior performance. In lower-tier, cost-driven markets, we offer solutions that deliver market acceptable performance at lower cost. If we do not continue to identify markets that require superior performance and offer products that command a premium price for such performance, or if we do not achieve market acceptable performance in our products for cost-driven markets, our operating results could be adversely affected.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our MP revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.

We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. Increasingly, the largest cellular handset OEMs are releasing fewer new phone models on an annual basis, which heightens the importance of achieving design wins for these larger opportunities. While the rewards for a design win are financially greater, competition for these projects is intense. The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed.

We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government sponsored programs, principally for defense and aerospace applications. These programs, such as the Defense Advanced Research Project Agency ("DARPA") contract to develop high power, wide band amplifiers in GaN, the NeXt program to explore advanced and promising new GaN technology, and the F-35 Lightning JSF aircraft programs, generally have long lead times. These programs are also subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts in the recent past have been negatively affected by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.

We operate in a very competitive industry and must continue to implement innovative technologies.

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete integrated circuits. In addition to our direct competitors, some of our largest customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

Our operating results are substantially dependent on development of new products and achieving design wins.

Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution of product designs and ramp of new products according to our customers’ needs with acceptable manufacturing yields;

•	acceptance of our customers' products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new products.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly impact the revenue obtained from a design win. The actual value of a design win to us will ultimately depend on the commercial success of our customer’s product.

Decisions about the scope of operations of our business could affect our results of operations and financial condition.

Changes in the business environment could lead to changes in our decisions about the scope of operations of our business, and these changes could result in restructuring and asset impairment charges. Factors that could cause actual results to differ materially from our expectations with regard to changing the scope of our operations include:

•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and post-retirement costs;

•	future divestitures;

•	new business initiatives and changes in product roadmap, development and manufacturing;

•	changes in employment levels and turnover rates;

•	changes in product demand and the business environment; and

•	changes in the fair value of certain long-lived assets and goodwill.

We face risks associated with the operation of our manufacturing facilities.

We operate wafer fabrication facilities in Florida, North Carolina, Oregon and Texas. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in the U.S., China, Costa Rica, the Philippines and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in the U.S., China, Costa Rica and the Philippines and we also utilize contract suppliers and partners in Asia to test our products.

A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products and new technologies in a timely manner;

•
the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China, Costa Rica, the Philippines and Germany;

•	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations;

•	our reliance on our internal facilities;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations, including social responsibilities and conflict minerals requirements;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

•	the occurrence of natural disasters anywhere in the world, which could directly or indirectly affect our facilities, subcontractor operations, and supply chain.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. We carry commercial property damage and business interruption insurance against various risks, with limits deemed adequate for reimbursement for damage to our fixed assets and resulting disruption of operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and increase our costs and expenses. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. Any disruptions from these or other natural disasters could require substantial expenditures and recovery time in order to fully resume operations and have a material adverse effect on our operations and financial results to the extent that losses exceed insurance recoveries.

If we experience poor manufacturing yields, our operating results may suffer.

Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, many of which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain including wafer fabrication, assembly and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields on certain new and existing products.

Our customers also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

•	design errors;

•	defects in photomasks (which are used to print circuits on a wafer);

•	minute impurities in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the manufacturing processes;

•	losses from broken wafers or other human error; and

•	defects in packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.

Costs of product defects and errata (deviations from published specifications) could include the following:

•	writing off the value of inventory;

•	disposing of products that cannot be fixed;

•	recalling products that have been shipped;

•	providing product replacements or modifications;

•	direct and indirect costs incurred by our customers in recalling their products due to defects in our products; and

•	defending against litigation.

These costs could be significant and may increase expenses and lower gross margin. Our reputation with customers could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.

Industry overcapacity and current macroeconomic conditions could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future growth or decline in the demand for our products, which makes it very difficult to estimate requirements for production capacity. In prior fiscal years, we have added significant capacity through acquisitions as well as by expanding capacity at our existing manufacturing facilities.

In the past, capacity additions by us and our competitors sometimes exceeded demand requirements, leading to oversupply situations. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market. This may in the future put pressure on our average selling prices and have a material adverse effect on us.

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of reduced demand. If the demand for our products is not consistent with our expectations, underutilization of our manufacturing facilities may have a material adverse effect on our gross margin and other operating results.

We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.

In order to ensure availability of our products for some of our largest customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers' accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs.

We currently use several external manufacturing suppliers to supplement our internal manufacturing capabilities. We believe all of our key vendors and suppliers are compliant with applicable ISO 9001 and/or TS-16949 standards. However, if these vendors' processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.

We increasingly sell certain of our products through platform providers and our inability to manage these evolving relationships may have an adverse effect on our business, financial condition and results of operations.

We are focused on developing and maintaining relationships with platform providers to help us sell our products. These platform providers are typically large companies that provide system reference designs for OEMs and ODMs that include the platform provider's baseband and other complementary products. Certain platform providers own or control IP that provides them with a dominant market position for their baseband products for certain air interface standards, which provides them with significant influence and control over sales of RF products for these standards. Platform providers have historically looked to us and our competitors to provide RF products to their customers as part of the overall system design and we must compete to have our RF products included in the platform provider's system reference design. Our relationships with certain platform providers are evolving, particularly as they work to develop more fully integrated solutions in silicon that include their own RF technologies and components.

In platform provider relationships, we generally do not control the end customer relationship. As a result, we are dependent upon the platform provider as the prime contractor to appropriately manage the end customer. The failure of the platform provider to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control.

Platform providers may be in a different business from ours or we may be their customer or competitor. Accordingly, we must balance our interest in obtaining new business with competitive and other factors. Because platform providers control the overall system reference design, if they offer competitive RF technologies or their own RF solutions as a part of their reference design and exclude our products from the design, we are at a distinct competitive disadvantage with OEMs and ODMs that are seeking a turn-key design solution, even if our products offer superior performance.

Our relationships with platform providers are complex and evolving and inability to manage these relationships could have an adverse effect on our business, financial condition and results of operations.

We are subject to risks from international sales and operations.

We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in multiple countries. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations as well as tariff, import and other related restrictions and regulations.

Sales to customers located outside the U.S. accounted for approximately 82% of our revenue in fiscal 2015. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.

The majority of our assembly, test and tape and reel vendors are located in Asia. We do the majority of our business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international manufacturing suppliers will continue to accept orders denominated in U.S. dollars.

In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur in the U.S. or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Pandemics and similar major health concerns could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation or manufacturing arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

A slowdown in the Chinese economy could limit the growth in demand for devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

We believe that an increase in demand in China for handsets and other devices that include our products will be an important factor in our future growth. Although the Chinese economy has grown significantly in recent years, there can be no assurance that such growth will continue. Any weakness in the Chinese economy could result in a decrease in demand for devices containing our products, which could materially and adversely affect our business, results of operations and prospects.

Economic regulation in China could materially and adversely affect our business and results of operations.

We have a significant portion of our assembly and testing capacity in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or to control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.

In order to compete, we must:

•	hire and retain qualified employees;

•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms of foreign locations; and

•	train and motivate our employee base.

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuits and filter design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

Our operating results may be adversely impacted by the inability of certain of our customers to access their traditional sources of credit to finance the purchase of products from us, which could lead them to reduce their level of purchases or seek credit or other accommodations from us.

The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products or place us at risk for any trade credit we have extended to them if they are unable to repay us. This risk may increase if a general economic downturn materially impacts our customers and they are not able to manage their business risks adequately or do not properly disclose their financial condition to us.

Difficulties in integrating the business of RFMD and TriQuint and a failure to realize the anticipated benefits of the Business Combination, including the expected amount and timing of cost savings and operating synergies, could have a material adverse effect on our business and operating results and our stock price.

The success of the Business Combination will depend, in part, on our ability to fully realize the anticipated benefits from the transaction, including increased revenue, synergies, cost savings and operational efficiencies. If we are unable to fully achieve these objectives within a reasonable amount of time, the anticipated benefits may not be fully realized or at all, or may take longer to fully realize than expected and the value of our common stock may decline.
The combination of RFMD’s business and TriQuint’s business has been and will continue to be a complex, costly and time-consuming process. The ongoing integration of the two companies has resulted, and may continue to result, in challenges, including:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of management's attention to the completion of the integration;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the continuing integration of two unique corporate cultures;

•	retaining existing customers and attracting new customers on profitable terms;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses or delays associated with the Business Combination.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of management’s time and energy. Delays or issues encountered in the ongoing integration process could have a material adverse effect on our revenue, expenses, operating results and financial condition and no assurance can be given that we will fully realize these anticipated benefits.

Further, we have incurred and will continue to incur significant costs in connection with the integration process. The substantial majority of these costs are non-recurring expenses related to the facilities and systems consolidation costs. We may also incur other unanticipated integration costs as well as costs to maintain employee morale and to retain key employees and additional costs related to formulating and revising integration plans.

If we are unable to fully achieve the expected growth in earnings, or if our operational cost savings estimates are not fully realized, or if the integration costs are greater than expected, the market price of our common stock may decline. The market price also may decline if we do not fully achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts or if our financial results are not consistent with their expectations.

We may engage in future acquisitions that dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders' ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements;

•	acquisition-related charges and amortization of acquired technology and other intangibles;

•	diversion of management's attention from our business;

•	injury to existing business relationships with suppliers and customers;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.

The price of our common stock may be volatile.

The price of our common stock, which is traded on the NASDAQ Global Select Market, may be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic conditions, including market conditions in the semiconductor industry;

•	actual or expected variations in quarterly operating results;

•	differences between actual operating results and those expected by investors and analysts;

•	changes in recommendations by securities analysts;

•	operations and stock performance of competitors;

•	accounting charges, including charges relating to the impairment of goodwill;

•	significant acquisitions or strategic alliances by us or by our competitors;

•	sales of our common stock, including sales by our directors and officers or significant investors;

•	recruitment or departure of key personnel; and

•	loss of key customers.

We cannot assure you that the price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance.

We rely on our intellectual property portfolio and may face claims of infringement.

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection against our competitors. Our competitors may also be able to design around our patents.

The laws of some countries in which our products are developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as U.S. laws. This increases the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Additionally, our competitors may be able to independently develop non-infringing technologies that are substantially equivalent or superior to ours.

We may need to engage in legal actions to enforce or defend our intellectual property rights. Generally, intellectual property litigation is both expensive and unpredictable. Our involvement in intellectual property litigation could have a material, adverse effect on our business. These adverse effects may include injunctions, exclusion orders and royalty payments to third parties.

Security breaches and other similar disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other parties. We also restrict access to our proprietary information.

Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our proprietary information without our authorization. Additionally, current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also potentially subject to significant system or network disruptions, including new system implementations, computer viruses, facility access issues and energy blackouts.

From time to time, we have experienced attacks on our computer systems by unauthorized outside parties; however, we do not believe that such attacks have resulted in any material damage to our customers or us. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our technologies and processes may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or network disruptions.

We also rely on third-party service providers to protect our proprietary information. Third party service providers include foundries, assembly and test contractors, distributors, credit card processors and other vendors that have access to our sensitive data. These providers should have safeguards in place to protect our data. Failure of these parties to properly safeguard our data could also result in security breaches and loss of proprietary information.
The costs related to cyber or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could result in loss of competitive advantages derived from our research and development efforts or our IP. Moreover, these events may result in the early obsolescence of our products; adversely affect our internal operations and reputation; or degrade our financial results and stock price.

We may be subject to lawsuits and claims relating to our products.

Third parties could assert product liability or other claims against us, our customers or our licensors with respect to existing and future products. Any litigation could result in significant expense and liability to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor or covered by insurance.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our customers may decrease.

Concerns over the effects of radio frequency emissions continue. Interest groups have requested that the Federal Communications Commission investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over, and state laws have been enacted to mitigate, the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Legislation that may be adopted in response to these concerns or adverse news or findings about safety risks could reduce demand for our products and those of our customers in the U.S. as well as in foreign countries.

We are subject to stringent environmental regulations.

We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. A change in environmental laws or our failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. Growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions. Our compliance with this legislation may result in additional costs.

Two former production facilities at Scotts Valley and Palo Alto, California from TriQuint's acquisition of WJ Communications, Inc. have significant environmental liabilities for which we have entered into and funded fixed price remediation agreements and obtained cost-overrun and unknown pollution insurance coverage. These arrangements may not be sufficient to cover all liabilities related to these two sites.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have incurred costs and expect to incur additional costs associated with complying with these requirements. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

Our certificate of incorporation and bylaws and the General Corporation Law of the State of Delaware may discourage takeovers and business combinations that our stockholders might consider in their best interests.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of Qorvo that our stockholders might consider in their best interests. These provisions include:

•
granting to the board of directors sole power to set the number of directors and fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	limitations on the ability of stockholders to remove directors;

•
the ability of the board of directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the board of directors;

•	the inability of stockholders to call special meetings of stockholders;

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings; and

•	the inability of stockholders to act by written consent.

In addition, the General Corporation Law of the State of Delaware contains provisions that regulate “business combinations” between corporations and interested stockholders who own 15% or more of the corporation’s voting stock, except under certain circumstances. These provisions could also discourage potential acquisition proposals and delay or prevent a change in control.

These provisions may prevent our stockholders from receiving the benefit of any premium to the market price of our common stock offered by a bidder in a takeover context, and may also make it more difficult for a third party to replace directors on our board of directors. Further, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

Our operating results could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see "Critical Accounting Policies and Estimates" in Part II, Item 7 of this report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments that could significantly affect our results of operations.

We may not be able to borrow funds under our credit facility or secure future financing.

On April 7, 2015, we entered into a five-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $300 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150 million. The revolving credit facility is available to finance working capital, capital expenditures and for other lawful corporate purposes. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxation in the U.S., China, Singapore and numerous other foreign taxing jurisdictions. Our effective tax rate is subject to fluctuations as it is impacted by a number of factors, including the following:

•	the amount of profit determined to be earned and taxed in each jurisdiction;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our either gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that effectively minimize our tax expense and that are expected to be effective through March 2024 and December 2021, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Changes in the status of either tax holiday could have a negative effect on our net income in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain dual corporate headquarters located in Greensboro, North Carolina and Hillsboro, Oregon. In Greensboro, we have two office buildings (leased), a six-inch wafer production facility (owned), a research and development and prototyping facility (leased) and other leased office space. In Greensboro, we also have a previously idled production facility (leased) that has been reconfigured to perform certain manufacturing operations. In Hillsboro, we have a single facility (owned) that includes office space and a wafer fabrication facility. We also have wafer fabrication facilities in Richardson, Texas (owned), Apopka, Florida (owned) and Bend, Oregon (leased).

We have assembly and test facilities located in Beijing, China (the building is owned and we hold a land-use right for the land), where we assemble and test modules. We are in the process of bringing on-line a new assembly and test facility in Dezhou, China (the equipment is owned and we lease the land and building), which we expect will occur by the end of calendar year 2015. We operate a filter assembly and test facility in San Jose, Costa Rica (owned). In Broomfield, Colorado (leased), Brooksville, Florida (owned), and the Philippines (leased), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business. We also have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).

We lease space for our design centers in Chandler, Arizona; Newberry Park, San Jose, Torrance, and Westlake Village, California; Broomfield, Colorado; Hiawatha, Iowa; Billerica and Chelmsford, Massachusetts; Charlotte and High Point, North Carolina; Tokyo, Japan; Shanghai, China; Munich, Germany; Nørresundby, Denmark; and Colomiers, France. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Bangalore, India; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading “Legal Matters” in Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "QRVO." The table below shows the high and low sales prices of our common stock from the date of the Business Combination through the end of our fiscal year, as reported by The NASDAQ Stock Market LLC. As of May 8, 2015, there were 516 holders of record of our common stock. This number does not include the beneficial owners of unexchanged stock certificates related to the Business Combination or the additional beneficial owners of our common stock who held their shares in street name as of that date.

	High	Low
Fiscal Year Ended March 28, 2015
Fourth Quarter	85.63	63.02

We have never declared or paid cash dividends on our common stock.  Although we currently intend to retain our earnings for use in our business, our future dividend policy with respect to our common stock may change and will depend on our earnings, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Qorvo, Inc., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

$115
$110
$105
$100
$95
$90
$85
1/2/15
1/31/15
2/28/15
3/28/15
Qorvo, Inc.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 1/2/15 in stock and 12/31/14 in index, including reinvestment of dividends.
Fiscal year ending March 28. Indexes calculated on month-end basis.

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on January 2, 2015, the registration date of our common stock under Rule 12g-3(c) of the Exchange Act.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 28, 2014 to January 24, 2015	0	$0.00	0	N/A
January 25, 2015 to February 21, 2015	741,041	$65.79	741,041	$151.2 million
February 22, 2015 to March 28, 2015	18,042	$68.95	18,042	$150.0 million
Total	759,083	$65.87	759,083	$150.0 million

On February 5, 2015, we announced that our Board of Directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses. Repurchases may be made at management’s discretion from time to time on the open market or in privately negotiated transactions, and the program may be discontinued at any time. The repurchase program does not have an expiration date. Pursuant to this authorization, during the fourth quarter of fiscal 2015 we repurchased 759,083 shares of our common stock at an average price per share of $65.87, for a total cost of approximately $50 million. At March 28, 2015, approximately $150 million remains available for future repurchases under this authorization. In connection with the Business Combination, each share of RFMD common stock was converted into the right to receive 0.25 of a share of Qorvo common stock plus cash in lieu of fractional shares, and each share of TriQuint common stock was converted into the right to receive 0.4187 of a share of Qorvo common stock plus cash in lieu of fractional shares. Approximately 13,160 fractional shares were repurchased for $0.9 million. The above table does not include the purchase of these fractional shares.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report.

	Fiscal Year End
	2015	(5)	2014		2013		2012		2011
	(In thousands, except per share data)

Revenue	$1,710,966		$1,148,231		$964,147		$871,352		$1,051,756

Operating costs and expenses:
Cost of goods sold	1,021,658		743,304		658,332		582,586		662,085
Research and development	257,494		197,269		178,793		151,697		141,097
Marketing and selling	164,657		74,672		68,674		63,217		59,470
General and administrative	85,229		76,732		64,242		50,107		48,003
Other operating expense (income)	59,462	(6)	28,913	(4)	9,786		(898)		1,582
Total operating costs and expenses	1,588,500		1,120,890		979,827		846,709		912,237
Income (loss) from operations	122,466		27,341		(15,680)		24,643		139,519

Interest expense	(1,421)		(5,983)		(6,532)		(10,997)		(17,140)
Interest income	450		179		249		468		787
Other (expense) income, net	(254)		2,336		(3,936)		1,514		339
Income (loss) before income taxes	121,241		23,873		(25,899)		15,628		123,505
Income tax benefit (expense)	75,062	(7)	(11,231)		(27,100)	(3)	(14,771)	(2)	1,053	(1)
Net income (loss)	$196,303		$12,642		$(52,999)		$857		$124,558
Net income (loss) per share:
Basic	$2.17		$0.18		$(0.76)		$0.01		$1.83
Diluted	$2.11		$0.18		$(0.76)		$0.01		$1.78
Shares used in per share calculation:
Basic	90,477		70,499		69,650		69,072		68,144
Diluted	93,211		72,019		69,650		70,644		70,099

	As of Fiscal Year End
	2015	(5)	2014		2013		2012		2011
Cash and cash equivalents	299,814		171,898		101,662		135,524		131,760
Short-term investments	244,830		72,067		77,987		164,863		159,881
Working capital	1,174,795		317,445		330,523		421,182		465,222
Total assets	6,892,379	(8)	920,312		931,999		964,584		1,025,393
Long-term debt and capital lease obligations, less current portion	—		18		82,123		119,102		177,557
Stockholders' equity	6,173,160		676,351		639,014		672,331		676,355

1 Income tax benefit for fiscal 2011 includes the effects of a reduction of a valuation reserve against foreign and domestic net deferred tax assets.
2 Income tax expense for fiscal 2012 includes the effects of an increase of a valuation reserve against foreign net deferred tax assets.
3 Income tax expense for fiscal 2013 includes the effects of an increase of a valuation reserve against domestic net deferred tax assets and the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at our U.K. facility (see Note 12 of the Notes to the Consolidated Financial Statements).
4 Other operating expense (income) includes the impairment of intangible assets of $11.3 million and restructuring expenses of $11.1 million (see Note 11 of the Notes to the Consolidated Financial Statements), as well as acquisition related expenses of $5.1 million (see Note 5 of the Notes to the Consolidated Financial Statements).
5 As a result of the Business Combination which was completed on January 1, 2015, fiscal 2015 results include the results of TriQuint as of March 28, 2015 and for the period of January 1, 2015 through March 28, 2015.
6 Other operating expense (income) includes acquisition and integration related expenses of $43.5 million (see Note 5 of the Notes to the Consolidated Financial Statements) and restructuring expenses of $10.9 million associated with the Business Combination (see Note 11 of the Notes to the Consolidated Financial Statements).
7 Income tax benefit for fiscal 2015 includes the effects of the income tax benefit generated by the reduction in the valuation reserve against domestic deferred tax assets (see Note 12 of the Notes to the Consolidated Financial Statements).
8 Total assets include goodwill and intangible assets totaling approximately $4,430.7 million associated with the Business Combination (see Note 5 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication facilities, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage platform providers and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, our ability to successfully integrate the business of RFMD and TriQuint and fully realize the anticipated benefits from the Business Combination, the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, additional claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, security breaches and other similar disruptions compromising our information and exposing us to liability, and the impact of stringent environmental regulations, These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW

Company

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization as subsequently amended on July 15, 2014 (the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals ("Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015 (the "Post-Combination Period").

For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or "us” in this report refers to RFMD and its subsidiaries prior to the closing of the Business Combination and to Qorvo and its subsidiaries after the closing of the Business Combination.

We are a leading provider of core technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. We have more than 6,700 global employees dedicated to delivering solutions for everything that connects the world. Qorvo has one of the industry's broadest portfolios of RF products and core technologies, and world-class ISO9001-, ISO 14001- and ISO/TS 16949-certified manufacturing facilities. Our Richardson, Texas facility is a U.S. Department of Defense (“DoD”)-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide (“GaAs"), gallium nitride (“GaN”) and bulk acoustic wave (“BAW”) technologies, products and services. We are a preferred supplier to the world’s leading companies that serve the mobile device, networks infrastructure and defense and aerospace markets. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with our design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary design and manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

Business Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation (“2G”) mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking ("ET") power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, wearables and tablets.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of a broad array of RF solutions to wireless network infrastructure, defense and aerospace markets and short-range connectivity applications for commercial, consumer, industrial and automotive markets. Infrastructure applications include 4G LTE and 3G base station deployments, WiFi infrastructure, microwave point-to-point ("PtP") radio and optical network links, and cable television ("CATV") wireline infrastructure. Defense and aerospace applications, which require extreme precision, reliability, durability and supply assurance, include a variety of advanced systems, such as active phased array radar, electronic warfare and various communications applications. Industrial and automotive applications include energy management, private mobile radio, satellite radio and test and measurement equipment. Our IDP products include high power GaAs and GaN PAs, low noise amplifiers, switches, fixed frequency and voltage-controlled oscillators (“VCOs”), filters, attenuators, modulators, driver and transimpedance amplifiers and various multichip and hybrid assemblies.

As of March 28, 2015, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. In connection with the Business Combination, in the fourth quarter of fiscal 2015 we renamed our Cellular Products Group (CPG) operating segment as MP and our Multi-Market Products Group (MPG) operating segment as IDP. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group (CSG) as an operating segment (see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our operating segments).

Fiscal 2015 Management Summary

•
Our revenue increased 49.0% in fiscal 2015 to $1,711.0 million as compared to $1,148.2 million in fiscal 2014. Approximately $259.5 million of this increase relates to the inclusion of TriQuint revenue for the Post-Combination Period. The remaining increase is primarily due to increased demand for our cellular RF solutions for smartphones.

•
Our gross margin for fiscal 2015 increased to 40.3% as compared to 35.3% for fiscal 2014. This increase was primarily due to a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions. The increase was partially offset by costs related to the Business Combination (including intangible amortization and inventory step-up), and price erosion on the average selling prices of our products.

•
Our operating income was $122.5 million in fiscal 2015 as compared to $27.3 million in fiscal 2014. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by costs related to the Business Combination (including intangible amortization, inventory step-up, stock-based compensation related to the Business Combination, integration, acquisition and restructuring expenses).

•	Our net income per diluted share was $2.11 for fiscal 2015 compared to $0.18 for fiscal 2014.

•
We generated positive cash flow from operations of $305.6 million for fiscal 2015 as compared to $130.8 million for fiscal 2014. This year-over-year increase was primarily attributable to improved profitability resulting from higher revenue.

•	Capital expenditures totaled $169.9 million in fiscal 2015 as compared to $66.8 million in fiscal 2014, primarily due to the addition of manufacturing capacity.

•
During fiscal 2015, our 1.00% Convertible Subordinated Notes due 2014 (the "2014 Notes") became due and we paid the remaining principal balance of $87.5 million plus interest of $0.4 million with cash on hand.

•	During fiscal 2015, we repurchased approximately 0.8 million shares of our common stock for approximately $50.9 million.

•
During fiscal 2015, we recorded merger-related expenses, integration costs and restructuring expenses totaling $54.4 million related to the Business Combination, which was completed on January 1, 2015.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2015, 2014 and 2013:

	2015		2014		2013
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$1,710,966	100.0%	$1,148,231	100.0%	$964,147	100.0%
Cost of goods sold	1,021,658	59.7	743,304	64.7	658,332	68.3
Gross profit	689,308	40.3	404,927	35.3	305,815	31.7
Research and development	257,494	15.0	197,269	17.2	178,793	18.5
Marketing and selling	164,657	9.6	74,672	6.5	68,674	7.1
General and administrative	85,229	5.0	76,732	6.7	64,242	6.7
Other operating expense	59,462	3.5	28,913	2.5	9,786	1.0
Operating income (loss)	$122,466	7.2%	$27,341	2.4%	$(15,680)	(1.6)%

Revenue

Our overall revenue increased $562.7 million, or 49.0%, in fiscal 2015 as compared to fiscal 2014. Approximately $259.5 million of this increase relates to the inclusion of TriQuint revenue for the Post-Combination period. The remaining increase was primarily due to increased demand for our cellular RF solutions for smartphones.

Our overall revenue increased $184.1 million, or 19.1%, in fiscal 2014 as compared to fiscal 2013. Fiscal 2014 reflected increased demand for our cellular RF solutions for smartphones and our WiFi products.

We sold our products to our largest end customer through multiple contract manufacturers, which in the aggregate, accounted for approximately 32%, 20% and 9% of total revenue in fiscal years 2015, 2014 and 2013, respectively. Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 14%, 25% and 22% of our total revenue in fiscal years 2015, 2014 and 2013, respectively. The majority of the revenue from these customers was from our mobile product sales. No other customer accounted for more than 10% of our total revenue.

International shipments amounted to $1,395.2 million in fiscal 2015 (approximately 82% of revenue) compared to $805.4 million in fiscal 2014 (approximately 70% of revenue) and $667.7 million in fiscal 2013 (approximately 69% of revenue). Shipments to Asia totaled $1,282.2 million in fiscal 2015 (approximately 75% of revenue) compared to $756.1 million in fiscal 2014 (approximately 66% of revenue) and $603.6 million in fiscal 2013 (approximately 63% of revenue).

Gross Margin

Our overall gross margin for fiscal 2015 increased to 40.3% as compared to 35.3% in fiscal 2014. This increase was primarily due to a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions. The increase was partially offset by costs related to the Business Combination (including intangible amortization and inventory step-up), and average selling price erosion.

Our overall gross margin for fiscal 2014 increased to 35.3% as compared to 31.7% in fiscal 2013. This increase was primarily due to manufacturing- and sourcing-related cost reductions and increased demand, which were partially offset by average selling price erosion.

Operating Expenses

Research and Development

In fiscal 2015, research and development expenses increased $60.2 million, or 30.5%, compared to fiscal 2014, primarily due to the inclusion of TriQuint research and development expenses for the Post-Combination Period.

In fiscal 2014, research and development expenses increased $18.5 million, or 10.3%, compared to fiscal 2013, primarily due to increased personnel expenses associated with both new product development for 3G/4G mobile devices and our investment in CMOS PAs.

Marketing and Selling

In fiscal 2015, marketing and selling expenses increased $90.0 million, or 120.5%, compared to fiscal 2014, primarily due to the inclusion of TriQuint marketing and selling expenses for the Post-Combination Period.

In fiscal 2014, marketing and selling expenses increased $6.0 million, or 8.7%, compared to fiscal 2013, primarily due to increased salaries and commission expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

General and Administrative

In fiscal 2015, general and administrative expenses increased $8.5 million, or 11.1%, compared to fiscal 2014. The inclusion of TriQuint general and administrative expenses for the Post-Combination Period accounted for an increase of approximately $22.9 million. This increase was partially offset by decreased consulting expenses and IP-related legal expenses as compared to fiscal 2014.

In fiscal 2014, general and administrative expenses increased $12.5 million, or 19.4%, compared to fiscal 2013 primarily due to increased consulting expenses.

Other Operating Expense

In fiscal 2015, other operating expenses increased $30.5 million compared to fiscal 2014. In fiscal 2015 we recorded acquisition costs of $12.2 million, integration costs of $31.3 million, and restructuring costs of $10.9 million associated with the Business Combination.

In fiscal 2014, other operating expenses increased $19.1 million compared to fiscal 2013, primarily due to an impairment of in-process research and development (IPRD), restructuring expenses associated with achieving both manufacturing efficiencies and operating cost reductions, merger-related expenses and integration costs associated with the Business Combination, and expenses related to the phase out of manufacturing and sale of our U.K.-based GaAs facility. These increases were partially offset by the loss realized on the transfer of our molecular beam epitaxy ("MBE") wafer growth operations to IQE, Inc. ("IQE") as well as acquisition-related expenses associated with the acquisition of Amalfi Semiconductor, Inc. ("Amalfi") during fiscal 2013.

Operating Income

Our overall operating income was $122.5 million for fiscal 2015 as compared to $27.3 million for fiscal 2014. This increase in operating income was primarily due to higher revenue and improved gross margin, which were partially offset by costs related to the Business Combination (including intangible amortization expense of the acquired intangible assets, inventory step-up, stock-based compensation related to the Business Combination, integration, acquisition and restructuring expenses totaling approximately $274.5 million).

Our overall operating income was $27.3 million for fiscal 2014 as compared to an operating loss of $15.7 million for fiscal 2013. This increase in operating income was primarily due to higher revenue and improved gross margin, which were partially offset by increased personnel expenses, an impairment of IPRD, increased consulting expenses, restructuring expenses associated with achieving both manufacturing efficiencies and operating expense reductions, and merger-related expenses associated with the Business Combination, and expenses related to the phase out of manufacturing and sale of our U.K.-based GaAs facility. During fiscal 2013, other operating expenses included a $5.0 million loss realized on the transfer of our MBE wafer growth operations to IQE as well as expenses related to the purchase of Amalfi.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year
	2015	2014	2013
(In thousands, except percentages)
Revenue	$1,395,035	$935,313	$761,425
Operating income	$404,382	$109,862	$52,574
Operating income as a % of revenue	29.0%	11.7%	6.9%

MP revenue increased $459.7 million, or 49.2%, in fiscal 2015 as compared to fiscal 2014. Approximately $174.0 million of this increase relates to the inclusion of TriQuint revenue for the Post-Combination Period. The remaining increase is primarily due to increased demand for our cellular RF solutions for smartphones.

MP operating income increased $294.5 million, or 268.1%, in fiscal 2015 as compared to fiscal 2014, primarily due to higher revenue and improved gross margin resulting from a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion.

MP revenue increased $173.9 million, or 22.8%, in fiscal 2014 as compared to fiscal 2013, primarily due to increased demand for our cellular RF solutions and smartphones.

MP operating income increased $57.3 million, or 109.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to higher revenue and improved gross margin (resulting from manufacturing and sourcing-related cost reductions, partially offset by average selling price erosion) which was partially offset by increased personnel expenses associated with new product development for 3G/4G mobile devices and our investment in CMOS PAs.

Infrastructure and Defense Products

	Fiscal Year
	2015	2014	2013
(In thousands, except percentages)
Revenue	$313,274	$212,897	$202,722
Operating income	$72,262	$32,315	$11,181
Operating income as a % of revenue	23.1%	15.2%	5.5%

IDP revenue increased $100.4 million, or 47.1%, in fiscal 2015 as compared to fiscal 2014. Approximately $85.5 million of this increase relates to the inclusion of TriQuint revenue for the Post-Combination Period. The remaining increase is primarily due to increased demand for our wireless infrastructure products.

IDP operating income increased $39.9 million, or 123.6%, in fiscal 2015 as compared to fiscal 2014, primarily due to improved gross margin resulting from manufacturing and sourcing-related cost reductions and a favorable shift in product mix towards higher margin wireless infrastructure products, which was partially offset by average selling price erosion.

IDP revenue increased $10.2 million, or 5.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to increased demand for our WiFi products.

IDP operating income increased $21.1 million, or 189.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to improved gross margin resulting from manufacturing- and sourcing-related cost reductions and increased revenue, which was partially offset by average selling price erosion.

See Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for fiscal years 2015, 2014 and 2013.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2015	2014	2013
Interest expense	$(1,421)	$(5,983)	$(6,532)
Interest income	450	179	249
Loss on retirement of convertible subordinated notes	—	—	(2,756)
Other (expense) income	(254)	2,336	(1,180)
Income tax benefit (expense)	75,062	(11,231)	(27,100)

Interest expense

Interest expense has decreased as a result of lower debt balances. Our 2014 Notes became due on April 15, 2014 and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand. During the first quarter of fiscal 2013, our 0.75% Convertible Subordinated Notes due 2012 became due and we paid the remaining principal balance of $26.5 million. During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes.

Loss on the retirement of convertible subordinated notes

The remaining principal balance of our 2014 Notes was retired in the first quarter of fiscal 2015. During fiscal 2014, we did not purchase and retire any of our 2014 Notes. During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $2.8 million as a result of applying Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20.

Other income (expense)

In fiscal 2015, we incurred a foreign currency loss of $0.2 million as compared to a gain of $0.2 million in fiscal 2014 and a loss of $1.2 million in fiscal 2013. The foreign currency loss for fiscal 2015 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S dollar against the British Pound and Euro, and the depreciation of the U.S dollar against the Renminbi. The foreign currency loss for fiscal 2013 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S dollar against the British Pound and Euro, and the depreciation of the U.S. dollar against the Renminbi. Additionally, during fiscal 2014, we recognized a $2.1 million gain on an equity investment.

Income taxes

Income tax benefit for fiscal 2015 was $75.1 million, which is primarily comprised of tax expense related to domestic and international operations offset by a tax benefit of $135.8 million related to a decrease in the valuation allowance against domestic deferred tax assets. Realization of substantially all of the domestic deferred tax assets is now more likely than not with the addition of the domestic deferred tax liabilities arising from amortizable intangible assets in connection with the Business Combination. For fiscal 2015, this resulted in an annual effective tax rate of (61.9%).

In comparison, income tax expense for fiscal 2014 was $11.2 million, which was primarily comprised of tax expense related to international operations. For fiscal 2014, this resulted in an annual effective tax rate of 47.05%.
Income tax expense for fiscal 2013 was $27.1 million, which was primarily comprised of tax expense related to international operations, a $1.3 million reduction in U.K. net deferred tax assets due to a decrease in the U.K. tax rate, and a $12.0 million increase in the valuation allowance against U.K. net deferred tax assets in connection with the phase out of manufacturing operations at the Newton Aycliffe, U.K. facility. For fiscal 2013, this resulted in an annual effective tax rate of (104.64%).
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. The realizability of these deferred tax assets is reevaluated on a quarterly basis. As of the end of fiscal years 2013, 2014 and 2015, the valuation allowance against domestic and foreign deferred tax assets was $164.2 million, $143.3 million, and $13.8 million, respectively.
The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million from the $112.7 million balance as of the end of fiscal 2012. The increase was comprised of $12.0 million established during the fiscal year related to the U.K. net deferred tax assets, $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to other changes in domestic net deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out manufacturing at the U.K. facility. Consequently, we determined that this represented significant negative evidence, and that it was no longer “more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately be realized.
The valuation allowance against net deferred tax assets decreased in fiscal 2014 by $20.9 million. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the Amalfi acquisition and $2.8 million for other changes in net deferred tax assets for domestic and other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.
The valuation allowance against net deferred tax assets decreased in fiscal 2015 by $129.5 million. The decrease was comprised of $135.7 million for domestic deferred tax assets for which realization is now more likely than not with the increase in domestic deferred tax liabilities related to domestic amortizable intangible assets arising in connection with the Business Combination and other changes in the net deferred tax assets for foreign subsidiaries during the fiscal year, offset by an increase of $6.2 million related to deferred tax assets acquired in the Business Combination which are not more likely than not of being realized. At the end of fiscal 2015, a $0.2 million valuation allowance remained against foreign net deferred tax assets and a $13.6 million valuation allowance remained against domestic deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

As of March 28, 2015, we had federal loss carryovers of approximately $202.3 million that expire in fiscal years 2016 to 2035 if unused and state losses of approximately $184.9 million that expire in fiscal years 2016 to 2035 if unused. Federal research credits of $79.9 million, federal foreign tax credits of $1.7 million, and state credits of $45.9 million may expire in fiscal years 2018 to 2035, 2016 to 2035, and 2016 to 2030, respectively. Federal alternative minimum tax credits of $3.2 million carry forward indefinitely. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in prior years. The utilization of these acquired domestic tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.
Our gross unrecognized tax benefits totaled $37.9 million as of March 30, 2013, $39.4 million as of March 29, 2014, and $59.4 million as of March 28, 2015. Of these amounts, $29.7 million (net of federal benefit of state taxes), $30.9 million (net of federal benefit of state taxes), and $55.0 million (net of federal benefit of state taxes) as of March 30, 2013, March 29, 2014, and March 28, 2015, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. It is our policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 28, 2015 accrued interest and penalties related to unrecognized tax benefits totaled $3.4 million, of which $1.2 million was recognized in fiscal 2015. A minimal amount included in the balance of gross unrecognized tax benefits at March 28, 2015, which is related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a potential decrease in gross unrecognized tax benefits related to reductions for tax positions in prior years.
STOCK-BASED COMPENSATION

Under FASB ASC 718, “Compensation – Stock Compensation” (ASC 718), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 28, 2015, total remaining unearned compensation cost related to nonvested restricted stock units and options was $153.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of March 28, 2015, we had working capital of approximately $1,174.8 million, including $299.8 million in cash and cash equivalents, compared to working capital at March 29, 2014, of $317.4 million, including $171.9 million in cash and cash equivalents. Working capital increased primarily due to improved profitability and $224.3 million in cash received from TriQuint in the Business Combination.

Our total cash, cash equivalents and short-term investments were $544.6 million as of March 28, 2015. This balance includes approximately $145.5 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently expect to reinvest these funds outside of the U.S. permanently and do not expect to repatriate them to fund our U.S. operations.

Stock Repurchase

On February 5, 2015, our Board of Directors authorized the repurchase of up to $200 million of our outstanding shares of common stock, exclusive of related fees, commissions or other expenses. Repurchases may be made at management’s discretion from time to time on the open market or in privately negotiated transactions, and the program may be discontinued at any time. During the fourth quarter of fiscal 2015, we repurchased approximately 0.8 million shares of our common stock at an average price of $65.87 on the open market for approximately $50.0 million, including transaction costs. As of March 28, 2015, approximately $150.0 million remains available for repurchase under this program.

In connection with the Business Combination, each share of RFMD common stock was converted into the right to receive 0.25 of a share of Qorvo common stock plus cash in lieu of fractional shares, and each share of TriQuint common stock was converted into the right to receive 0.4187 of a share of Qorvo common stock plus cash in lieu of fractional shares.  Approximately 13,160 fractional shares were repurchased for $0.9 million.

Prior to the Business Combination, RFMD had a share repurchase program under which RFMD was authorized to repurchase up to $200 million of RFMD's outstanding shares of common stock. Under this program and denominated in shares of Qorvo common stock, during fiscal 2014, we repurchased approximately 0.6 million shares of our common stock at an average price of $20.12 on the open market for approximately $12.8 million including transaction costs, and during fiscal 2013, we repurchased approximately 0.5 million shares of our common stock at an average price of $15.00 on the open market for approximately $7.0 million including transaction costs.

Cash Flows from Operating Activities

Operating activities in fiscal 2015 provided cash of $305.6 million, compared to $130.8 million in fiscal 2014. This year-over-year increase was primarily attributable to improved profitability resulting from manufacturing- and sourcing-related cost reductions as well as higher revenue.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2015 was $63.9 million compared to $57.0 million in fiscal 2014. The Business Combination accounted for an increase in cash provided by investing activities of approximately $224.3 million. This increase was offset by an increase in net purchases of available-for-sale securities as well as increased purchases of property and equipment in fiscal 2015 as compared to fiscal 2014 primarily to fund additional manufacturing capacity.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2015 was $112.9 million compared to $4.2 million in fiscal 2014. Net cash used in financing activities was higher during fiscal 2015 as we paid the $87.5 million remaining principal balance of the 2014 Notes. In addition, during fiscal 2015, we repurchased approximately 0.8 million shares of our common stock at an average price of $65.87 on the open market for a total of $50.0 million plus we repurchased fractional shares in connection with the Business Combination for $0.9 million.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2015, 2014 and 2013. Our financial results in fiscal 2016 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of March 28, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 28, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years
Capital commitments	$124,052	$122,474	$1,578	$—	$—
Operating leases	59,939	13,195	19,595	10,415	16,734
Purchase obligations	128,171	127,180	991	—	—
Cross-licensing liability	18,560	3,140	5,080	4,940	5,400
Deferred compensation	8,614	5,269	1,131	1,131	1,083
Total	$339,336	$271,258	$28,375	$16,486	$23,217

Capital Commitments

On March 28, 2015, we had capital commitments of approximately $124.1 million, primarily related to projects for increasing manufacturing capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements.

Operating Leases

We lease certain of our corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from approximately one year to 13 years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 28, 2015, the total future minimum lease payments were approximately $59.8 million related to facility operating leases and approximately $0.1 million related to equipment operating leases.

Purchase Obligations

Our purchase obligations, totaling approximately $128.2 million, are primarily for the purchase of raw materials and manufacturing services that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of March 28, 2015.

Cross-Licensing Agreements

The cross-licensing liability represents payables under a cross-licensing agreement which are included in "Accrued liabilities" and "Other long-term liabilities" on the Consolidated Balance Sheet as of March 28, 2015.

Deferred Compensation

Commitments for deferred compensation represents the liability for our Non-Qualified Deferred Compensation Plan (the "Plan"). The Plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. The current portion and non-current portion of the deferred compensation obligation is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Other Contractual Obligations

As of March 28, 2015, in addition to the amounts shown in the Contractual Obligations table above, we have $62.8 million of unrecognized income tax benefits and accrued interest, of which $11.6 million has been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $12.2 million as of March 28, 2015. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.5 million in fiscal 2015 and are expected to be consistent in fiscal 2016.

Credit Agreement

In March 2013, RFMD and certain material domestic subsidiaries of RFMD entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the "Credit Facility"). On March 26, 2015, RFMD terminated its Credit Facility in anticipation of Qorvo entering into a new, larger revolving credit facility which Qorvo entered into on April 7, 2015 (see Note 18). No borrowings were ever made under the Credit Facility and no early termination penalty was incurred by RFMD in connection with such termination.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective (see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report).

Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally 12 to 24 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuations and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had a 1% or lower impact on margins in fiscal years 2015, 2014 and 2013.

Revenue Recognition. Net revenue is generated principally from sales of semiconductor products. We recognize revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured.

Sales of products are generally made through either our sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of our products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. We have limited rebate programs offering price protection to certain distributors. These rebates represent less than 1% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement.

We also recognize a portion of our net revenue through other agreements such as non-recurring engineering fees, contracts for research and development work, royalty income, intellectual property (IP) revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.
Revenue from certain contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. If these contracts experience cost overruns, the percentage of completion method is used to determine revenue recognition. Revenue from fixed price contracts is recognized when the required deliverable is satisfied.
Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period.
In addition, we license or sell our rights to use portions of our IP portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the terms of each agreement. We will recognize IP revenue (i) upon delivery of the IP and (ii) if we have no substantive future obligation to perform under the arrangement. We will defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Revenue from services is recognized during the period that the service is performed.
Accounts receivable are recorded for all revenue items listed above. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience.
Our terms and conditions do not give our customers a right of return associated with the original sale of its products. However, we will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. We evaluate our estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. Reserves are adjusted to reflect changes in the estimated returns versus the original sale of product.

Goodwill and Intangible Assets. Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The value of our intangibles, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results; (ii) a decline in the value of technology company stocks, including the value of our common stock; (iii) a prolonged or more significant slowdown in the worldwide economy or the semiconductor industry; or (iv) failure to meet the performance projections included in our forecasts of future operating results.

Goodwill and Other Intangible Assets with Indefinite Lives

We account for goodwill and indefinite-lived intangible assets in accordance with the FASB's guidance, which requires that they be tested annually for impairment or earlier if facts and circumstances indicate that they may be impaired. We perform our annual impairment test for our goodwill and indefinite-lived intangible assets on the first day of the fourth quarter in each fiscal year. Our indefinite-lived intangible assets consist of IPRD.

For fiscal 2015, we have determined that our reporting units are MP and IDP for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of March 28, 2015, our goodwill balance of $2,140.6 million is allocated between our MP and IDP reporting units.

We have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including but not limited to, the following: the evaluation of macroeconomic conditions as related to our business; industry and market trends; and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. We also consider recent fair value calculations of our indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value. For indefinite-lived intangible assets, the quantitative analysis compares the carrying value of the asset to its fair value and an impairment charge is recognized for the amount its carrying value exceeds its fair value. Determining the fair value of reporting units, indefinite-lived intangible assets and implied fair value of a reporting unit's goodwill is reliant upon estimated future revenues, profitability and cash flows and consideration of market factors. Assumptions, judgments and estimates are complex, subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations.

We performed a step zero analysis for our goodwill impairment test in the fourth quarter of fiscal 2015. As a result of our analysis, no further quantitative impairment test was deemed necessary for fiscal 2015. There was no impairment of goodwill as a result of our annual impairment tests completed during the fourth quarters of fiscal years 2015, 2014 and 2013.

In fiscal 2015, as a result of the Business Combination, we recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding an impairment of assets recorded in the fourth quarter of fiscal 2014.

Intangible Assets with Definite Lives

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, developed technology, a wafer supply agreement, trade names and backlog resulting from business combinations and are subject to amortization.

Technology licenses are recorded at cost and are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately five to eight years.

The fair value of customer relationships acquired during fiscal years 2013 and 2015 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

The fair value of developed technology acquired during fiscal years 2013 and 2015 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life of four to six years.

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement is amortized on a units of use activity method and has a useful life of approximately four years.

The fair value of trade names acquired in fiscal 2015 was determined based on an income approach using the "relief from royalty method," in which the value of the asset is determined by discounting the future projected cash flows generated from the trade name's estimated royalties. Trade names are amortized on a straight-line basis over the estimated useful life of three years.

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and is amortized on a straight-line basis over the estimated useful life of one year.

We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

Impairment of Long-lived Assets. We review the carrying values of all long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business, significant negative industry or economic trends, and significant changes or planned changes in our use of assets.

In making impairment determinations for long-lived assets, we utilize certain assumptions, including but not limited to: (i) estimations and quoted market prices of the fair market value of the assets; and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the asset will be used in our operations and estimated salvage values.

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period. The Black-Scholes option pricing model requires a number of assumptions, including the expected lives of stock options, the volatility of the public market price for our common stock and interest rates.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not likely (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not that a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The new authoritative guidance will become effective in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is currently evaluating the effects the new guidance will have on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU was effective for the Company beginning in the first quarter of fiscal 2015 and the adoption did not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

We are exposed to financial market risks, including changes in interest rates, currency exchange rates and certain commodity prices. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates, foreign exchange rates and commodity prices arising from our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change.

Interest Rates

Available-for-sale securities
We are exposed to interest rate risk primarily from our investments in available-for-sale securities. In accordance with an investment policy approved by the Audit Committee of our Board of Directors, our available-for-sale securities are predominantly comprised of U.S. government/agency securities, money market funds and corporate debt. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and volatility of the financial markets, we adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.

At March 28, 2015, we held available-for-sale investments with an estimated fair value of $299.5 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Our cash and cash equivalents and investments earned an average annual interest rate of approximately 0.1% in fiscal 2015 or less than $0.5 million in interest income. In fiscal 2014, our investments earned an average annual interest rate of approximately 0.1% or approximately $0.1 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

Currency Exchange Rates

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.   We have foreign operations in Costa Rica, Europe and Asia and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Renminbi, Euro, Pound Sterling and Costa Rican Colon. If the U.S. dollar weakens compared to the Renminbi, Euro, Pound Sterling, Costa Rican Colon and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.

For fiscal 2015, we incurred a foreign currency loss of $0.2 million as compared to a gain of $0.2 million in fiscal 2014, which is recorded in “Other income (expense).”  The foreign currency loss for fiscal 2015 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S. dollar against the British Pound and Euro, and the depreciation of the U.S. dollar against the Renminbi.

Our financial instrument holdings, including foreign receivables, cash and payables at March 28, 2015, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $1.7 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.4 million.

Commodity Prices

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. In fiscal 2015, we were able to complete process technology improvements that are replacing gold with lower-cost materials to reduce this exposure. We also have an active reclamation process to capture any unused gold. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 28, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$299,814	$171,898
Short-term investments (Notes 1 & 3)	244,830	72,067
Accounts receivable, less allowance of $539 and $313 as of March 28, 2015 and March 29, 2014, respectively	353,830	137,417
Inventories (Notes 1 & 4)	346,900	125,703
Prepaid expenses	52,169	12,721
Other receivables (Note 1)	25,816	13,181
Deferred tax assets (Note 12)	150,208	4,419
Other current assets (Note 9)	26,538	12
Total current assets	1,500,105	537,418
Property and equipment:
Land	25,326	3,706
Building and leasehold improvements	253,224	140,393
Machinery and equipment	919,651	547,991
Furniture and fixtures	12,951	10,753
Computer equipment and software	45,807	35,782
	1,256,959	738,625
Less accumulated depreciation	(609,576)	(552,901)
	647,383	185,724
Construction in progress	235,988	10,272
Total property and equipment, net	883,371	195,996
Goodwill (Notes 1, 5 & 7)	2,140,586	103,901
Intangible assets, net (Notes 1, 5 & 7)	2,307,229	54,990
Long-term investments (Notes 1 & 3)	4,083	3,841
Other non-current assets (Notes 9 & 12)	57,005	24,166
Total assets	$6,892,379	$920,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182,468	$79,783
Accrued liabilities	131,871	51,824
Current portion of long-term debt, net of unamortized discount (Note 8)	—	87,263
Other current liabilities (Notes 10 & 12)	10,971	1,103
Total current liabilities	325,310	219,973
Deferred tax liabilities (Note 12)	310,189	884
Other long-term liabilities (Notes 9, 10 & 11)	83,720	23,104
Total liabilities	719,219	243,961
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 405,000 shares authorized; 149,059 and 71,215 shares issued and outstanding at March 28, 2015 and March 29, 2014, respectively	6,584,247	1,284,402
Accumulated other comprehensive loss, net of tax	(124)	(785)
Accumulated deficit	(410,963)	(607,266)
Total stockholders’ equity	6,173,160	676,351
Total liabilities and stockholders’ equity	$6,892,379	$920,312
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2015	2014	2013

Revenue	$1,710,966	$1,148,231	$964,147
Cost of goods sold (Note 7)	1,021,658	743,304	658,332
Gross profit	689,308	404,927	305,815

Operating expenses:
Research and development	257,494	197,269	178,793
Marketing and selling (Note 7)	164,657	74,672	68,674
General and administrative	85,229	76,732	64,242
Other operating expense (Notes 5, 7 & 11)	59,462	28,913	9,786
Total operating expenses	566,842	377,586	321,495
Income (loss) from operations	122,466	27,341	(15,680)

Interest expense	(1,421)	(5,983)	(6,532)
Interest income	450	179	249
Loss on retirement of convertible subordinated notes (Note 8)	—	—	(2,756)
Other (expense) income	(254)	2,336	(1,180)
Income (loss) before income taxes	$121,241	$23,873	$(25,899)

Income tax benefit (expense) (Note 12)	75,062	(11,231)	(27,100)
Net income (loss)	$196,303	$12,642	$(52,999)

Net income (loss) per share (Note 13):
Basic	$2.17	$0.18	$(0.76)
Diluted	$2.11	$0.18	$(0.76)

Weighted average shares of common stock outstanding (Note 13):
Basic	90,477	70,499	69,650
Diluted	93,211	72,019	69,650

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2015	2014	2013
Net income (loss)	$196,303	$12,642	$(52,999)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	3,920	3	33
Change in pension liability, net of tax	(2,894)	(348)	(124)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(392)	55	(250)
Reclassification adjustments, net of tax:
Recognized loss on marketable securities	—	—	4
Amortization of pension actuarial loss	27	3	—
Other comprehensive income (loss)	661	(287)	(337)
Total comprehensive income (loss)	$196,964	$12,355	$(53,336)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, March 31, 2012	69,248	$1,239,401	$(161)	$(566,909)	$672,331
Net loss	—	—	—	(52,999)	(52,999)
Other comprehensive loss	—	—	(337)	—	(337)
Repurchase of convertible subordinated notes, net of tax	—	(1,251)	—	—	(1,251)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,007	(5,736)	—	—	(5,736)
Issuance of common stock in connection with employee stock purchase plan	250	3,348	—	—	3,348
Repurchase of common stock, including transaction costs	(465)	(6,999)	—	—	(6,999)
Stock-based compensation expense	—	30,657	—	—	30,657
Balance, March 30, 2013	70,040	$1,259,420	$(498)	$(619,908)	$639,014
Net income	—	—	—	12,642	12,642
Other comprehensive loss	—	—	(287)	—	(287)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,562	3,326	—	—	3,326
Issuance of common stock in connection with employee stock purchase plan	247	4,617	—	—	4,617
Repurchase of common stock, including transaction costs	(634)	(12,780)	—	—	(12,780)
Stock-based compensation expense	—	29,819	—	—	29,819
Balance, March 29, 2014	71,215	$1,284,402	$(785)	$(607,266)	$676,351
Net income	—	—	—	196,303	196,303
Other comprehensive income	—	—	661	—	661
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	3,199	5,167	—	—	5,167
Issuance of common stock for Business Combination	75,306	5,254,367	—	—	5,254,367
Issuance of common stock in connection with employee stock purchase plan	98	2,730	—	—	2,730
Tax benefit from exercised stock options	—	9,834	—	—	9,834
Repurchase of common stock, including transaction costs	(759)	(50,874)	—	—	(50,874)
Stock-based compensation expense	—	78,621	—	—	78,621
Balance, March 28, 2015	149,059	$6,584,247	$(124)	$(410,963)	$6,173,160

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$196,303	$12,642	$(52,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,239	45,698	49,357
Intangible amortization (Note 7)	142,749	28,638	23,107
Non-cash interest expense and amortization of debt issuance costs	843	5,101	5,793
Investment discount amortization, net	4	(40)	(101)
Excess tax benefit from exercises of stock options	(13,993)	(50)	—
Deferred income taxes	(109,970)	441	16,796
Foreign currency adjustments	(242)	(507)	10
Loss on retirement of convertible subordinated notes	—	—	2,756
(Income) loss from equity investment	(199)	(2,146)	44
Loss on impairment of intangible assets (Note 7)	—	11,300	—
Loss on assets and other, net	9,185	3,184	4,342
Stock-based compensation expense	64,941	29,901	30,819
Changes in operating assets and liabilities:
Accounts receivable, net	(30,369)	6,160	(38,400)
Inventories	10,423	35,266	(19,071)
Prepaid expense and other current and non-current assets	(26,384)	(1,543)	(537)
Accounts payable	(30,107)	(43,393)	46,821
Accrued liabilities	(3,884)	4,825	(815)
Income tax payable/(recoverable)	12,704	(4,653)	960
Other liabilities	9,381	25	2,370
Net cash provided by operating activities	305,624	130,849	71,252
Investing activities:
Purchase of securities available-for-sale	(387,734)	(125,037)	(89,959)
Proceeds from maturities of securities available-for-sale	261,185	130,999	176,975
Proceeds from the sale of investments	297	2,586	—
Purchase of business, net of cash acquired	224,324	—	(47,697)
Proceeds from the sale of business	1,500	—	—
Purchase of intangibles	(1,100)	(1,327)	—
Purchase of property and equipment	(169,862)	(66,753)	(54,636)
Proceeds from sale of property and equipment	7,448	2,499	840
Net cash used in investing activities	(63,942)	(57,033)	(14,477)
Financing activities:
Payment of debt	(87,503)	—	(79,432)
Excess tax benefit from exercises of stock options	13,993	50	—
Debt issuance cost	(36)	(122)	(1,240)
Proceeds from the issuance of common stock	46,072	17,480	3,988
Repurchase of common stock, including transaction costs	(50,874)	(12,780)	(6,999)
Tax withholding paid on behalf of employees for restricted stock units	(34,250)	(9,113)	(5,959)
Other financing	(300)	240	(28)
Net cash used in financing activities	(112,898)	(4,245)	(89,670)
Effect of exchange rate changes on cash	(868)	665	(967)
Net increase (decrease) in cash and cash equivalents	127,916	70,236	(33,862)
Cash and cash equivalents at the beginning of the period	171,898	101,662	135,524
Cash and cash equivalents at the end of the period	$299,814	$171,898	$101,662
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$930	$1,205	$1,409
Cash paid during the year for income taxes	$34,590	$15,350	$8,941
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$9,346	$—	$10,421
Fair value of equity consideration related to Business Combination (Note 5)	$5,254,367	—	—
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2015

1.	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

On February 22, 2014, RF Micro Devices, Inc. ("RFMD" and referred to herein as the "Company" prior to January 1, 2015) and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization (as subsequently amended on July 15, 2014, the "Merger Agreement") providing for the business combination of RFMD and TriQuint ("Business Combination") under a new holding company named Qorvo, Inc. (formerly named Rocky Holding, Inc.) ("Qorvo" and referred to herein as the "Company" as of and following January 1, 2015). The stockholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of stockholders on September 5, 2014. During the third quarter of fiscal 2015, all necessary regulatory approvals were received to complete the Business Combination. The Business Combination closed on January 1, 2015 (fourth quarter of fiscal 2015). For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint. The results presented in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements reflect those of RFMD prior to the completion of the Business Combination on January 1, 2015 and those of Qorvo subsequent to the completion of the Business Combination.

The Company is a leading provider of core technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. The Company is a preferred supplier to the world’s leading companies that serve the mobile device, networks infrastructure and defense and aerospace markets. The Company’s design and manufacturing expertise encompasses many semiconductor process technologies, which it sources both internally and through external suppliers. The Company operates worldwide with its design, sales and manufacturing facilities located throughout Asia, Europe and North America. The Company’s primary design and manufacturing facilities are located in North Carolina, Oregon, Texas and Florida and its primary assembly and test facilities are located in China, Costa Rica and Texas.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations, assets and liabilities associated with the business combination with TriQuint have been included in the Company's financial statements from the acquisition date of January 1, 2015 (see Note 5).

The results of operations, assets and liabilities associated with the acquisition of Amalfi Semiconductor, Inc. (“Amalfi”) have been included in the Company's financial statements from the acquisition date of November 9, 2012 (see Note 5).

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 28, 2015, March 29, 2014, and March 30, 2013. Fiscal years 2015, 2014 and 2013 were 52-week years.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results that the Company experiences may differ materially from its estimates. The Company makes estimates for the returns reserve, rebates, allowance for doubtful accounts, inventory valuation including reserves, warranty reserves, income tax valuation, current and deferred income taxes, uncertain tax positions, non-marketable equity investments, other-than-temporary impairments of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly-liquid investments with original maturities of three months or less when purchased.
Investments

Investments available-for-sale at March 28, 2015 consisted of U.S. government/agency securities, corporate debt, marketable equity securities, auction rate securities (ARS), and money market funds. Investments available-for-sale at March 29, 2014 consisted of U.S. government/agency securities, ARS, and money market funds.  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in "Other comprehensive income (loss)."  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other (expense) income.”  The amortized cost of available-for-sale securities is adjusted for amortization of premium and accretion of discounts, which are included as a portion of interest.

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in "Other comprehensive income (loss)."  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Inventories

Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales which include management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures and the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to 39 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company performs a review if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than had originally been estimated. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the Company determines that the useful lives are shorter than the Company had originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company identifies property and equipment as “held for sale” based on the current expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed. The held for sale assets cease depreciation once the assets are classified to the held for sale category at the lesser of their carrying value or their fair market value less costs to sell.

The Company capitalizes the portion of the interest expense related to certain assets that are not ready for their intended use and this amount is depreciated over the estimated useful lives of the qualified assets. The Company additionally records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($15.2 million as of March 28, 2015 and $10.1 million as of March 29, 2014, which are reported on a net basis), precious metal reclaims submitted for payment, interest receivables and other miscellaneous items.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The value of the Company's intangibles, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in the Company's operating results; (ii) a decline in the value of technology company stocks, including the value of the Company's common stock; (iii) a prolonged or more significant slowdown in the worldwide economy or the semiconductor industry; or (iv) failure to meet the performance projections included in the Company's forecasts of future operating results.

Goodwill and Other Intangible Assets with Indefinite Lives

The Company has determined that its reporting units as of fiscal 2015 are MP and IDP for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 28, 2015, the Company's goodwill balance of $2,140.6 million is allocated between its MP and IDP reporting units.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with the FASB's authoritative guidance, which requires that they be tested annually for impairment or earlier if facts and circumstances indicate that they may be impaired. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter in each fiscal year. Indefinite-lived intangible assets consists of in-process research and development ("IPRD").

The Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for the impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company's business, industry and market trends, and the overall future financial performance of the Company's reporting units and future opportunities in the markets in which they operate. The Company also considers recent fair value calculations of its indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then the Company would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value. For indefinite-lived intangible assets, the quantitative analysis compares the carrying value of the asset to its fair value and an impairment charge is recognized for the amount its carrying value exceeds its fair value. Determining the fair value of reporting units, indefinite-lived intangible assets and implied fair value of a reporting unit's goodwill is reliant upon estimated future revenues, profitability and cash flows and consideration of market factors. Assumptions, judgments and estimates are complex, subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy or its internal forecasts. Although the Company believes the assumptions, judgments and estimates it has made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect the Company's results of operations.

The Company performed a step zero analysis for its goodwill impairment test in the fourth quarter of fiscal 2015. As a result of this analysis, no further quantitative impairment test was deemed necessary for fiscal 2015. There was no impairment of goodwill as a result of the Company's annual impairment tests completed during the fourth quarters of fiscal years, 2015, 2014 and 2013.

In fiscal 2015, as a result of the Business Combination, the Company recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. See Note 7 for additional information regarding an impairment of assets recorded in the fourth quarter of fiscal 2014.

Intangible Assets with Definite Lives

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, developed technology, a wafer supply agreement, trade names and backlog resulting from business combinations and are subject to amortization.

Technology licenses are recorded at cost and are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately five to eight years.

The fair value of customer relationships acquired during fiscal years 2013 and 2015 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

The fair value of developed technology acquired during fiscal years 2013 and 2015 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life, ranging from four to six years.

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement is amortized on a units of use activity method and has a useful life of approximately four years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value of trade names acquired in fiscal 2015 was determined based on an income approach using the "relief from royalty method," in which the value of the asset is determined by discounting the future projected cash flows generated from the trade name's estimated royalties. Trade names are amortized on a straight-line basis over the estimated useful life of three years.

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and is amortized on a straight-line basis over the estimated useful life of one year.

The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

Revenue Recognition

The Company's net revenue is generated principally from sales of semiconductor products. The Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured.

Sales of products are generally made through either the Company's sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of the Company’s products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 1% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. The Company reduces revenue and records reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees, contracts for research and development work, royalty income, intellectual property (IP) revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.

Revenue from certain contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. If these contracts experience cost overruns, the percentage of completion method is used to determine revenue recognition. Revenue from fixed price contracts is recognized when the required deliverable is satisfied.

Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period.

The Company additionally licenses or sells its rights to use portions of its IP portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the terms of each agreement. The Company will recognize IP revenue (i) upon delivery of the IP and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Revenue from services is recognized during the period that the service is performed.

Accounts receivable are recorded for all revenue items listed above and do not bear interest. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience.

The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. Reserves are adjusted to reflect changes in the estimated returns versus the original sale of product.

Shipping and Handling Cost

The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold in the Consolidated Statements of Operations.

Research and Development

The Company charges all research and development costs to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.5 million, $0.1 million, and $0.4 million for fiscal years 2015, 2014 and 2013, respectively.

Precious Metals Reclaim

The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period and state the reclaim value at the lower of average cost or market. The estimated value to be received from precious metal reclaim is included in "Other current assets" and reclaims submitted for payment are included are included in "Other receivables" on the Consolidated Balance Sheets.

Income Taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting and tax basis of assets and liabilities and for tax carryforwards. Deferred tax assets and liabilities are measured using the enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets to the extent the Company determines it is more likely than not (a likelihood of more than 50 percent) that some portion or all of its deferred tax assets will not be realized.

A minimum recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in its financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, the Company does not record a deferred tax liability for U.S. income taxes on unremitted foreign earnings.

Stock-Based Compensation

Under FASB ASC 718, “Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of March 28, 2015, total remaining unearned compensation cost related to nonvested restricted stock units and options was $153.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity” in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in “Other (expense) income” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The new authoritative guidance will become effective in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is currently evaluating the effects the new guidance will have on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU was effective for the Company beginning in the first quarter of fiscal 2015 and the adoption did not have a material impact on the Company's consolidated financial statements.

2.    CONCENTRATIONS OF CREDIT RISK

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk and it believes that credit risks are moderated by the financial stability of its major customers, conservative payment terms and the Company’s strict credit policies.

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Fiscal Year
	2015	2014	2013
Samsung Electronics, Co., Ltd. (Samsung)	14%	25%	22%

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In addition, the Company sold its products to another end customer through multiple contract manufacturers, which in the aggregate accounted for approximately 32%, 20% and 9% of total revenue in fiscal years 2015, 2014 and 2013, respectively. The majority of the revenue from these customers was from the sale of the Company’s mobile products.

Samsung accounted for approximately 7%, 25% and 29% of the Company's total accounts receivable balance as of March 28, 2015, March 29, 2014 and March 30, 2013, respectively.

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of cash equivalents and available-for-sale securities as of March 28, 2015 and March 29, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 28, 2015
U.S. government/agency securities	$197,516	$8	$(17)	$197,507
Auction rate securities	2,150	—	(400)	1,750
Corporate debt	43,164	—	(17)	43,147
Marketable equity securities	1,594	6,581	—	8,175
Money market funds	48,961	—	—	48,961
	$293,385	$6,589	$(434)	$299,540
March 29, 2014
U.S. government/agency securities	$133,064	$1	$—	$133,065
Auction rate securities	2,150	—	—	2,150
Money market funds	48,800	—	—	48,800
	$184,014	$1	$—	$184,015

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 28, 2015 and March 29, 2014. The Company determines the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for both fiscal years 2015 and 2014 were insignificant.

Unrealized losses on available-for-sale investments in a continuous loss position for fewer than 12 months as of March 28, 2015 were insignificant. There were no available-for-sale investments in a continuous unrealized loss position for fewer than 12 months as of March 29, 2014. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of March 28, 2015 or as of March 29, 2014.

The aggregate amount of available-for-sale securities in an unrealized loss position at March 28, 2015 was $112.9 million with $0.4 million in unrealized losses. There were no available-for-sale securities in an unrealized loss position as of March 29, 2014.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	March 28, 2015		March 29, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$289,641	$289,615	$181,864	$181,865
Due after ten years	2,150	1,750	2,150	2,150
Total investments in debt securities	$291,791	$291,365	$184,014	$184,015

Fair Value of Financial Instruments

The Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, marketable equity securities, auction rate securities (ARS), and money market funds. Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s Consolidated Balance Sheets and are recorded at fair value and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Recurring Fair Value Measurements

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of March 28, 2015 and March 29, 2014 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 28, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$197,507	$197,507	$—
Auction rate securities (1)	1,750	—	1,750
Corporate debt (2)	43,147	—	43,147
Marketable equity securities	8,175	8,175	—
Money market funds	48,961	48,961	—
Total available-for-sale securities	299,540	254,643	44,897
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total assets measured at fair value:	$308,154	$263,257	$44,897
Liabilities:
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total liabilities measured at fair value:	$8,614	$8,614	$—

March 29, 2014
Assets:
Available for-sale securities
U.S. government/agency securities	$133,065	$133,065	$—
Auction rate securities (1)	2,150	—	2,150
Money market funds	48,800	48,800	—
Total available for-sale securities	184,015	181,865	2,150
Total assets measured at fair value:	$184,015	$181,865	$2,150

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company's Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(2) Corporate debt includes corporate bonds and commercial paper which are valued using observable market prices for identical securities that are traded in less active markets.
(3) The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Consolidated Balance Sheets.

As of March 28, 2015 and March 29, 2014, the Company did not have any Level 3 assets or liabilities.

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized (see Note 7 for an IPRD impairment recorded in the fourth quarter of fiscal 2014). During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

The Company's Consolidated Balance Sheet as of March 28, 2015, includes non-financial assets and liabilities measured at fair value as a result of the Business Combination (see Note 5).

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	Fiscal Year
	2015	2014
Raw materials	$71,863	$32,927
Work in process	137,306	51,544
Finished goods	137,731	41,232
Total inventories	$346,900	$125,703

The total inventory balance at March 28, 2015, increased approximately $221.2 million as compared to the balance at the end of fiscal 2014, with $175.2 million of the increase resulting from the inclusion of TriQuint's inventory balance as of March 28, 2015.

5.    BUSINESS ACQUISITIONS

Business Combination between RFMD and TriQuint Semiconductor, Inc. ("TriQuint")

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As a result of the Business Combination, RFMD and TriQuint have combined complementary product portfolios, featuring power amplifiers (PAs), power management integrated circuits (PMICs), antenna control solutions, switch-based products and premium filters, to deliver a comprehensive portfolio of high-performance mobile solutions. It is expected that the Business Combination will continue to strengthen the combined company’s service to the infrastructure and defense/aerospace industries and enable advanced gallium nitride (GaN) solutions for additional markets and applications. It is also expected that customers will benefit from new scale advantages in manufacturing and research and development, as well as an aggressive roadmap of new products and technologies.
The parties effected the Business Combination by (i) merging a newly-formed direct subsidiary of Qorvo with and into TriQuint, with TriQuint surviving the merger as a wholly owned direct subsidiary of Qorvo (such merger, the “TriQuint Merger”); and (ii) merging a newly-formed direct subsidiary of Qorvo with and into RFMD, with RFMD surviving the merger as a wholly owned direct subsidiary of Qorvo (the “RFMD Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the RFMD Merger (the “RFMD Merger Effective Time”), by virtue of the RFMD Merger and without any action on the part of any stockholder, each share of common stock of RFMD, no par value per share (“RFMD Common Stock”), was converted into the right to receive 0.25 of a share of common stock, par value $0.0001 per share, of Qorvo (the exchange ratio of one share of RFMD Common Stock for 0.25 of a share of Qorvo Common Stock, the “RFMD Conversion Ratio”) plus cash in lieu of fractional shares. The Merger Agreement provided that, at the RFMD Merger Effective Time, all RFMD equity awards as of immediately prior to the RFMD Merger Effective Time were assumed by Qorvo, except that such equity awards as were exercisable for or may be settled in shares of RFMD Common Stock became exercisable for or may be settled in shares of Qorvo Common Stock based on the RFMD Conversion Ratio.

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

The RFMD Merger Effective Time occurred immediately after the TriQuint Merger Effective Time. At the closing of the transaction, the effect of the application of the Conversion Ratios constituted a one-for-four reverse stock split of the issued and outstanding shares of RFMD Common Stock and TriQuint Common Stock. All share and per share information contained in the accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The RFMD Common Stock and the TriQuint Common Stock were voluntarily delisted from the NASDAQ Stock Market in connection with the Business Combination. The Qorvo Common Stock is now trading on the NASDAQ Global Select Market under the ticker symbol “QRVO”.

Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes. Under FASB ASC Topic 805, RFMD is treated as having acquired TriQuint in an all-stock transaction for an estimated total purchase price of approximately $5,254.4 million. The calculation of the total purchase price is based on the outstanding shares of TriQuint Common Stock as of the acquisition date multiplied by the exchange ratio of 1.6749, and the resulting shares are then adjusted by the one-for-four reverse stock split and multiplied by the Qorvo split-adjusted share price of $66.36 on the date of acquisition. The purchase price also includes the fair value of replacement equity awards attributable to service prior to the closing of the Business Combination, which is estimated based on the ratio of the service period rendered as of the acquisition date to the total service period.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The estimated total purchase price was preliminarily allocated to TriQuint's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$224,324
Short-term investments	40,371
Accounts receivable	187,058
Inventories	218,433
Prepaid expenses and other assets	84,389
Property and equipment	591,895
Intangible assets (Note 7)	2,394,000
Goodwill	2,036,685
Total assets	5,777,155
Accounts payable and accrued liabilities	(522,788)
Total purchase price	$5,254,367

The allocation of the purchase price reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $2,036.7 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which amount has been allocated to the Company's MP operating segment ($1,745.5 million) and IDP operating segment ($291.2 million), and it is not deductible for income tax purposes.

TriQuint's results of operations, which include revenue of $259.5 million and a net loss of $132.5 million, are included in the Company’s Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015. The net loss includes adjustments for amortization expense of the acquired intangible assets, inventory step-up, stock-based compensation related to the Business Combination and restructuring expenses.

During fiscal 2015, the Company incurred acquisition costs of $12.2 million and integration costs of $31.3 million associated with the Business Combination. During fiscal 2014, the Company incurred acquisition-related costs of $5.1 million associated with the Business Combination.

The acquisition and integration costs are being expensed as incurred and are presented in the Consolidated Statements of Operations as "Other operating expense."

Pro forma financial information (unaudited)

The following unaudited pro forma consolidated financial information for fiscal years 2015 and 2014 assumes that the acquisition of TriQuint was completed as of March 31, 2013:

	2015	2014
Revenue	$2,556,045	$2,037,466
Net income (loss)	30,447	(475,219)
Basic net income (loss) per common share	$0.21	$(3.26)
Diluted net income (loss) per common share	$0.20	$(3.26)

Pro forma revenue includes adjustments for the purchases by RFMD of various products from TriQuint. These results are not intended to be a projection of future results and do not reflect the actual revenue that might have been achieved by Qorvo. Pro forma net loss income (loss) includes adjustments for amortization expense of acquired intangible assets, stock-based compensation, acquisition-related costs, and an adjustment for income taxes.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the revenue or operating results that would have been achieved had the acquisition actually taken place as of March 31,

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2013. In addition, these results are not intended to be a projection of future results and do not reflect synergies that might be achieved from the combined operations.

Acquisition of Amalfi Semiconductor, Inc.

On November 9, 2012, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi"). The Company acquired 100% of the outstanding equity securities of Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for working capital adjustments and holdback reserves). Amalfi's results of operations (revenue of $16.5 million and an operating loss of $9.5 million) are included in the Company’s Consolidated Statements of Operations for the period of November 9, 2012 through March 30, 2013.

During fiscal 2013, the Company recorded Amalfi acquisition-related costs of approximately $1.5 million as well as approximately $1.3 million of restructuring costs (for employee termination benefits and lease termination costs) in “Other operating expense” on the Consolidated Statements of Operations. In fiscal 2014, restructuring expenses related to the completion of the restructuring efforts associated with the Amalfi acquisition were immaterial.

6.     ASSET TRANSFER TRANSACTION

During fiscal 2013, the Company entered into an asset transfer agreement with IQE, Inc. ("IQE") under which it transferred its MBE operations (located in Greensboro, N.C.) to IQE. The assets transferred to IQE had a total book value of approximately $24.4 million and included the Company’s leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility, all of which were written off during the first quarter of fiscal 2013. In addition, the Company wrote-off approximately $1.0 million of IDP-related goodwill as a result of this transaction.

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE supplies the Company with wafer starting materials. This wafer supply agreement, which is recorded as an intangible asset on the Company’s Consolidated Balance Sheets, provides the Company with competitive wafer pricing through March 31, 2016 (see Note 1 and Note 7).

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal years 2014 and 2015, are as follows (in thousands):

Balance as of March 30, 2013	$104,846
Written off due to sale of the U.K. facility	(1,008)
Amalfi acquisition adjustments	63
Balance as of March 29, 2014	$103,901
Goodwill resulting from Business Combination (Note 5)	2,036,685
Balance as of March 28, 2015 (1)	$2,140,586

(1) As of March 28, 2015, the Company’s goodwill balance of $2,140.6 million was comprised of gross goodwill of $2,762.2 million less accumulated impairment losses and write-offs of $621.6 million.

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed the Business Combination, which resulted in goodwill of $2,036.7 million (see Note 5).

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 28, 2015, $1,755.7 million and $384.9 million of the Company’s goodwill balance was allocated to its MP reporting unit and IDP reporting unit, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles (in thousands):

	March 28, 2015		March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
IPRD	$470,000	N/A	$—	N/A
Technology licenses	12,446	10,701	12,006	10,418
Customer relationships	1,267,103	99,471	47,103	26,391
Developed technology	712,163	124,028	102,163	78,540
Wafer supply agreement	20,443	16,059	20,443	11,376
Trade names	29,000	2,417	—	—
Backlog	65,000	16,250	—	—
Total	$2,576,155	$268,926	$181,715	$126,725

As a result of the Business Combination, intangible assets increased by $2,394.0 million. The following table sets forth the components of these intangible assets (in thousands):

	Fair Value	Weighted Average Useful Lives (years)
IPRD	$470,000	N/A
Customer relationships	1,220,000	4.6
Developed technology	610,000	4.8
Trade names	29,000	3.0
Backlog	65,000	1.0
Total	$2,394,000

The Business Combination resulted in the recognition of $120.3 million of incremental intangible asset amortization expense during fiscal 2015 (of which $49.6 million was recorded in "Cost of goods sold" and $70.7 million was recorded in "Marketing and selling"). IPRD is not subject to amortization until completion or abandonment of the associated research and development effort. The IPRD acquired in the Business Combination of $470.0 million relates to the MP operating segment ($350.0 million) and the IDP operating segment ($120.0 million), and encompasses a broad technology portfolio of product innovations in RF applications for MP and IDP products. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and SAW and BAW structures for filter applications. Included in IPRD are continuous improvements in the process for design and manufacturing as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. As of March 28, 2015, IPRD for the MP operating segment was 45% complete with an estimated completion time of approximately 11 months and a remaining cost to complete of approximately $82.0 million. As of March 28, 2015, the IPRD associated with the IDP operating segment was 68% complete with an estimated completion time of approximately 8 months and a remaining cost to complete of approximately $17.0 million. Upon completion of the development, acquired IPRD assets will be transferred to finite-lived intangible assets and amortized over its useful life.

In the fourth quarter of fiscal 2014, the Company initiated a restructuring effort to reduce operating expenses (see Note 11 for further information on the restructuring). As part of this restructuring, the Company discontinued engineering efforts on an in-process research and development project acquired for MP as part of the acquisition of Amalfi and an impairment charge of $11.3 million was recorded in "Other operating expense."

Intangible asset amortization expense was $142.7 million, $28.6 million and $23.1 million in fiscal years 2015, 2014 and 2013, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table provides the Company's estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2016	$477,146
2017	424,870
2018	421,579
2019	335,319
2020	101,880

8.    DEBT

Convertible Debt

In April 2007, the Company issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”). During fiscal 2013, the Company redeemed the remaining $26.5 million principal balance of its 2012 Notes and $47.4 million original principal amount of its 2014 Notes, which resulted in a loss of $2.8 million. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

At March 29, 2014, the carrying amount of the equity component of the 2012 Notes and 2014 Notes was $20.0 million and $33.2 million, respectively. The principal amount, unamortized discount, and net carrying value of the liability components of the 2014 Notes were $87.5 million, $(0.2) million and $87.3 million, respectively, as of March 29, 2014. The effective interest rates for the liability components were 7.3% for the 2012 Notes during fiscal 2013 and 7.2% for the 2014 Notes during fiscal years 2014 and 2013. Interest expense on the liability component of the Notes was $0.9 million and $1.0 million during fiscal years 2014 and 2013, respectively, and amortization of the discount was $5.2 million and $5.8 million during fiscal years 2014 and 2013, respectively.

At March 29, 2014, the 2014 Notes had a fair value on the PORTAL Market of $88.7 million, compared to a carrying value of $87.3 million.

Credit Agreement

In March 2013, the Company and certain material domestic subsidiaries of the Company entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility included a $125.0 million revolving credit facility, which included a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company could request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. On March 26, 2015, the Company terminated its Credit Facility. No borrowings were ever made under the Credit Facility and no early termination penalty was incurred by the Company in connection with such termination. The Credit Facility was terminated in anticipation of the Company entering into a new, larger revolving credit facility, which the Company entered into on April 7, 2015 (see Note 18).

9.     RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder or national pension plans with differing eligibility and contributory requirements based on local and national regulations. As a result of the Business Combination, each U.S. employee is eligible to participate in one of the Company’s two fully qualified 401(k) plans immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the 401

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(k) plans are made at the discretion of the Company’s Board of Directors and are fully vested to U.S. employees after completion of two continuous years of service.

In total, the Company contributed $6.5 million, $5.5 million and $5.4 million to its domestic and foreign defined contribution plans during fiscal years 2015, 2014 and 2013, respectively.

Defined Benefit Pension Plans

As a result of the Business Combination, the Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with $3.2 million of assets valued as on March 28, 2015. Assets of the funded plan are included in "Other non-current assets" in the Consolidated Balance Sheets. The net periodic benefit obligations of both plans was $12.2 million and $5.5 million as of March 28, 2015 and March 29, 2014, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of March 28, 2015 and March 29, 2014. The net periodic benefit costs were approximately $0.4 million for fiscal year 2015 and $0.3 million for fiscal years 2014 and 2013.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan (the "Plan") which was assumed, amended and restated by Qorvo on January 1, 2015 as a result of the Business Combination. The Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The deferred compensation plan is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $8.6 million as of March 28, 2015. The $5.3 million current portion and $3.3 million non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust are included in "Other current assets," "Accrued liabilities," "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain of its corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from less than one year to 13 years. Several have renewal options of up to two, ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 28, 2015, the total future minimum lease payments were approximately $59.8 million related to facility operating leases and approximately $0.1 million related to equipment operating leases.

Minimum future lease payments under non-cancelable operating leases as of March 28, 2015, are as follows (in thousands):

Fiscal Year
2016	$13,195
2017	10,708
2018	8,887
2019	6,255
2020	4,160
Thereafter	16,734
Total minimum payment	$59,939

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Rent expense under operating leases, including facilities and equipment, was approximately $12.1 million, $10.7 million, and $10.1 million for fiscal years 2015, 2014 and 2013, respectively.

Legal Matters

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position or results of operations.

11.    RESTRUCTURING

During fiscal 2015, the Company recorded restructuring expenses in "Other operating expense" of approximately $10.9 million as a result of the Business Combination (see Note 5), primarily related to employee termination benefits. The restructuring obligations (relating primarily to employee termination benefits) totaling $6.4 million as of March 28, 2015, are included in “Accrued liabilities” in the Consolidated Balance Sheets.

During fiscal 2014, the Company recorded $11.1 million of restructuring expenses, related to (1) efforts initiated to achieve manufacturing efficiencies, (2) efforts initiated to reduce operating expenses, (3) expenses associated with the sale of its GaAs semiconductor manufacturing facility in the U.K., and (4) expenses associated with the 2009 economic restructuring efforts.

During fiscal 2014, the Company initiated restructuring efforts to achieve manufacturing efficiencies. The Company recorded restructuring expenses in “Other operating expense” of approximately $4.1 million, in fiscal 2014, primarily related to employee termination benefits. This restructuring initiative was completed during fiscal 2014.

In the fourth quarter of fiscal 2014, the Company initiated another restructuring to reduce operating expenses. The Company recorded restructuring expenses in “Other operating expense” of approximately $1.3 million and $2.5 million, in fiscal years 2015 and 2014, respectively, primarily related to employee termination benefits. As part of this restructuring, the Company discontinued engineering efforts related to an IPRD project and impaired the intangible asset in the amount of $11.3 million, which is also recorded in “Other operating expense” (see Note 7). This restructuring initiative was completed during fiscal 2015.

In March 2013, the Company announced that it would phase out manufacturing in its Newton Aycliffe, U.K.-based GaAs facility and transition the remaining product demand from that facility to its GaAs manufacturing facility in Greensboro, N.C.  During the second quarter of fiscal 2014, the Company sold its U.K.-based GaAs facility to Compound Photonics. The Company recorded restructuring charges in “Other operating expense” of approximately $4.4 million and $0.8 million in fiscal years 2014 and 2013, respectively, primarily related to impaired property, plant and equipment and employee termination benefits. This restructuring initiative was completed during fiscal 2014.

In fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company recorded restructuring charges in “Other operating expense” of approximately $0.2 million, $0.1 million and $0.2 million in fiscal years 2015, 2014 and 2013, respectively, related to lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $3.5 million and $3.9 million as of March 28, 2015 and March 29, 2014, respectively, are included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. As of

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

March 28, 2015, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $0.7 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.

12.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2015	2014	2013
United States	$127,281	$(7,120)	$(72,895)
Foreign	(6,040)	30,993	46,996
Total	$121,241	$23,873	$(25,899)

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Current (expense) benefit:
Federal	$(15,862)	$(875)	$(515)
State	(2,871)	24	73
Foreign	(16,175)	(9,939)	(9,862)
	(34,908)	(10,790)	(10,304)
Deferred (expense) benefit:
Federal	$100,884	$488	$(214)
State	3,928	59	(13)
Foreign	5,158	(988)	(16,569)
	109,970	(441)	(16,796)
Total	$75,062	$(11,231)	$(27,100)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax (loss) income for fiscal years 2015, 2014 and 2013 is as follows (dollars in thousands):

	Fiscal Year
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$(42,434)	35.00%	$(8,355)	35.00%	$9,065	35.00%
Decrease (increase) resulting from:
State benefit (provision), net of federal (provision) benefit	(6,710)	5.53	75	(0.31)	(827)	(3.19)
Research and development credits	3,538	(2.92)	3,177	(13.31)	6,257	24.16
Foreign tax credits	—	—	574	(2.41)	2,434	9.39
Effect of changes in income tax rate applied to net deferred tax assets	(20)	0.02	(65)	0.27	(1,250)	(4.83)
Foreign tax rate difference	(13,342)	11.00	636	(2.66)	3,218	12.43
Change in valuation allowance	135,812	(112.02)	5,890	(24.67)	(40,675)	(157.05)
Repurchase of convertible subordinated notes	—	—	—	—	438	1.69
Adjustments to net deferred tax assets	—	—	2,939	(12.31)	(872)	(3.37)
Stock-based compensation	(1,309)	1.08	(635)	2.66	(2,108)	(8.14)
Tax reserve adjustments	(3,928)	3.24	(1,482)	6.21	(515)	(1.99)
Deemed dividend	(2,751)	2.27	(1,122)	4.70	(1,749)	(6.75)
Write-off U.K. gross deferred tax assets	—	—	(12,699)	53.19	—	—
Domestic production activities deduction	2,620	(2.16)	—	—	—	—
Other income tax benefit (expense)	3,586	(2.95)	(164)	0.69	(516)	(1.99)
	$75,062	(61.91)%	$(11,231)	47.05%	$(27,100)	(104.64)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. The deferred income tax assets and liabilities are measured in each taxing jurisdiction using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2015	2014
Deferred income tax assets:
Inventory reserve	$15,878	$9,813
Basis in stock and other investments	1,070	2,748
Equity compensation	85,150	17,860
Accumulated depreciation/basis difference	13,341	29,260
Net operating loss carry-forwards	72,169	37,676
Research and other credits	68,086	71,406
Other deferred assets	37,590	9,189
Total deferred income tax assets	293,284	177,952
Valuation allowance	(13,777)	(143,264)
Total deferred income tax assets, net of valuation allowance	$279,507	$34,688

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(410,801)	$(10,862)
Accumulated depreciation/basis difference	(12,864)	—
Convertible debt discount	—	(83)
Deferred gain	(2,506)	(4,994)
Other deferred liabilities	(2,685)	(501)
Total deferred income tax liabilities	(428,856)	(16,440)
Net deferred income tax (liabilities) assets	$(149,349)	$18,248

Amounts included in consolidated balance sheets:
Current assets	$150,208	$4,419
Current liabilities	—	(200)
Non-current assets	10,632	14,913
Non-current liabilities	(310,189)	(884)

Net deferred income tax (liabilities) assets	$(149,349)	$18,248

The Company has recorded a $13.8 million and a $143.3 million valuation allowance against the U.S. deferred tax assets and small net deferred tax assets at several foreign subsidiaries as of March 28, 2015 and March 29, 2014, respectively. These valuation allowances were established based upon management's opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management's intent to evaluate the realizability of these deferred tax assets on a quarterly basis.

The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million from the $112.7 million balance as of the end of fiscal 2012. The change was comprised of $12.0 million established during the fiscal year related to the U.K., $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to changes in domestic net deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out manufacturing at the Newton Aycliffe U.K. facility. Consequently, the Company determined that this represented significant negative evidence, and that it was no longer “more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately be realized.

The valuation allowance against net deferred tax assets decreased in fiscal 2014 by $20.9 million. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the Amalfi acquisition and $2.8 million for other changes

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

in net deferred tax assets for domestic and for other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.

The valuation allowance against net deferred tax assets decreased in fiscal 2015 by $129.5 million. The decrease was comprised of $135.7 million related to domestic deferred tax assets for which realization is now more likely than not with the increase in domestic deferred tax liabilities related to domestic amortizable intangible assets arising in connection with the Business Combination and other changes in the net deferred tax assets for foreign subsidiaries during the fiscal year, offset by an increase of $6.2 million related to deferred tax assets acquired in the Business Combination that are not more likely than not of being realized. As of the end of fiscal 2015, a $0.2 million valuation allowance remained against foreign net deferred tax assets and a $13.6 million valuation allowance remained against domestic deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

As of March 28, 2015, the Company had federal loss carryovers of approximately $202.3 million that expire in fiscal years 2016 to 2035 if unused and state losses of approximately $184.9 million that expire in fiscal years 2016 to 2035 if unused. Federal research credits of $79.9 million, federal foreign tax credits of $1.7 million, and state credits of $45.9 million may expire in fiscal years 2018 to 2035, 2016 to 2035, and 2016 to 2030, respectively. Federal alternative minimum tax credits of $3.2 million will carry forward indefinitely. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in the current and prior years. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At March 28, 2015, the Company has not provided U.S. taxes on approximately $453.6 million of undistributed earnings of foreign subsidiaries that have been indefinitely reinvested outside the U.S.

In the Business Combination, the Company acquired foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in March 2024 and December 2021, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Income tax expense was decreased in fiscal 2015 by $19.1 million (approximately $0.21 per basic and diluted share impact) as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $59.4 million as of March 28, 2015, $39.4 million as of March 29, 2014, and $37.9 million as of March 30, 2013. Of these amounts, $55.0 million (net of federal benefit of state taxes), $30.9 million (net of federal benefit of state taxes), and $29.7 million (net of federal benefit of state taxes) as of March 28, 2015, March 29, 2014, March 30, 2013, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of the fiscal 2013 through fiscal 2015 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Beginning balance	$39,423	$37,917	$31,727
Additions based on positions related to current year	1,246	2,181	2,209
Additions for tax positions in prior years	23,986	229	4,780
Reductions for tax positions in prior years	(5,258)	(904)	(482)
Expiration of statute of limitations	—	—	(317)
Ending balance	$59,397	$39,423	$37,917

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Of the fiscal 2015 and 2013 additions to tax positions in prior years, $17.1 million and $4.4 million, respectively, were assumed by the Company in the Business Combination and the Amalfi acquisition and relates to positions taken on tax returns for pre-acquisition periods.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2015, 2014 and 2013, the Company recognized $1.2 million, $0.9 million, and $0.7 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $3.4 million, $2.3 million, and $1.3 million as of March 28, 2015, March 29, 2014 and March 30, 2013, respectively.

Within the next 12 months, the Company believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for temporary tax positions taken in prior years.

RFMD's and TriQuint's federal, North Carolina, and California tax returns for fiscal 2012 and calendar 2011, respectively, and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and returns for subsequent fiscal tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are the U.K. (fiscal 2013 through present), Singapore (calendar 2011 through present) and China (calendar year 2004 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

13.    NET INCOME (LOSS) PER SHARE

Pursuant to the terms of the Merger Agreement, effective January 1, 2015, the Company effected a one-for-four reverse stock split of the Company's issued and outstanding shares of common stock. In accordance with Staff Accounting Bulletin Topic 4.C, all share and per share information contained in the accompanying Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation (included in Item 7 of this report) have been retroactively adjusted to reflect the reverse stock split for all periods presented. See Note 5 for a further discussion of the Business Combination.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	For Fiscal Year
	2015	2014	2013
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$196,303	$12,642	$(52,999)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	90,477	70,499	69,650
Effect of dilutive securities:
Stock-based awards	2,734	1,520	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	93,211	72,019	69,650
Basic net income (loss) per share	$2.17	$0.18	$(0.76)
Diluted net income (loss) per share	$2.11	$0.18	$(0.76)

In the computation of diluted net income per share for fiscal years 2015 and 2014, less than 0.1 million and 1.8 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for fiscal 2013, all outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The computation of diluted net income (loss) per share does not assume the conversion of the Notes. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand.

14.    STOCK-BASED COMPENSATION

Summary of Stock Option Plans

Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan - RF Micro Devices, Inc.
In connection with the merger of a wholly owned subsidiary of RF Micro Devices, Inc. with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of awards to acquire common stock to employees, non-employee directors and consultants. This plan permits the grant of incentive and nonqualified options, restricted awards and performance share awards. No further awards can be granted under this plan.

2003 Stock Incentive Plan - RF Micro Devices, Inc.
The 2003 Stock Incentive Plan (the "2003 Plan") was approved by the Company's stockholders on July 22, 2003, and the Company was permitted to grant stock options and other types of equity incentive awards under the 2003 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units. No further awards can be granted under this plan.

2012 Stock Incentive Plan - RF Micro Devices, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012 and assumed by the Company in connection with the Business Combination. The Company is permitted to grant stock options and other types of equity incentive awards, under the 2012 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units.

The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 28, 2015, 4.8 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2015 under the 2012 Plan was 0.5 million shares.

2006 Directors’ Stock Option Plan - RF Micro Devices, Inc.
At the Company’s 2006 annual meeting of stockholders, stockholders of the Company adopted the 2006 Directors’ Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 0.3 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who were not employees of the Company were entitled to receive options to acquire shares of common stock. No further awards can be granted under this plan.

1996 Stock Incentive Program - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 1996 Stock Incentive Program (the “TriQuint 1996 Stock Incentive Program”), originally adopted by TriQuint. The TriQuint 1996 Stock Incentive Program provides for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of TriQuint or any parent or subsidiary. The TriQuint 1996 Stock Incentive Program was amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. In 2005, the TriQuint 1996 Stock Incentive Program was further amended to extend the term of the program to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives. The terms of each grant under the TriQuint 1996 Stock Incentive Program may not exceed ten years. No further awards can be granted under this program.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2008 Inducement Award Plan- TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the sponsorship of the TriQuint, Inc. 2008 Inducement Award Plan (the “TriQuint 2008 Inducement Award Plan”), originally adopted by TriQuint. The TriQuint 2008 Inducement Award Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards to employees of TriQuint or any parent or subsidiary. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the plan may not exceed ten years. No further awards can be granted under this plan.

2009 Incentive Plan - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2009 Incentive Plan (the “TriQuint 2009 Incentive Plan”), originally adopted by TriQuint. The TriQuint 2009 Incentive Plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint 2009 Incentive Plan may not exceed ten years. No further awards can be granted under this plan.

2012 Incentive Plan - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2012 Incentive Plan (the “TriQuint 2012 Incentive Plan”), originally adopted by TriQuint. The TriQuint 2012 Incentive Plan replaces the TriQuint 2009 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint 2012 Incentive Plan may not exceed ten years. No further awards can be granted under this plan.

2013 Incentive Plan - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the “TriQuint 2013 Incentive Plan”), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The TriQuint 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the TriQuint 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint 2013 Incentive Plan may not exceed ten years. As of March 28, 2015, 4.0 million shares were available for issuance under the TriQuint 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal 2015.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 28, 2015, 6.2 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.1 million shares under the ESPP in fiscal 2015.

For fiscal years 2015, 2014 and 2013, the primary stock-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2015, 2014 and 2013 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics generally during the fiscal year and, if earned, vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one, two and three-year performance periods. Under the 2012 Plan for fiscal years 2014 and 2013 and the 2006 Directors’ Stock Option Plan for fiscal 2012, stock options granted to non-employee directors (other than initial options, as described below) had an exercise price equal to the fair market value of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who was first elected or appointed to the Board of Directors during such period received an initial option covering shares with a value set by the Board of Directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant, which vested over a two-year period from the grant date and expired 10 years from the grant date. At the director’s option, the director could elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director was eligible to receive an annual option or, if he so chose, an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and as a result, these awards are expensed at grant date. In fiscal 2015, stock-based compensation of $11.7 million was recognized upon the grant of 0.4 million options and restricted share units to certain officers of the Company.

Stock-Based Compensation

Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period. ASC 718 covers a wide range of stock-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $64.9 million for fiscal 2015, net of expense capitalized into inventory. For fiscal years 2014 and 2013, the total pre-tax stock-based compensation expense recognized was $29.9 million and $30.8 million, respectively, net of expense capitalized into inventory.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 29, 2014	1,753	$23.08
Assumed	8,036	$18.35
Granted	63	$56.80
Exercised	(2,037)	$19.33
Canceled	(23)	$27.49
Forfeited	(28)	$19.76
Outstanding as of March 28, 2015	7,764	$18.61	6.08	$471,040
Vested and expected to vest as of March 28, 2015	7,447	$18.68	6.01	$451,327
Options exercisable as of March 28, 2015	4,514	$18.55	5.05	$274,121

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $79.28 as of March 28, 2015, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2015	2014	2013
Expected volatility	40.6%	43.2%	51.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.6	5.5	5.5
Risk-free interest rate	1.7%	1.4%	0.8%
Weighted-average grant-date fair value of options granted during the period	$22.49	$2.08	$1.80

The fair value of TriQuint converted grants was estimated on the date of the Business Combination using a Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

At January 1, 2015 TriQuint Converted Grants
Expected life of option	0-5 years
Risk-free interest rate	0.03-1.65%
Expected volatility of stock	42.9%
Expected dividend yield	None

The total intrinsic value of options exercised during fiscal 2015, was $83.7 million. For fiscal years 2014 and 2013, the total intrinsic value of options exercised was $3.1 million and $0.5 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds of approximately $4.0 million) was approximately $42.1 million for fiscal 2015 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company used the implied volatility of market-traded options on the Company’s common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in ASC 718. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company’s common stock and the Company’s assessment that implied volatility is more representative of future common stock price trends than historical volatility.

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to change in the future. The Company has never paid a dividend.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s method of calculating the expected term of an option is based on the assumption that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or canceled. The Company believes that this method provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.2% for both stock options and restricted stock units.

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 29, 2014	2,298	$19.44
Granted	1,166	45.61
Assumed	599	66.36
Vested	(1,806)	26.96
Forfeited	(55)	26.75
Balance at March 28, 2015	2,202	$34.29

As of March 28, 2015, total remaining unearned compensation cost related to nonvested restricted stock units was $153.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total fair value of restricted stock units that vested during fiscal 2015 was $93.5 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2014 and 2013, the total fair value of restricted stock units that vested was $30.0 million and $21.0 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On February 5, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of its outstanding common stock, exclusive of related fees, commissions or other expenses. Repurchases may be made at management’s discretion from time to time on the open market or in privately negotiated transactions, and the program may be discontinued at any time. During fiscal 2015, the Company repurchased 0.8 million shares at an average price of $65.87 on the open market. As of March 28, 2015, approximately $150.0 million remains available for repurchase.

In connection with the Business Combination, each share of RFMD common stock was converted into the right to receive 0.25 of a share of Qorvo common stock plus cash in lieu of fractional shares, and each share of TriQuint common stock was converted into the right to receive 0.4187 of a share of Qorvo common stock plus cash in lieu of fractional shares.  Approximately 13,160 fractional shares were repurchased for $0.9 million.

Prior to the Business Combination, RFMD had a share repurchase program under which RFMD was authorized to repurchase up to $200 million of RFMD's outstanding shares of common stock. Denominated in shares of Qorvo common stock, during fiscal 2014, RFMD repurchased approximately 0.6 million shares at an average price of $20.12 on the open market for approximately $12.8 million including transaction costs, and during fiscal 2013, RFMD repurchased approximately 0.5 million shares at an average price of $15.00 on the open market for approximately $7.0 million including transaction costs.

Common Stock Reserved For Future Issuance

At March 28, 2015, the Company had reserved a total of approximately 25.0 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	7,764
Possible future issuance under Company stock incentive plans	8,801
Employee stock purchase plan	6,243
Restricted stock-based units granted	2,202
Total shares reserved	25,010

16.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating segments as of March 28, 2015 are Mobile Products (MP) and Infrastructure and Defense Products (IDP). In the fourth quarter of fiscal 2015, the Company renamed its reportable segments from Cellular Products Group (CPG) to MP, and Multi-Market Products Group (MPG) to IDP, as a result of the Business Combination. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group (CSG) as an operating segment.

MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) and other 4G networks, as well as third generation (“3G”) and second generation (“2G”) mobile devices. These solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules, switch duplexer modules and envelope tracking power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, wearables and tablets.

IDP is a leading global supplier of a broad array of RF solutions to wireless network infrastructure, defense and aerospace markets and short-range connectivity applications for commercial, consumer, industrial and automotive markets. Infrastructure applications include 4G LTE and 3G base station deployments, WiFi infrastructure, microwave point-to-point radio and optical network links, and CATV wireline infrastructure. Defense and aerospace applications, which

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

require extreme precision, reliability, durability and supply assurance, include a variety of advanced systems, such as active phased array radar, electronic warfare and various communications applications. Industrial and automotive applications include energy management, private mobile radio, satellite radio and test and measurement equipment. The Company's IDP products include high power GaAs and GaN PAs, low noise amplifiers, switches, fixed frequency and voltage-controlled oscillators, filters, attenuators, modulators, driver and transimpedance amplifiers and various multichip and hybrid assemblies.

As of March 28, 2015, MP and IDP are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, acquired inventory step-up and revaluation, acquisition and integration related costs, impairment of intangible asset, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting from the transfer of the Company's molecular beam epitaxy (“MBE”) operations, restructuring and disposal costs, certain consulting costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2015	2014	2013
Revenue:
MP	$1,395,035	$935,313	$761,425
IDP	313,274	212,897	202,722
All other (1)	2,657	21	—
Total revenue	$1,710,966	$1,148,231	$964,147
Income (loss) from operations:
MP	$404,382	$109,862	$52,574
IDP	72,262	32,315	11,181
All other	(354,178)	(114,836)	(79,435)
Income (loss) from operations	$122,466	$27,341	$(15,680)
Interest expense	$(1,421)	$(5,983)	$(6,532)
Interest income	450	179	249
Loss on retirement of convertible subordinated notes	—	—	(2,756)
Other (expense) income	(254)	2,336	(1,180)
Income (loss) before income taxes	$121,241	$23,873	$(25,899)

(1) "All other" revenue for fiscal 2015 relates to royalty income that is not allocated to MP or IDP.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2015	2014	2013
Reconciliation of “All other” category:
Stock-based compensation expense	$(64,941)	$(29,901)	$(30,819)
Amortization of intangible assets	(142,749)	(28,638)	(23,107)
Acquired inventory step-up and revaluation	(72,850)	—	(3,140)
Impairment of intangible asset	—	(11,300)	—
Acquisition and integration related costs	(41,539)	(8,105)	(2,765)
Restructuring and disposal costs	(14,175)	(8,118)	(1,365)
Loss on asset transfer transaction	—	—	(5,042)
IPR litigation costs	(8,263)	(7,578)	(5,955)
Inventory revaluation resulting from transfer of MBE operations	—	—	(2,518)
Certain consulting costs	(875)	(11,295)	—
Other expenses (including (gain) loss on assets, and start-up costs)	(8,786)	(9,901)	(4,724)
Loss from operations for “All other”	$(354,178)	$(114,836)	$(79,435)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Revenue:
United States	$315,775	$342,805	$296,442
International	1,395,191	805,426	667,705

	Fiscal Year
	2015	2014	2013
Revenue:
United States	18%	30%	31%
Asia	75	66	63
Europe	6	4	6
Other	1	—	—

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2015	2014	2013
Long-lived tangible assets:
United States	$697,305	$120,885	$114,635
International	186,066	75,111	76,891

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2015, approximately 49% ($841.0 million) was from customers in China and 19% ($332.5 million) from customers in Taiwan. Long-lived tangible assets primarily include property and equipment and at March 28, 2015, approximately $126.5 million (or 14%) of the Company’s total property and equipment was located in China.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2015 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth(4)
Revenue	$316,321		$362,667		$397,086		$634,892
Gross profit	142,269		167,451		190,702		188,886
Net income	38,647	(5)	63,311	(5)	87,863	(5)	6,482	(5),(6),(7)
Net income per share:
Basic	$0.54		$0.88		$1.21		$0.04
Diluted	$0.52		$0.85		$1.18		$0.04

Fiscal 2014 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$292,996		$310,716		$288,520		$255,999
Gross profit	93,469		104,656		107,523		99,279
Net income (loss)	1,561	(1)	5,892	(1)	6,235	(1),(2)	(1,046)	(1),(3)
Net income (loss) per share:
Basic	$0.02		$0.08		$0.09		$(0.01)
Diluted	$0.02		$0.08		$0.09		$(0.01)

1. The Company recorded restructuring expenses of $2.9 million, $2.3 million, $3.0 million, and $2.9 million, in the first, second, third and fourth quarters of fiscal 2014, respectively (Note 11).
2. In the third quarter of fiscal 2014, the Company recorded acquisition related expenses associated with the Business Combination, of $2.9 million (Note 5).
3. In the fourth quarter of fiscal 2014, the Company impaired intangible assets of $11.3 million related to the Amalfi acquisition (Note 7) and recorded acquisition and integration related expenses associated with the Business Combination of $2.2 million (Note 5).
4. The Business Combination was completed on January 1, 2015, and as a result, TriQuint's results of operations which include revenue of $259.5 million and a net loss of $132.5 million, are included for the period of January 1, 2015 through March 28, 2015.
5. The Company recorded acquisition and integration related expenses of $8.5 million, $7.4 million, $7.5 million, and $20.1 million, in the first, second, third and fourth quarters of fiscal 2015, respectively, associated with the Business Combination (Note 5).
6. The Company recorded restructuring expenses of $10.9 million, associated with the Business Combination (Note 5).
7. Income tax benefit of $110.0 million for the fourth quarter of fiscal 2015 consists of an income tax benefit generated by the reduction in the valuation reserve against domestic deferred tax assets which offset the income tax expense from operations (Note 12).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2015 and fiscal 2014 contained a comparable number of weeks (13 weeks).

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18.    SUBSEQUENT EVENTS

On April 7, 2015, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby letters of credit and a $10 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. The Company currently has no outstanding amounts under the Credit Agreement.

At the Company’s option, loans under the Credit Agreement shall bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.50% per annum to 2.00% per annum. The Applicable Rate for Base Rate loans ranges from 0.50% per annum to 1.00% per annum. Interest for Eurodollar Rate loans shall be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans shall be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter of the Company and a consolidated interest coverage ratio not to be less than 3.00 to 1.0 as of the end of any fiscal quarter of the Company.

The Credit Agreement also contains customary events of default, and the occurrence of an event of default will increase the applicable rate of interest by 2.00% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of April 7, 2020 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made).

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Qorvo, Inc. and Subsidiaries

Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company's Board of Directors that are applicable to all directors, officers and employees of our Company.

Because of its inherent limitations, no matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Internal controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, as of March 28, 2015. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (1992 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 28, 2015.

The Company’s auditors, KPMG LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. KPMG LLP has audited and reported on the Consolidated Financial Statements of Qorvo, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Qorvo, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Qorvo, Inc. and subsidiaries (the Company) as of March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended March 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qorvo, Inc. and subsidiaries as of March 28, 2015, and the results of their operations and their cash flows for the year ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qorvo, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Qorvo, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RF Micro Devices, Inc. and Subsidiaries (or the “Company”) as of March 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended March 29, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at March 29, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 21, 2014,
except for the effect of the reverse
stock split described in Note 13 and
the segment presentation in Note 16,
as to which the date is May 27, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Qorvo, Inc. and Subsidiaries

We have audited Qorvo, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Qorvo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Qorvo, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Qorvo, Inc. and subsidiaries as of March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended March 28, 2015, and our report dated May 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

May 27, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Our Report of Management on Internal Control Over Financial Reporting is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Changes in internal control over financial reporting

On January 1, 2015, the Business Combination was consummated between RFMD and TriQuint. As a result of the Business Combination, the Company has incorporated internal controls over significant processes specific to TriQuint and the Business Combination that it believes to be appropriate and necessary in consideration of the level of related integration. As the Company further integrates the TriQuint business, it will continue to review the internal controls and may take further steps to ensure that the internal controls are effective and integrated appropriately.
Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information therein is incorporated herein by reference.

The Company has adopted its “Code of Business Conduct and Ethics” and a copy is posted on the Company’s website at www.qorvo.com, on the "Corporate Governance" tab under the "Investor Relations" page. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014.

ii.	Consolidated Statements of Operations for fiscal years 2015, 2014 and 2013.

iii. Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2015, 2014 and 2013.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2015, 2014 and 2013.

v.	Consolidated Statements of Cash Flows for fiscal years 2015, 2014 and 2013.

vi.	Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(2)     The financial statement schedules are not included in this item as they are either included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.

(3) The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b) Exhibits.
See the Exhibit Index.

(c) Separate Financial Statements and Schedules.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qorvo, Inc.

Date:	May 27, 2015	/s/ Robert A. Bruggeworth
By: Robert A. Bruggeworth
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Bruggeworth and Steven J. Buhaly and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2015.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Steven J. Buhaly	Name:	Steven J. Buhaly
	Title:	Chief Financial Officer and Secretary
(principal financial officer)

/s/ Michael J. Laber	Name:	Michael J. Laber
	Title:	Vice President and Corporate Controller
(principal accounting officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ Charles Scott Gibson	Name:	Charles Scott Gibson
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H.Y. Ho	Name:	David H.Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Walden C. Rhines	Name:	Walden C. Rhines
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director

EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

3.1
Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015)

3.2	Amended and Restated Bylaws of Qorvo, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on January 2, 2015)
4.1	Specimen Certificate of Common Stock of Qorvo, Inc.
10.1	Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc.)*
10.2
Qorvo, Inc. 2013 Incentive Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.3
Qorvo, Inc. 2012 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.4
Qorvo, Inc. 2009 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.5
Qorvo, Inc. 2008 Inducement Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.6
Qorvo, Inc. 1996 Stock Incentive Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.7
Qorvo, Inc. 2012 Stock Incentive Plan (As Assumed by Qorvo, Inc. and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.8
2003 Stock Incentive Plan of Qorvo, Inc. (As Assumed and Amended by Qorvo, Inc. Effective January 1, 2015) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.9
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.10
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.11	Qorvo, Inc. 2015 Inducement Stock Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*
10.12	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)*
10.13	Qorvo, Inc. Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2015)*
10.14	Qorvo, Inc. Director Compensation Program*
10.15	Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015)*

10.16	Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015)*
10.17
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))

10.18
Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on March 25, 2013 (File No. 000-22511))

10.19
First Amendment, dated as of August 15, 2013, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q filed with the SEC on October 25, 2013 (File No. 000-22511))

10.20
Second Amendment and Consent, dated as of October 15, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2014 (File No. 000-22511))

10.21
Third Amendment and Consent, dated as of December 26, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of RF Micro Devices, Inc., Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015)

10.22
Credit Agreement, dated as of April 7, 2015 by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A. as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2015)

10.23
Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc. (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q/A filed with the SEC on January 3, 2013 (File No. 000-22511))

10.24
Letter dated August 24, 2011 regarding extension of Credit Agreement dated September 30, 2010 by and among TriQuint Semiconductor, Inc., the domestic subsidiaries of TriQuint Semiconductor, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Union Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of the West, BBVA Compass Bank and US Bank, as lenders (incorporated by reference to Exhibit 10.1 to TriQuint’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011 (File No. 000-22660))

21	Subsidiaries of Qorvo, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Ernst & Young LLP
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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014, (ii) the Consolidated Statements of Operations for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, (iii) the Consolidated Statements of Stockholders' Equity for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013, and (v) the Notes to the Consolidated Financial Statements.

_________

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801. The SEC file number for RFMD is 000-22511 and the SEC file number for TriQuint is 000-22660.