Form 10-Q
period 2015-06-27
Qorvo, Inc.
filed 2015-08-05
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2015, there were 149,530,863 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 27, 2015	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$325,602	$299,814
Short-term investments (Note 6)	232,827	244,830
Accounts receivable, less allowance of $161 and $539 as of June 27, 2015 and March 28, 2015, respectively	408,074	353,830
Inventories (Note 3)	363,914	346,900
Prepaid expenses	53,005	52,169
Other receivables	24,968	25,816
Other current assets	24,927	26,538
Deferred tax assets (Note 5)	146,669	150,208
Total current assets	1,579,986	1,500,105
Property and equipment, net of accumulated depreciation of $644,052 at June 27, 2015 and $609,576 at March 28, 2015	940,070	883,371
Goodwill	2,136,773	2,140,586
Intangible assets, net of accumulated amortization of $392,143 at June 27, 2015 and $268,926 at March 28, 2015	2,184,013	2,307,229
Long-term investments (Note 6)	4,397	4,083
Other non-current assets	64,631	57,005
Total assets	$6,909,870	$6,892,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,071	$182,468
Accrued liabilities	128,583	131,871
Other current liabilities	842	10,971
Total current liabilities	335,496	325,310
Deferred tax liabilities (Note 5)	309,694	310,189
Other long-term liabilities	86,489	83,720
Total liabilities	731,679	719,219
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 405,000 shares authorized; 149,431 and 149,059 shares issued and outstanding at June 27, 2015 and March 28, 2015, respectively	6,588,201	6,584,247
Accumulated other comprehensive loss, net of tax	(1,083)	(124)
Accumulated deficit	(408,927)	(410,963)
Total stockholders’ equity	6,178,191	6,173,160
Total liabilities and stockholders’ equity	$6,909,870	$6,892,379
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Revenue	$673,641	$316,321
Cost of goods sold	394,124	174,052
Gross profit	279,517	142,269
Operating expenses:
Research and development	117,210	44,586
Marketing and selling	109,645	18,890
General and administrative	36,083	19,065
Other operating expense (Note 9)	17,914	13,608
Total operating expenses	280,852	96,149
(Loss) income from operations	(1,335)	46,120
Interest expense	(548)	(474)
Interest income	392	35
Other income, net	4,119	384

Income before income taxes	2,628	46,065

Income tax expense (Note 5)	(592)	(7,418)
Net income	$2,036	$38,647

Net income per share (Note 2):
Basic	$0.01	$0.54
Diluted	$0.01	$0.52

Weighted average shares of common stock outstanding (Note 2):
Basic	149,322	71,564
Diluted	154,461	73,659

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net income	$2,036	$38,647
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	812	(1)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	122	34
Reclassification adjustments, net of tax:
Realized gain on sale of marketable securities	(1,928)	—
Amortization of pension actuarial loss	35	7
Other comprehensive (loss) income	(959)	40
Total comprehensive income	$1,077	$38,687
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$2,036	$38,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,738	11,839
Amortization and other non-cash items	123,121	7,286
Excess tax benefit from exercises of stock options	—	(330)
Deferred income taxes	3,849	2,284
Foreign currency adjustments	76	(340)
Loss on assets and other, net	474	1,008
Realized gain on sale of marketable securities	(4,025)	—
Stock-based compensation expense	48,170	9,169
Changes in operating assets and liabilities:
Accounts receivable, net	(54,245)	(46,606)
Inventories	(21,606)	(17,304)
Prepaid expense and other current and non-current assets	(9,600)	(5,699)
Accounts payable and accrued liabilities	22,631	30,959
Income tax payable/recoverable	(5,630)	5,397
Other liabilities	(6,557)	(49)
Net cash provided by operating activities	141,432	36,261
Investing activities:
Purchase of property and equipment	(89,395)	(9,771)
Proceeds from sale of property and equipment	140	7,352
Purchase of securities available-for-sale	(86,145)	(89,060)
Proceeds from maturities of securities available-for-sale	100,263	62,068
Net cash used in investing activities	(75,137)	(29,411)
Financing activities:
Payment of debt	—	(87,503)
Debt issuance cost	(1,335)	—
Excess tax benefit from exercises of stock options	—	330
Proceeds from the issuance of common stock	18,386	10,627
Repurchase of common stock, including transaction costs	(50,009)	—
Tax withholding paid on behalf of employees for restricted stock units	(7,504)	(4,703)
Restricted cash associated with financing activities	(8)	45
Other financing	(3)	(17)
Net cash used in financing activities	(40,473)	(81,221)

Effect of exchange rate changes on cash	(34)	32
Net increase (decrease) in cash and cash equivalents	25,788	(74,339)
Cash and cash equivalents at the beginning of the period	299,814	171,898
Cash and cash equivalents at the end of the period	$325,602	$97,559
Non-cash investing information:
Capital expenditure adjustments included in liabilities	$6,599	$10,341
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On February 22, 2014, RF Micro Devices, Inc. ("RFMD") and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization (as subsequently amended on July 15, 2014, the "Merger Agreement") providing for the business combination of RFMD and TriQuint ("Business Combination") under a new holding company named Qorvo, Inc. (formerly named Rocky Holding, Inc.) ("Qorvo"). The Business Combination closing was effective on January 1, 2015 (fourth quarter of fiscal 2015). For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint. The results presented in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") reflect those of RFMD prior to the completion of the Business Combination with TriQuint on January 1, 2015 and those of Qorvo subsequent to the completion of the Business Combination. As used herein, all references to "the Company," "we," "us" and "our" prior to January 1, 2015 refer to RFMD and all such references on or after January 1, 2015 refer to Qorvo.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with Qorvo’s audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2016 is a 53-week year and fiscal 2015 was a 52-week year, however, the first quarters of both fiscal 2016 and fiscal 2015 included 13 weeks.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	June 27, 2015	June 28, 2014
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$2,036	$38,647
Denominator:
Denominator for basic net income per share — weighted average shares	149,322	71,564
Effect of dilutive securities:
Stock-based awards	5,139	2,095
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	154,461	73,659
Basic net income per share	$0.01	$0.54
Diluted net income per share	$0.01	$0.52

In the computation of diluted net income per share for the three months ended June 27, 2015 and June 28, 2014, outstanding stock options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share for the three months ended June 28, 2014 does not assume the conversion of the Company’s previously issued $175 million initial aggregate principal amount of convertible subordinated notes (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	June 27, 2015	March 28, 2015
Raw materials	$88,184	$71,863
Work in process	169,273	137,306
Finished goods	106,457	137,731
Total inventories	$363,914	$346,900

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. DEBT

Credit Agreement
On April 7, 2015, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. The Company currently has no outstanding amounts under the Credit Agreement.

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

Convertible Debt
In April 2007, the Company issued $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014 These notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended June 27, 2015 and June 28, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 27, 2015 and June 28, 2014.

The Company’s income tax expense was $0.6 million for the three months ended June 27, 2015 and $7.4 million for the three months ended June 28, 2014. The Company’s effective tax rate was 22.5% for the three months ended June 27, 2015 and 16.1% for the three months ended June 28, 2014. The Company's effective tax rate for both the first quarter of fiscal 2016 and the first quarter of fiscal 2015 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to deferred tax assets and liabilities, adjustments to the valuation

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

allowance limiting the recognition of the benefit of domestic deferred tax assets, changes in uncertain tax position exposure, and the domestic production activity deduction.

Deferred Taxes
The valuation allowance against net deferred tax assets has increased in the first quarter of fiscal 2016 by $1.4 million from the $13.8 million balance as of the end of fiscal 2015, with the change primarily arising from an increase in domestic deferred tax assets related to domestic state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that expire in fiscal years 2016 to 2035 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits decreased from $59.4 million as of the end of fiscal 2015 to $58.9 million as of the end of the first quarter of fiscal 2016, with the change arising from a $0.2 million increase related to tax positions taken with respect to the current fiscal year and a $0.7 million decrease related to tax positions taken with respect to prior fiscal years.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of June 27, 2015 and March 28, 2015 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 27, 2015
U.S. government/agency securities	$205,667	$24	$(6)	$205,685
Auction rate securities	2,150	—	(298)	1,852
Corporate debt	24,634	—	(13)	24,621
Marketable equity securities	856	4,663	—	5,519
Money market funds	74,431	—	—	74,431
	$307,738	$4,687	$(317)	$312,108
March 28, 2015
U.S. government/agency securities	$197,516	$8	$(17)	$197,507
Auction rate securities	2,150	—	(400)	1,750
Corporate debt	43,164	—	(17)	43,147
Marketable equity securities	1,594	6,581	—	8,175
Money market funds	48,961	—	—	48,961
	$293,385	$6,589	$(434)	$299,540

The estimated fair value of available-for-sale securities was based on the prevailing market values on June 27, 2015 and March 28, 2015. We determine the cost of an investment sold based on the specific identification method.

There were $4.0 million of gross realized gains and no gross realized losses recognized on available-for-sale securities for the three months ended June 27, 2015. The gross realized gains and losses recognized on available-for-sale securities for the three months ended June 28, 2014 were insignificant.

Unrealized losses on available-for-sale investments in a continuous unrealized loss position for fewer than 12 months as of June 27, 2015 and March 28, 2015 were insignificant. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of June 27, 2015 or as of March 28, 2015.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aggregate amount of available-for-sale securities in an unrealized loss position at June 27, 2015 was $85.5 million with $0.3 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at March 28, 2015 was $112.9 million with $0.4 million in unrealized losses.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	June 27, 2015		March 28, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$304,732	$304,737	$289,641	$289,615
Due after ten years	2,150	1,852	2,150	1,750
Total investments in debt securities	$306,882	$306,589	$291,791	$291,365

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, auction rate securities (ARS), marketable equity securities, and money market funds. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in "Accumulated other comprehensive income loss", a component of stockholders’ equity, net of tax.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 27, 2015 and March 28, 2015 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 27, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$205,685	$205,685	$—
Auction rate securities (1)	1,852	—	1,852
Corporate debt (2)	24,621	—	24,621
Marketable equity securities	5,519	5,519	—
Money market funds	74,431	74,431	—
Total available-for-sale securities	312,108	285,635	26,473
Invested funds in deferred compensation plan (3)	4,863	4,863	—
Total assets measured at fair value:	$316,971	$290,498	$26,473
Liabilities:
Invested funds in deferred compensation plan (3)	4,863	4,863	—
Total liabilities measured at fair value:	$4,863	$4,863	$—

March 28, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$197,507	$197,507	$—
Auction rate securities (1)	1,750	—	1,750
Corporate debt (2)	43,147	—	43,147
Marketable equity securities	8,175	8,175	—
Money market funds	48,961	48,961	—
Total available-for-sale securities	299,540	254,643	44,897
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total assets measured at fair value:	$308,154	$263,257	$44,897
Liabilities:
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total liabilities measured at fair value:	$8,614	$8,614	$—

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.
(2) Corporate debt includes corporate bonds and commercial paper which are valued using observable market prices for identical securities that are traded in less active markets.
(3) The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Condensed Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Condensed Consolidated Balance Sheets.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt liability's carrying value, which is consistent with the presentation of debt discounts. The Company adopted the provisions of ASU 2015-03 in the first quarter of fiscal 2016 and the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements. Due to the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the Company will continue to capitalize such costs as an asset and amortize them ratably over the term of the revolving debt arrangement.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. In July 2015, the FASB deferred the effective date for the adoption of ASU 2014-09 by one year. Early adoption is permissible but not before its original effective date of annual reporting periods beginning after December 15, 2016. The new authoritative guidance will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is evaluating the effects the new guidance will have on its consolidated financial statements.

8. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of June 27, 2015 are Mobile Products (MP) and Infrastructure and Defense Products (IDP). In the fourth quarter of fiscal 2015, the Company renamed its reportable segments from Cellular Products Group (CPG) to MP, and Multi-Market Products Group (MPG) to IDP, as a result of the Business Combination. Additionally, the chief operating decision maker (CODM) elected to discontinue reporting Compound Semiconductor Group (CSG) as an operating segment.

MP is a leading global supplier of radio frequency (RF) solutions that perform various functions in the cellular radio front end section of smartphones, tablets and other mobile devices. These RF solutions are required for devices that operate under 4G, Wi-Fi and other communications standards. These solutions include various discrete RF components and module configurations, including complete RF front end modules that combine high-performance filters, power amplifiers and switches into single placement solutions.

IDP is a leading global supplier of a broad array of RF solutions to wireless network infrastructure, defense and aerospace markets and short-range connectivity applications for commercial, consumer, industrial and automotive markets. IDP’s solutions include high power gallium arsenide ("GaAs") and gallium nitride ("GaN") components and various multichip and hybrid assemblies.

As of June 27, 2015, MP and IDP are separate reportable segments based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's CODM, and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, acquisition and integration related costs, intellectual property rights (IPR) litigation costs, restructuring and disposal costs, certain consulting costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014
Net revenue:
MP	$550,886	$261,116
IDP	121,785	55,187
All other	970	18
Total net revenue	$673,641	$316,321
(Loss) income from operations:
MP	$173,742	$69,616
IDP	14,073	10,871
All other	(189,150)	(34,367)
(Loss) income from operations	(1,335)	46,120
Interest expense	(548)	(474)
Interest income	392	35
Other income, net	4,119	384
Income before income taxes	$2,628	$46,065

	Three Months Ended
	June 27, 2015	June 28, 2014
Reconciliation of “All other” category:
Stock-based compensation expense	$(48,170)	$(9,169)
Amortization of intangible assets	(123,202)	(6,966)
Acquisition and integration related costs	(10,415)	(8,453)
Restructuring and disposal costs	(1,427)	(1,315)
IPR litigation costs	(148)	(6,014)
Other expenses (including (loss) gain on property and equipment, start-up costs and certain consulting costs)	(5,788)	(2,450)
Loss from operations for “All other”	$(189,150)	$(34,367)

9. BUSINESS ACQUISITION

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination under a new holding company named Qorvo, Inc.

As a result of the Business Combination, RFMD and TriQuint have combined complementary product portfolios, featuring power amplifiers (PAs), power management integrated circuits (PMICs), antenna control solutions, switch-based products and premium filters, to deliver a comprehensive portfolio of high-performance mobile solutions. It is expected that the Business

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The total estimated purchase price was approximately $5,254.4 million. The allocation of the purchase price reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of procedures related to deferred taxes.

The Business Combination resulted in the recognition of $470.0 million of in-process research and development (IPRD) of which $350.0 million relates to the MP operating segment and $120.0 million relates to the IDP operating segment. The IPRD encompasses a broad technology portfolio of product innovations in RF applications for MP and IDP. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and surface acoustic wave (SAW) and bulk acoustic wave (BAW) structures for filter applications. Included in IPRD are continuous improvements in the process for design and manufacturing as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. As of June 27, 2015, the IPRD for the MP operating segment was 58% complete with an estimated completion time of approximately 9 months and a remaining cost to complete of approximately $25.2 million. As of June 27, 2015, the IPRD associated with the IDP operating segment was 77% complete with an estimated completion time of approximately 6 months and a remaining cost to complete of approximately $33.9 million. Upon completion of the development, acquired IPRD assets will be transferred to finite-lived intangible assets and amortized over their useful lives.

During the first quarter of fiscal 2016, the Company incurred integration costs of approximately $10.4 million and restructuring costs of approximately $2.9 million (including stock-based compensation) associated with the Business Combination. During the first quarter of fiscal 2015, the Company incurred acquisition costs of $2.5 million and integration costs of $6.0 million associated with the Business Combination.

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Condensed Consolidated Statements of Income as "Other operating expense."

10.     SUBSEQUENT EVENT

On August 4, 2015, Qorvo's wholly-owned subsidiary TriQuint invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales (“Cavendish”).  In connection with this investment, TriQuint, Cavendish and certain Cavendish shareholders and option holders entered into an agreement (the “Acquisition Agreement”) under which Cavendish and certain of its shareholders and option holders granted TriQuint the exclusive option and right, but not the obligation, to acquire the entire issued capital of Cavendish on the terms and conditions in the Acquisition Agreement.  TriQuint may exercise the option at any time until the earlier of: (i) 60 days after Cavendish’s pre-production release of a specified product and (ii) June 30, 2017, unless earlier terminated in accordance with its terms.  This option period may be extended until June 30, 2018 under certain conditions, including an additional investment in Cavendish by TriQuint of up to $25.0 million.

The purchase price for Cavendish would be determined based upon a total valuation of Cavendish on a debt-free, cash-free basis, equal to $300.0 million, plus an amount equal to 4.5 times Cavendish’s annualized legacy product revenue (with a proportionate reduction to reflect TriQuint’s ownership in Cavendish at the time of purchase). The Acquisition Agreement contains customary representations, warranties, indemnities and covenants of the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire or source additional capacity, in response to customer demand;

•	the inability of one or more of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facilities, our assembly facilities and our test and tape and reel facilities;

•	variability in manufacturing yields;

•	variability in raw material costs and availability of raw materials;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions;

•	failure to realize the anticipated benefits of the Business Combination, including difficulty in integrating the businesses of RFMD and TriQuint; and

•	failure to realize the expected amount and timing of cost savings and operating synergies related to the Business Combination.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

OVERVIEW

Company

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization, (as subsequently amended on July 15, 2014, the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals ("Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's Condensed Consolidated Statements of Income for the quarter ended June 27, 2015.

For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or "us” in this report refers to RFMD and its subsidiaries prior to the closing of the Business Combination and to Qorvo and its subsidiaries after the closing of the Business Combination.

The following MD&A is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes.

We are a leading provider of core technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. We have more than 6,700 global employees dedicated to delivering solutions for everything that connects the world. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with our design, sales and manufacturing facilities located in Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the cellular radio front end section of smartphones, tablets and other mobile devices. These RF solutions are required for devices that operate under 4G, Wi-Fi and other communications standards. These solutions include various discrete RF components and module configurations, including complete RF front end modules that combine high-performance filters, power amplifiers and switches into single placement solutions.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of a broad array of RF solutions to wireless network infrastructure, defense and aerospace markets and short-range connectivity applications for commercial, consumer, industrial and automotive markets. IDP’s solutions include high power gallium arsenide ("GaAs") and gallium nitride ("GaN") components and various multichip and hybrid assemblies.

As of June 27, 2015, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. In connection with the Business Combination, in the fourth quarter of fiscal 2015 we renamed our Cellular Products Group (CPG) operating segment as MP and our Multi-Market Products Group (MPG) operating segment as IDP. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group (CSG) as an operating segment (see Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2016 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 113.0% as compared to the first quarter of fiscal 2015, primarily due to the inclusion of TriQuint revenue in the three months ended June 27, 2015 as well as increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 41.5% as compared to 45.0% for the first quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was partially offset by manufacturing and sourcing-related cost reductions.

•
Operating loss was $1.3 million for the first quarter of fiscal 2016 as compared to operating income of $46.1 million for the first quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation), which was partially offset by increased revenue and manufacturing and sourcing-related cost reductions.

•
Diluted earnings per share for the first quarter of fiscal 2016 was $0.01 as compared to $0.52 for the first quarter of fiscal 2015 after giving retroactive effect to the one-for-four reverse stock split related to the Business Combination.

•
Cash flow from operations was $141.4 million for the first quarter of fiscal 2016 as compared to $36.3 million for the first quarter of fiscal 2015. This year-over-year increase was primarily attributable to improved profitability exclusive of non-cash Business Combination expenses.

•
Capital expenditures were $89.4 million for the first quarter of fiscal 2016 as compared to $9.8 million for the first quarter of fiscal 2015. This year-over-year increase was primarily related to projects for increasing manufacturing capacity.

•	During the first quarter of fiscal 2016, we repurchased approximately 0.6 million shares of our common stock for approximately $50.0 million.

•
During the first quarter of fiscal 2016, we recorded merger-related expenses, integration costs and restructuring expenses totaling $13.3 million related to the Business Combination. We expect merger and integrated-related expenses associated with the Business Combination to decrease in future periods.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 27, 2015 and June 28, 2014 (in thousands, except percentages):

	Three Months Ended
	June 27, 2015	% of Revenue	June 28, 2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$673,641	100.0%	$316,321	100.0%	$357,320	113.0%
Cost of goods sold	394,124	58.5	174,052	55.0	220,072	126.4
Gross profit	279,517	41.5	142,269	45.0	137,248	96.5
Research and development	117,210	17.4	44,586	14.1	72,624	162.9
Marketing and selling	109,645	16.3	18,890	6.0	90,755	480.4
General and administrative	36,083	5.3	19,065	6.0	17,018	89.3
Other operating expense	17,914	2.7	13,608	4.3	4,306	31.6
Operating (loss) income	$(1,335)	(0.2)%	$46,120	14.6%	(47,455)	(102.9)

Revenue increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to the inclusion of TriQuint revenue in the three months ended June 27, 2015. The remaining increase was primarily due to increased demand for our cellular RF solutions for smartphones.

Gross margin and operating income decreased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was partially offset by manufacturing and sourcing-related cost reductions.

Operating Expenses

Research and development expenses increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to the inclusion of TriQuint research and development expenses in the three months ended June 27, 2015, and expenses resulting from new product development for mobile products.

Marketing and selling expenses increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to marketing-related intangible asset amortization resulting from the Business Combination and the inclusion of TriQuint marketing and selling expenses in the three months ended June 27, 2015.

General and administrative expenses increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, due to the inclusion of TriQuint general and administrative expenses in the three months ended June 27, 2015.

Other operating expense increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to expenses associated with the Business Combination.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	June 27, 2015	June 28, 2014	Increase	Percentage Change
Revenue	$550,886	$261,116	$289,770	111.0%
Operating income	173,742	69,616	104,126	149.6
Operating income as a % of revenue	31.5%	26.7%

The increase in MP revenue for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, was primarily due to the inclusion of TriQuint revenue in the three months ended June 27, 2015. The remaining increase is primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in MP operating income for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, was primarily due to higher revenue and improved gross margin resulting from manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	June 27, 2015	June 28, 2014	Increase	Percentage Change
Revenue	$121,785	$55,187	$66,598	120.7%
Operating income	14,073	10,871	3,202	29.5
Operating income as a % of revenue	11.6%	19.7%

Revenue increased for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014, primarily due to the inclusion of TriQuint revenue in the three months ended June 27, 2015. IDP’s revenue and operating income for the quarter ended June 27, 2015 were adversely impacted by lower global demand for wireless infrastructure products, which is currently expected to continue in the second quarter of fiscal 2016.

See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three months ended June 27, 2015 and June 28, 2014.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Interest expense	$(548)	$(474)
Interest income	392	35
Other income	4,119	384
Income tax expense	(592)	(7,418)

Other Income
During the first quarter of fiscal 2016, we sold equity securities and recognized a gain of approximately $4.0 million.

Income Taxes
Our provision for income taxes for the three months ended June 27, 2015 and June 28, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 27, 2015 and June 28, 2014.

Income tax expense was $0.6 million for the three months ended June 27, 2015, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses. Income tax expense was $7.4 million for the three months ended June 28, 2014, which was comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets as of June 27, 2015 increased by $1.4 million from the $13.8 million balance as of the end of fiscal 2015, with the change primarily arising from an increase in domestic deferred tax assets related to state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of June 27, 2015, we had working capital of approximately $1,244.5 million, including $325.6 million in cash and cash equivalents ($224.3 million was received from TriQuint in the Business Combination), compared to working capital of approximately $377.9 million at June 28, 2014, including $97.6 million in cash and cash equivalents. Working capital increased year-over-year primarily due to the Business Combination.

Our total cash, cash equivalents and short-term investments were $558.4 million as of June 27, 2015. This balance includes approximately $134.1 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On February 5, 2015, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses. Repurchases may be made at management's discretion from time to time on the open market or in privately negotiated transactions, and the program may be discontinued at any time. During the first quarter of fiscal 2016, we repurchased approximately 0.6 million shares of our common stock for approximately $50.0 million.

Cash Flows from Operating Activities
Operating activities for the three months ended June 27, 2015 generated cash of $141.4 million, compared to $36.3 million for the three months ended June 28, 2014. This year-over-year increase was primarily attributable to improved profitability exclusive of non-cash Business Combination expenses.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 27, 2015 was $75.1 million, compared to net cash used in investing activities of $29.4 million for the three months ended June 28, 2014. This change was primarily due to higher capital expenditures for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014. This increase in cash used in investing activities was partially offset by increased proceeds from maturities of available-for-sale securities for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014.

Cash Flows from Financing Activities
Net cash used in financing activities was $40.5 million for the three months ended June 27, 2015, compared to net cash used in financing activities of $81.2 million for the three months ended June 28, 2014. Net cash used in financing activities was higher during the three months ended June 28, 2014 as we paid the $87.5 million remaining principal balance of the 2014 Notes. During the three months ended June 27, 2015, we repurchased 0.6 million shares of our common stock at an average price of $83.10 on the open market.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated interest coverage ratio not to be less than 3.00 to 1.0 as of the end of any fiscal quarter. At June 27, 2015, we were in full compliance with these covenants.

Capital Commitments At June 27, 2015, we had capital commitments of approximately $87.9 million primarily related to projects for increasing manufacturing capacity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2016. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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

Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2015, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 29, 2015 through April 25, 2015	0	$0.00	0	$150 million
April 26, 2015 through May 23, 2015	0	$0.00	0	$150 million
May 24, 2015 through June 27, 2015	601,697	$83.10	601,697	$100 million
Total	601,697	$83.10	601,697	$100 million

On February 5, 2015, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses. Repurchases may be made at management’s discretion from time to time on the open market or in privately negotiated transactions, and the program may be discontinued at any time. The repurchase program does not have an expiration date. Pursuant to this authorization, during the first quarter of fiscal 2016 we repurchased 601,697 shares of our common stock at an average price per share of $83.10 for a total cost of approximately $50.0 million. At June 27, 2015, approximately $100.0 million remains available for future repurchases under this authorization.

ITEM 6. EXHIBITS.

10.1
Credit Agreement, dated as of April 7, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 9, 2015).

10.2
First Amendment to Credit Agreement, dated as of June 5, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2015).

10.3	Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.4	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.5	Form of Restricted Stock Unit Agreement (Performance-Based and Service Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.6	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.7	Form of Restricted Stock Unit Award Agreement pursuant to the Qorvo, Inc. 2013 Incentive Plan.*

10.8	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 27, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three months ended June 27, 2015 and June 28, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 27, 2015 and June 28, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2015 and June 28, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 5, 2015	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer, Secretary and
Principal Accounting Officer

EXHIBIT INDEX

10.1
Credit Agreement, dated as of April 7, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 9, 2015).

10.2
First Amendment to Credit Agreement, dated as of June 5, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2015).

10.3	Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.4	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.5	Form of Restricted Stock Unit Agreement (Performance-Based and Service Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.6	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan.*

10.7	Form of Restricted Stock Unit Award Agreement pursuant to the Qorvo, Inc. 2013 Incentive Plan.*

10.8	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 27, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three months ended June 27, 2015 and June 28, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 27, 2015 and June 28, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2015 and June 28, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

*Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.