Form 10-Q
period 2015-10-03
Qorvo, Inc.
filed 2015-11-12
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2015, there were 141,341,120 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 3, 2015	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$169,597	$299,814
Short-term investments (Note 6)	25,960	244,830
Accounts receivable, less allowance of $162 and $539 as of October 3, 2015 and March 28, 2015, respectively	438,266	353,830
Inventories (Note 3)	393,760	346,900
Prepaid expenses	55,550	52,169
Other receivables	27,245	25,816
Other current assets	22,532	26,538
Deferred tax assets (Note 5)	143,072	150,208
Total current assets	1,275,982	1,500,105
Property and equipment, net of accumulated depreciation of $682,261 at October 3, 2015 and $609,576 at March 28, 2015	972,328	883,371
Goodwill	2,135,697	2,140,586
Intangible assets, net of accumulated amortization of $520,548 at October 3, 2015 and $268,926 at March 28, 2015	2,055,228	2,307,229
Long-term investments (Note 6)	28,761	4,083
Other non-current assets	64,101	57,005
Total assets	$6,532,097	$6,892,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204,857	$182,468
Accrued liabilities	147,326	131,871
Other current liabilities	3,291	10,971
Total current liabilities	355,474	325,310
Deferred tax liabilities (Note 5)	303,183	310,189
Long-term debt (Note 4)	75,000	—
Other long-term liabilities	86,342	83,720
Total liabilities	819,999	719,219
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 405,000 shares authorized; 140,976 and 149,059 shares issued and outstanding at October 3, 2015 and March 28, 2015, respectively	6,117,858	6,584,247
Accumulated other comprehensive loss, net of tax	(1,281)	(124)
Accumulated deficit	(404,479)	(410,963)
Total stockholders’ equity	5,712,098	6,173,160
Total liabilities and stockholders’ equity	$6,532,097	$6,892,379
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenue	$708,335	$362,667	$1,381,976	$678,988
Cost of goods sold	423,487	195,216	817,611	369,268
Gross profit	284,848	167,451	564,365	309,720
Operating expenses:
Research and development	118,293	48,567	235,503	93,153
Marketing and selling	105,925	19,179	215,570	38,069
General and administrative	29,069	17,754	65,152	36,819
Other operating expense (Note 10)	13,522	6,695	31,436	20,303
Total operating expenses	266,809	92,195	547,661	188,344
Income from operations	18,039	75,256	16,704	121,376
Interest expense	(660)	(195)	(1,208)	(669)
Interest income	472	40	864	75
Other income, net	381	137	4,500	521

Income before income taxes	18,232	75,238	20,860	121,303

Income tax expense (Note 5)	(13,784)	(11,927)	(14,376)	(19,345)
Net income	$4,448	$63,311	$6,484	$101,958

Net income per share (Note 2):
Basic	$0.03	$0.88	$0.04	$1.42
Diluted	$0.03	$0.85	$0.04	$1.38

Weighted average shares of common stock outstanding (Note 2):
Basic	146,053	72,211	147,627	71,888
Diluted	150,783	74,134	152,562	73,897

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$4,448	$63,311	$6,484	$101,958
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	(105)	3,139	707	3,138
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(97)	(141)	25	(107)
Reclassification adjustments, net of tax:
Realized gain on sale of marketable securities	(30)	—	(1,958)	—
Amortization of pension actuarial loss	34	7	69	14
Other comprehensive (loss) income	(198)	3,005	(1,157)	3,045
Total comprehensive income	$4,250	$66,316	$5,327	$105,003
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$6,484	$101,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,807	24,074
Amortization and other non-cash items	250,940	14,163
Excess tax benefit from exercises of stock options	—	(2,681)
Deferred income taxes	2,388	7,734
Foreign currency adjustments	427	(462)
Loss on assets and other, net	872	1,617
Realized gain on sale of marketable securities	(4,004)	—
Stock-based compensation expense	83,900	18,712
Changes in operating assets and liabilities:
Accounts receivable, net	(84,496)	(80,583)
Inventories	(51,803)	(33,674)
Prepaid expense and other current and non-current assets	(5,469)	(11,155)
Accounts payable and accrued liabilities	31,599	43,634
Income tax payable/recoverable	(585)	18,082
Other liabilities	(8,833)	(6,458)
Net cash provided by operating activities	310,227	94,961
Investing activities:
Purchase of property and equipment	(169,686)	(29,073)
Proceeds from sale of property and equipment	255	7,365
Purchase of securities available-for-sale	(175,104)	(183,109)
Proceeds from maturities of securities available-for-sale	370,067	131,432
Net cash provided by (used in) investing activities	25,532	(73,385)
Financing activities:
Proceeds from debt	125,000	—
Payment of debt	(50,000)	(87,503)
Debt issuance cost	(1,339)	—
Excess tax benefit from exercises of stock options	—	2,681
Proceeds from the issuance of common stock	29,708	16,459
Repurchase of common stock, including transaction costs	(549,940)	—
Tax withholding paid on behalf of employees for restricted stock units	(19,430)	(14,402)
Restricted cash associated with financing activities	106	109
Other financing	(23)	(34)
Net cash used in financing activities	(465,918)	(82,690)

Effect of exchange rate changes on cash	(58)	(109)
Net decrease in cash and cash equivalents	(130,217)	(61,223)
Cash and cash equivalents at the beginning of the period	299,814	171,898
Cash and cash equivalents at the end of the period	$169,597	$110,675
Non-cash investing information:
Capital expenditure adjustments included in liabilities	$5,217	$14,559
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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2016 is a 53-week fiscal year and as a result the second fiscal quarter ended October 3, 2015 included 14 weeks compared to 13 weeks for the second fiscal quarter ended September 27, 2014 and the six months ended October 3, 2015 included 27 weeks compared to 26 weeks for the six months ended September 27, 2014.

2. NET INCOME PER SHARE

Pursuant to the terms of the Merger Agreement, effective January 1, 2015, the Company effected a one-for-four reverse stock split of the Company's issued and outstanding shares of common stock. All share and per share information contained in the accompanying Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and MD&A have been retroactively adjusted to reflect the reverse stock split for all periods presented.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$4,448	$63,311	$6,484	$101,958
Denominator:
Denominator for basic net income per share — weighted average shares	146,053	72,211	147,627	71,888
Effect of dilutive securities:
Stock-based awards	4,730	1,923	4,935	2,009
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	150,783	74,134	152,562	73,897
Basic net income per share	$0.03	$0.88	$0.04	$1.42
Diluted net income per share	$0.03	$0.85	$0.04	$1.38

In the computation of diluted net income per share for the three and six months ended October 3, 2015, outstanding stock options to purchase approximately 0.2 million shares and 0.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended September 27, 2014, outstanding stock options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share for the three and six months ended September 27, 2014 does not assume the conversion of the Company’s previously issued $175 million initial aggregate principal amount of 1.00% convertible subordinated notes due 2014 (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	October 3, 2015	March 28, 2015
Raw materials	$89,659	$71,863
Work in process	203,309	137,306
Finished goods	100,792	137,731
Total inventories	$393,760	$346,900

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. DEBT

Credit Agreement
On April 7, 2015, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. As of October 3, 2015, the Company has an outstanding balance of $75.0 million under the Credit Agreement.

At the Company’s option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.50% per annum to 2.00% per annum. The Applicable Rate for Base Rate loans ranges from 0.50% per annum to 1.00% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated interest coverage ratio of not less than 3.00 to 1.0 as of the end of any fiscal quarter.

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

Convertible Debt
In April 2007, the Company issued the 2014 Notes, which became due on April 15, 2014. The remaining principal balance of $87.5 million plus interest of $0.4 million was paid at maturity with cash on hand.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended October 3, 2015 and September 27, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended October 3, 2015 and September 27, 2014.

The Company’s income tax expense was $13.8 million and $14.4 million for the three and six months ended October 3, 2015, respectively, and the Company's income tax expense was $11.9 million and $19.3 million for the three and six months ended September 27, 2014, respectively. The Company’s effective tax rate was 75.7% and 69.0% for the three and six months ended October 3, 2015, respectively, and 15.9% for both the three and six months ended September 27, 2014. The Company's effective tax rate for both the second quarter of fiscal 2016 and the second quarter of fiscal 2015 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deferred tax assets and liabilities primarily related to changes in state tax laws, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, changes in uncertain tax position exposure, and the domestic production activity deduction.

Deferred Taxes
The valuation allowance against net deferred tax assets increased in the second quarter of fiscal 2016 by $2.4 million from the $13.8 million balance as of the end of fiscal 2015, primarily due to an increase in domestic deferred tax assets related to domestic state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that expire in fiscal years 2016 to 2035 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $59.4 million as of the end of fiscal 2015 to $63.1 million as of the end of the second quarter of fiscal 2016, due to a $4.4 million increase related to tax positions taken with respect to the current fiscal year and a $0.7 million decrease related to tax positions taken with respect to prior fiscal years.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of October 3, 2015 and March 28, 2015 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
October 3, 2015
U.S. government/agency securities	$21,573	$20	$—	$21,593
Auction rate securities	2,150	—	(364)	1,786
Marketable equity securities	856	3,511	—	4,367
Money market funds	168	—	—	168
	$24,747	$3,531	$(364)	$27,914
March 28, 2015
U.S. government/agency securities	$197,516	$8	$(17)	$197,507
Auction rate securities	2,150	—	(400)	1,750
Corporate debt	43,164	—	(17)	43,147
Marketable equity securities	1,594	6,581	—	8,175
Money market funds	48,961	—	—	48,961
	$293,385	$6,589	$(434)	$299,540

The estimated fair value of available-for-sale securities was based on the prevailing market values on October 3, 2015 and March 28, 2015. Determination of the cost for sold investments is based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three months ended October 3, 2015 were insignificant. There were $4.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the six months ended October 3, 2015. There were no gross realized gains and losses recognized on available-for-sale securities for the three and six months ended September 27, 2014.

The aggregate amount of available-for-sale securities in an unrealized loss position for fewer than 12 months as of October 3, 2015 was $1.8 million, with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

unrealized loss position for fewer than 12 months as of March 28, 2015 was $112.9 million, with $0.4 million in unrealized losses. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of October 3, 2015 or as of March 28, 2015.

The amortized cost of available-for-sale investments with contractual maturities is as follows (in thousands):

	October 3, 2015		March 28, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$21,741	$21,761	$289,641	$289,615
Due after ten years	2,150	1,786	2,150	1,750
Total investments in debt securities	$23,891	$23,547	$291,791	$291,365

Other Investments
As previously disclosed, on August 4, 2015, Qorvo's wholly-owned subsidiary, TriQuint, invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment was accounted for as a cost method investment and classified in "Long-term investments" on the Company's Condensed Consolidated Balance Sheet as of October 3, 2015. No impairment was recognized on the Company's cost-method investment during the second quarter of fiscal 2016.

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, auction rate securities (ARS), marketable equity securities, and money market funds. Marketable securities are reported at fair value in "Cash and cash equivalents", "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in "Accumulated other comprehensive income (loss)", a component of "Stockholders’ equity", net of tax.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of October 3, 2015 and March 28, 2015 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
October 3, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$21,593	$21,593	$—
Auction rate securities (1)	1,786	—	1,786
Marketable equity securities	4,367	4,367	—
Money market funds	168	168	—
Total available-for-sale securities	27,914	26,128	1,786
Invested funds in deferred compensation plan (3)	4,929	4,929	—
Total assets measured at fair value:	$32,843	$31,057	$1,786
Liabilities:
Invested funds in deferred compensation plan (3)	4,929	4,929	—
Total liabilities measured at fair value:	$4,929	$4,929	$—

March 28, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$197,507	$197,507	$—
Auction rate securities (1)	1,750	—	1,750
Corporate debt (2)	43,147	—	43,147
Marketable equity securities	8,175	8,175	—
Money market funds	48,961	48,961	—
Total available-for-sale securities	299,540	254,643	44,897
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total assets measured at fair value:	$308,154	$263,257	$44,897
Liabilities:
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total liabilities measured at fair value:	$8,614	$8,614	$—

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.
(2) Corporate debt includes corporate bonds and commercial paper that are valued using observable market prices for identical securities that are traded in less active markets.
(3) The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the assets deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Condensed Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Condensed Consolidated Balance Sheets.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. SHARE REPURCHASES

On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, the Company announced the completion of this $200.0 million share repurchase program having repurchased approximately 2.4 million shares of the Company's common stock for approximately $150.0 million during fiscal 2016. On August 11, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, the Company announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares of common stock for approximately $400.0 million during the three months ended October 3, 2015.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Entities that measure their inventory other than the last-in, last-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary cost of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. The new authoritative guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted and implementation will be applied on a prospective basis. The Company will adopt the provisions of ASU 2015-11 in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt liability's carrying value, which is consistent with the presentation of debt discounts. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"), which clarifies ASU 2015-03 by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the provisions of ASU 2015-15 and continued to present its debt issuance costs related to its revolving credit facility as an asset and is amortizing these costs ratably over the term of its revolving credit arrangement.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of October 3, 2015 are Mobile Products (MP) and Infrastructure and Defense Products (IDP). In the fourth quarter of fiscal 2015, the Company renamed its reportable segments from Cellular Products Group to MP, and Multi-Market Products Group to IDP, as a result of the Business Combination. Additionally, the chief operating decision maker (CODM) elected to discontinue reporting Compound Semiconductor Group as an operating segment.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of October 3, 2015, MP and IDP are separate reportable segments based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's CODM, and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, acquisition and integration-related costs, intellectual property rights (IPR) litigation costs, restructuring and disposal costs, start-up costs, gain (loss) on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenue:
MP	$578,160	$298,461	$1,129,047	$559,577
IDP	129,205	63,517	250,989	118,704
All other	970	689	1,940	707
Total net revenue	$708,335	$362,667	$1,381,976	$678,988
Income (loss) from operations:
MP	$171,974	$86,725	$345,717	$156,341
IDP	22,850	15,198	36,922	26,069
All other	(176,785)	(26,667)	(365,935)	(61,034)
Income from operations	18,039	75,256	16,704	121,376
Interest expense	(660)	(195)	(1,208)	(669)
Interest income	472	40	864	75
Other income, net	381	137	4,500	521
Income before income taxes	$18,232	$75,238	$20,860	$121,303

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Reconciliation of “All other” category:
Stock-based compensation expense	$(35,729)	$(9,543)	$(83,900)	$(18,712)
Amortization of intangible assets	(128,028)	(6,801)	(251,230)	(13,767)
Acquisition and integration related costs	(5,589)	(5,461)	(16,003)	(13,914)
Restructuring and disposal costs	(2,403)	(262)	(3,830)	(1,577)
IPR litigation costs	(192)	(1,992)	(340)	(8,006)
Start-up costs	(3,496)	(211)	(7,206)	(325)
Other expenses (including gain (loss) on assets and other miscellaneous corporate overhead)	(1,348)	(2,397)	(3,426)	(4,733)
Loss from operations for “All other”	$(176,785)	$(26,667)	$(365,935)	$(61,034)

10. BUSINESS ACQUISITION

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

The Business Combination resulted in the recognition of $470.0 million of in-process research and development (IPRD) of which $350.0 million relates to the MP operating segment and $120.0 million relates to the IDP operating segment. The IPRD encompasses a broad technology portfolio of product innovations in RF applications for MP and IDP. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and surface acoustic wave (SAW) and bulk acoustic wave (BAW) structures for filter applications. Included in IPRD are continuous improvements in the process for design and manufacturing as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. As of October 3, 2015, the IPRD projects for the MP operating segment are between 40% to 90% complete with estimated completion dates through the end of fiscal 2017. As of October 3, 2015, the IPRD projects associated with the IDP operating segment are between 60% to 95% complete with estimated completion dates through the end of fiscal 2017. Remaining costs to complete the IPRD projects for the MP operating segment and the IDP operating segment are approximately $15.0 million to $25.0 million and $5.0 million to $15.0 million, respectively. Upon completion of the development, acquired IPRD assets will be transferred to finite-lived intangible assets and amortized over their useful lives.

The remaining IPRD asset is classified as an indefinite lived intangible asset that is not currently subject to amortization but is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The IPRD asset will be subject to amortization upon completion of its respective research project and at the start of commercialization. The fair value assigned to the IPRD asset was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If the IPRD project is abandoned, the acquired technology attributable to the project will be expensed in the Condensed Consolidated Statements of Operations.

During the three and six months ended October 3, 2015, the Company incurred approximately $5.6 million and $16.0 million, respectively, of integration costs (including stock-based compensation) and approximately $3.4 million and $6.3 million, respectively, of restructuring costs (including stock-based compensation) associated with the Business Combination (primarily related to employee termination benefits). During the three and six months ended September 27, 2014, the Company incurred approximately $1.3 million and $3.8 million, respectively, of acquisition costs and approximately $6.1 million and $12.1 million, respectively, of integration costs associated with the Business Combination.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Condensed Consolidated Statements of Income as "Other operating expense."

11. SUBSEQUENT EVENTS

On November 5, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $1.0 billion of the Company’s outstanding common stock through November 4, 2016.

Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice.

On November 6, 2015, the Company announced that it proposes to offer, subject to market conditions and other factors, $1.0 billion aggregate principal amount of senior notes due 2023 and 2025 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company expects to use the net proceeds of the offering for general corporate purposes, including share repurchases and repayment of any amounts outstanding under its revolving credit facility. The Notes will be senior unsecured obligations of the Company and will be guaranteed, jointly and severally, by each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under its existing revolving credit facility.

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

OVERVIEW

Company

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization, (as subsequently amended on July 15, 2014, the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals ("Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's Condensed Consolidated Statements of Income for the three and six months ended October 3, 2015.

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

We are a leading provider of core technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. We have more than 7,000 global employees dedicated to delivering solutions for everything that connects the world. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide, with design, sales and manufacturing facilities located in Asia, Europe and North America.

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

As of October 3, 2015, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. In connection with the Business Combination, in the fourth quarter of fiscal 2015 we renamed our Cellular Products Group operating segment as MP and our Multi-Market Products Group operating segment as IDP. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group as an operating segment (see Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

SECOND QUARTER FISCAL 2016 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 95.3% as compared to the second quarter of fiscal 2015, primarily due to the inclusion of TriQuint revenue in the three months ended October 3, 2015 as well as increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 40.2% as compared to 46.2% for the second quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was partially offset by manufacturing and sourcing-related cost reductions.

•
Operating income was $18.0 million for the second quarter of fiscal 2016 as compared to operating income of $75.3 million for the second quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation), which was partially offset by increased revenue and manufacturing and sourcing-related cost reductions.

•
Diluted earnings per share for the second quarter of fiscal 2016 was $0.03 as compared to $0.85 for the second quarter of fiscal 2015 after giving retroactive effect to the one-for-four reverse stock split related to the Business Combination.

•
Cash flow from operations was $168.8 million for the second quarter of fiscal 2016 as compared to $58.7 million for the second quarter of fiscal 2015. This year-over-year increase was primarily attributable to improved profitability exclusive of non-cash Business Combination expenses.

•
Capital expenditures were $80.3 million for the second quarter of fiscal 2016 as compared to $19.3 million for the second quarter of fiscal 2015. This year-over-year increase was primarily related to projects for increasing manufacturing capacity.

•	During the second quarter of fiscal 2016, we repurchased approximately 9.1 million shares of our common stock for approximately $500.0 million.

•
During the second quarter of fiscal 2016, we recorded merger-related expenses, integration costs and restructuring expenses totaling $9.0 million related to the Business Combination. We expect merger and integrated-related expenses associated with the Business Combination to decrease in future periods.

RESULTS OF OPERATIONS

Consolidated

The following tables presents a summary of our results of operations for the three and six months ended October 3, 2015 and September 27, 2014 (in thousands, except percentages):

	Three Months Ended
	October 3, 2015	% of Revenue	September 27, 2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$708,335	100.0%	$362,667	100.0%	$345,668	95.3%
Cost of goods sold	423,487	59.8	195,216	53.8	228,271	116.9
Gross profit	284,848	40.2	167,451	46.2	117,397	70.1
Research and development	118,293	16.7	48,567	13.4	69,726	143.6
Marketing and selling	105,925	15.0	19,179	5.3	86,746	452.3
General and administrative	29,069	4.1	17,754	4.9	11,315	63.7
Other operating expense	13,522	1.9	6,695	1.8	6,827	102.0
Operating income	$18,039	2.5%	$75,256	20.8%	(57,217)	(76.0)

	Six Months Ended
	October 3, 2015	% of Revenue	September 27, 2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,381,976	100.0%	$678,988	100.0%	$702,988	103.5%
Cost of goods sold	817,611	59.2	369,268	54.4	448,343	121.4
Gross profit	564,365	40.8	309,720	45.6	254,645	82.2
Research and development	235,503	17.0	93,153	13.7	142,350	152.8
Marketing and selling	215,570	15.6	38,069	5.6	177,501	466.3
General and administrative	65,152	4.7	36,819	5.4	28,333	77.0
Other operating expense	31,436	2.3	20,303	3.0	11,133	54.8
Operating income	$16,704	1.2%	$121,376	17.9%	(104,672)	(86.2)

Revenue increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to the inclusion of TriQuint revenue in the three and six months ended October 3, 2015. The remaining increase was primarily due to increased demand for our cellular RF solutions for smartphones.

Gross margin and operating income decreased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was partially offset by manufacturing and sourcing-related cost reductions.

Operating Expenses

Research and development expenses increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to the inclusion of TriQuint research and development expenses in the three and six months ended October 3, 2015, and expenses resulting from new product development for mobile products.

Marketing and selling expenses increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to marketing-related intangible asset amortization resulting from the Business Combination and the inclusion of TriQuint marketing and selling expenses in the three and six months ended October 3, 2015.

General and administrative expenses increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, due to the inclusion of TriQuint general and administrative expenses in the three and six months ended October 3, 2015.

Other operating expense increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to expenses associated with the Business Combination.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Increase	Percentage Change
Revenue	$578,160	$298,461	$279,699	93.7%
Operating income	171,974	86,725	85,249	98.3
Operating income as a % of revenue	29.7%	29.1%

	Six Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Increase	Percentage Change
Revenue	$1,129,047	$559,577	$569,470	101.8%
Operating income	345,717	156,341	189,376	121.1
Operating income as a % of revenue	30.6%	27.9%

The increase in MP revenue for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, was primarily due to the inclusion of TriQuint revenue in the three and six months ended October 3, 2015. The remaining increase is primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in MP operating income for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, was primarily due to higher revenue and improved gross margin resulting from manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Increase	Percentage Change
Revenue	$129,205	$63,517	$65,688	103.4%
Operating income	22,850	15,198	7,652	50.3
Operating income as a % of revenue	17.7%	23.9%

	Six Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Increase	Percentage Change
Revenue	$250,989	$118,704	$132,285	111.4%
Operating income	36,922	26,069	10,853	41.6
Operating income as a % of revenue	14.7%	22.0%

Revenue increased for the three and six months ended October 3, 2015 as compared to the three and six months ended September 27, 2014, primarily due to the inclusion of TriQuint revenue in the three and six months ended October 3, 2015. IDP’s revenue and operating income for the three and six months ended October 3, 2015 were adversely impacted by lower global demand for wireless infrastructure products, which is currently expected to improve gradually beginning in the third quarter of fiscal 2016.

See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and six months ended October 3, 2015 and September 27, 2014.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest expense	$(660)	$(195)	$(1,208)	$(669)
Interest income	472	40	864	75
Other income	381	137	4,500	521
Income tax expense	(13,784)	(11,927)	(14,376)	(19,345)

Other Income
During the first quarter of fiscal 2016, we sold equity securities and recognized a gain of approximately $4.0 million.

Income Taxes
Our provision for income taxes for the three and six months ended October 3, 2015 and September 27, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended October 3, 2015 and September 27, 2014.

Income tax expense was $13.8 million and $14.4 million for the three and six months ended October 3, 2015, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses. Income tax expense was $11.9 million and $19.3 million for the three and six months ended September 27, 2014, which was comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets as of October 3, 2015 increased by $2.4 million from the $13.8 million balance as of the end of fiscal 2015, with the change primarily arising from an increase in domestic deferred tax assets related to state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of October 3, 2015, we had working capital of approximately $920.5 million, including $169.6 million in cash and cash equivalents ($224.3 million was received from TriQuint in the Business Combination), compared to working capital of approximately $453.7 million at September 27, 2014, including $110.7 million in cash and cash equivalents. Working capital increased year-over-year primarily due to the Business Combination.

Our total cash, cash equivalents and short-term investments were $195.6 million as of October 3, 2015. This balance includes approximately $86.9 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Stock Repurchases
On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, the Company announced the completion of this $200.0 million share repurchase program having repurchased approximately 2.4 million shares of the Company's common stock for approximately $150.0 million during fiscal 2016. On August 11, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, the Company announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares of common stock for approximately $400.0 million during the three months ended October 3, 2015. These repurchases were partially funded through our revolving credit facility.

On November 5, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $1.0 billion of the Company’s outstanding common stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice.

Cash Flows from Operating Activities
Operating activities for the six months ended October 3, 2015 generated cash of $310.2 million, compared to $95.0 million for the six months ended September 27, 2014. This year-over-year increase was primarily attributable to improved profitability exclusive of non-cash Business Combination expenses.

Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended October 3, 2015 was $25.5 million, compared to net cash used in investing activities of $73.4 million for the six months ended September 27, 2014. This change was primarily due to increased proceeds from maturities of available-for-sale securities for the six months ended October 3, 2015 as compared to the six months ended September 27, 2014, which was partially offset by higher capital expenditures for the six months ended October 3, 2015 as compared to the six months ended September 27, 2014.

Cash Flows from Financing Activities
Net cash used in financing activities was $465.9 million for the six months ended October 3, 2015, compared to $82.7 million for the six months ended September 27, 2014. Net cash used in financing activities was higher during the six months ended October 3, 2015 as we repurchased approximately 9.7 million shares of our common stock at an average price of $56.81 on the open market. In addition, during the three months ended October 3, 2015, the Company borrowed $125.0 million and made payments of $50.0 million under its Credit Agreement, while during the six months ended September 27, 2014, the remaining principal balance of $87.5 million plus interest of $0.4 million was paid.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. As of October 3, 2015, $75.0 million was outstanding under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.5 to 1.0 as of the end of any fiscal quarter and a consolidated interest coverage ratio not to be less than 3.0 to 1.0 as of the end of any fiscal quarter. At October 3, 2015, we were in full compliance with these covenants.

Proposed Notes Offering On November 6, 2015, the Company announced that it proposes to offer, subject to market conditions and other factors, $1.0 billion aggregate principal amount of senior notes due 2023 and 2025 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company expects to use the net proceeds of the offering for general corporate purposes, including share repurchases and repayment of any amounts outstanding under its revolving credit facility. The Notes will be senior unsecured obligations of the Company and will be guaranteed, jointly and severally, by each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations under its existing revolving credit facility.
The Notes will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Capital Commitments At October 3, 2015, we had capital commitments of approximately $56.2 million primarily related to projects for increasing manufacturing capacity. In November 2015, our Board of Directors authorized up to an additional $128.0 million in capital expenditures in the current fiscal year to fund various manufacturing-related projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2016. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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

Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 28, 2015 through August 1, 2015	—	—	—	$100.0 million
August 2, 2015 through August 29, 2015	5,025	$55.31	5,025	$222.0 million
August 30, 2015 through October 3, 2015	4,051	$54.77	4,051	—
Total	9,076	$55.07	9,076	—

On February 5, 2015, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, we announced completion of this share repurchase program and also announced that our Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of our outstanding common stock. This repurchase program did not have an expiration date. As of October 3, 2015, we completed this $400.0 million share repurchase program.

Subsequent to the quarter end, on November 5, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $1.0 billion of the Company’s outstanding common stock through November 4, 2016 (see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information).

ITEM 6. EXHIBITS.

2.1	Contingent Acquisition Implementation Deed by and among TriQuint Semiconductor, Inc., Cavendish Kinetics Limited and Certain Cavendish Shareholders, dated as of August 4, 2015 *+

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 3, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 3, 2015 and September 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 3, 2015 and September 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 3, 2015 and September 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

*    Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+    Schedules and certain exhibits to the Contingent Acquisition Implementation Deed have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Qorvo hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 12, 2015	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer

EXHIBIT INDEX

2.1	Contingent Acquisition Implementation Deed by and among TriQuint Semiconductor, Inc., Cavendish Kinetics Limited and Certain Cavendish Shareholders, dated as of August 4, 2015 *+

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 3, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 3, 2015 and September 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 3, 2015 and September 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 3, 2015 and September 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

*    Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+    Schedules and certain exhibits to the Contingent Acquisition Implementation Deed have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Qorvo hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.