Form 10-Q
period 2016-01-02
Qorvo, Inc.
filed 2016-02-10
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 29, 2016, there were 137,104,675 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	January 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$851,597	$299,814
Short-term investments (Note 6)	173,569	244,830
Accounts receivable, less allowance of $609 and $539 as of January 2, 2016 and March 28, 2015, respectively	296,592	353,830
Inventories (Note 3)	406,692	346,900
Prepaid expenses	59,437	52,169
Other receivables	31,003	25,816
Other current assets	24,827	26,538
Deferred tax assets (Notes 5 and 8)	—	150,208
Total current assets	1,843,717	1,500,105
Property and equipment, net of accumulated depreciation of $719,382 at January 2, 2016 and $609,576 at March 28, 2015	1,012,836	883,371
Goodwill	2,135,697	2,140,586
Intangible assets, net of accumulated amortization of $627,715 at January 2, 2016 and $268,926 at March 28, 2015	1,927,366	2,307,229
Long-term investments (Note 6)	29,287	4,083
Other non-current assets	62,207	57,005
Total assets	$7,011,110	$6,892,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,521	$182,468
Accrued liabilities	111,449	131,871
Other current liabilities	715	10,971
Total current liabilities	300,685	325,310
Deferred tax liabilities (Notes 5 and 8),	143,103	310,189
Long-term debt, net of unamortized issuance costs (Note 4)	987,888	—
Other long-term liabilities	85,362	83,720
Total liabilities	1,517,038	719,219
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 405,000 shares authorized; 137,051 and 149,059 shares issued and outstanding at January 2, 2016 and March 28, 2015, respectively	5,911,031	6,584,247
Accumulated other comprehensive loss, net of tax	(1,353)	(124)
Accumulated deficit	(415,606)	(410,963)
Total stockholders’ equity	5,494,072	6,173,160
Total liabilities and stockholders’ equity	$7,011,110	$6,892,379
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Revenue	$620,681	$397,086	$2,002,657	$1,076,074
Cost of goods sold	389,693	206,384	1,207,304	575,652
Gross profit	230,988	190,702	795,353	500,422
Operating expenses:
Research and development	105,992	48,865	341,495	142,018
Marketing and selling	101,890	17,939	317,460	56,008
General and administrative	24,404	12,026	89,556	48,845
Other operating expense (Note 10)	11,915	8,237	43,351	28,540
Total operating expenses	244,201	87,067	791,862	275,411
(Loss) income from operations	(13,213)	103,635	3,491	225,011
Interest expense	(7,668)	(197)	(8,876)	(866)
Interest income	519	188	1,383	263
Other (expense) income, net	(639)	(195)	3,861	326

(Loss) income before income taxes	(21,001)	103,431	(141)	224,734

Income tax benefit (expense) (Note 5)	9,874	(15,568)	(4,502)	(34,913)
Net (loss) income	$(11,127)	$87,863	$(4,643)	$189,821

Net (loss) income per share (Note 2):
Basic	$(0.08)	$1.21	$(0.03)	$2.63
Diluted	$(0.08)	$1.18	$(0.03)	$2.56

Weighted average shares of common stock outstanding (Note 2):
Basic	139,343	72,723	144,936	72,167
Diluted	139,343	74,454	144,936	74,083

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net (loss) income	$(11,127)	$87,863	$(4,643)	$189,821
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(5)	(302)	702	2,836
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(84)	(142)	(59)	(249)
Reclassification adjustments, net of tax:
Realized gain on sale of marketable securities	(17)	—	(1,975)	—
Amortization of pension actuarial loss	34	7	103	21
Other comprehensive (loss) income	(72)	(437)	(1,229)	2,608
Total comprehensive (loss) income	$(11,199)	$87,426	$(5,872)	$192,429
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 2, 2016	December 27, 2014
Cash flows from operating activities:
Net (loss) income	$(4,643)	$189,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	137,329	37,024
Amortization and other non-cash items	379,587	19,727
Excess tax benefit from exercises of stock options	(339)	(4,640)
Deferred income taxes	(19,053)	8,745
Foreign currency adjustments	586	(596)
Loss on assets and other, net	367	1,561
Realized gain on sale of marketable securities	(3,992)	(199)
Stock-based compensation expense	114,208	22,831
Changes in operating assets and liabilities:
Accounts receivable, net	56,867	(77,840)
Inventories	(64,997)	(44,663)
Prepaid expense and other current and non-current assets	(8,628)	(43,484)
Accounts payable and accrued liabilities	(37,679)	48,602
Income tax payable/recoverable	(5,435)	15,852
Other liabilities	(15,945)	(5,642)
Net cash provided by operating activities	528,233	167,099
Investing activities:
Purchase of property and equipment	(231,154)	(49,830)
Sale of business	—	1,500
Purchase of intangibles	—	(1,100)
Proceeds from sale of property and equipment	668	7,371
Purchase of securities available-for-sale	(343,466)	(272,578)
Proceeds from maturities of securities available-for-sale	391,522	172,431
Net cash used in investing activities	(182,430)	(142,206)
Financing activities:
Proceeds from debt	1,125,000	—
Payment of debt	(125,000)	(87,503)
Debt issuance costs	(12,890)	(6)
Excess tax benefit from exercises of stock options	339	4,640
Proceeds from the issuance of common stock	40,474	19,339
Repurchase of common stock, including transaction costs	(800,009)	—
Tax withholding paid on behalf of employees for restricted stock units	(21,303)	(15,196)
Restricted cash associated with financing activities	115	288
Other financing	(28)	(52)
Net cash provided by (used in) financing activities	206,698	(78,490)

Effect of exchange rate changes on cash	(718)	(208)
Net increase (decrease) in cash and cash equivalents	551,783	(53,805)
Cash and cash equivalents at the beginning of the period	299,814	171,898
Cash and cash equivalents at the end of the period	$851,597	$118,093
Non-cash investing information:
Capital expenditure adjustments included in liabilities	$32,683	$28,441
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

2. NET (LOSS) INCOME PER SHARE

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(11,127)	$87,863	$(4,643)	$189,821
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	139,343	72,723	144,936	72,167
Effect of dilutive securities:
Stock-based awards	—	1,731	—	1,916
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	139,343	74,454	144,936	74,083
Basic net (loss) income per share	$(0.08)	$1.21	$(0.03)	$2.63
Diluted net (loss) income per share	$(0.08)	$1.18	$(0.03)	$2.56

In the computation of diluted net loss per share for the three and nine months ended January 2, 2016, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three months ended December 27, 2014, no potential shares were excluded from the calculation. In the computation of diluted net income per share for the nine months ended December 27, 2014, outstanding stock options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share for the three and nine months ended December 27, 2014 does not assume the conversion of the Company’s previously issued $175 million initial aggregate principal amount of 1.00% convertible subordinated notes due 2014 (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	January 2, 2016	March 28, 2015
Raw materials	$89,131	$71,863
Work in process	189,912	137,306
Finished goods	127,649	137,731
Total inventories	$406,692	$346,900

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. DEBT

Debt balances at January 2, 2016 and March 28, 2015 are as follows (in thousands):

	January 2, 2016	March 28, 2015
6.75% Senior Notes due 2023	$450,000	$—
7.00% Senior Notes due 2025	550,000	—
Less unamortized issuance costs	(12,112)	—
Total long-term debt	$987,888	$—

Senior Notes
On November 19, 2015, the Company completed an offering of $450 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The carrying value of issuance costs related to the Notes is $12.1 million as of January 2, 2016, and is presented on the Condensed Consolidated Balance Sheet as a direct deduction of the carrying value of the Notes.

The Notes were issued pursuant to an indenture, dated as of November 19, 2015 (the “Indenture”), by and among the Company, the Company’s domestic subsidiaries that guarantee the Company’s obligations under its revolving credit facility, as guarantors (the “Guarantors”), and MUFG Union Bank, N.A., as trustee. The Company has used and intends to continue to use the net proceeds of the offering of the Notes for general corporate purposes, including share repurchases and merger and acquisition activity.

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2016.

At any time prior to December 1, 2018, the Company may redeem all or part of the 2023 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 106.75%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2018, the Company may redeem the 2023 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.00%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

The Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Registration Rights Agreement
In connection with the offering of the Notes, the Company entered into a Registration Rights Agreement, dated as of November 19, 2015 (the “Registration Rights Agreement”), with the Guarantors party thereto, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Notes (the “Initial Purchasers”), on the other hand.

Under the Registration Rights Agreement, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the “Exchange Offer Registration Statement”) relating to the registered exchange offer (the “Exchange Offer”) to exchange the Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount, as the Notes, (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after November 19, 2015 (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the Notes as promptly as practicable, and (ii) cause the shelf registration statement to be declared effective by the SEC as promptly as practicable. The Company and the Guarantors have also agreed to use their commercially reasonable efforts to keep the shelf registration statement continuously effective until one year after its effective date (or such shorter period that will terminate when all the Notes covered thereby have been sold pursuant thereto).

If the Company fails to meet any of these targets, the annual interest rate on the Notes will increase by 0.25% during the 90-day period following the default, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the Notes will revert to the original level.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of January 2, 2016, of $459.8 million and $569.3 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period.

Credit Agreement
On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the nine months ended January 2, 2016, the Company borrowed and repaid $125.0 million under the revolving credit facility. The Company currently has no outstanding amounts under the Credit Agreement.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At the Company’s option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Base Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.50% per annum to 2.00% per annum. The Applicable Rate for Base Rate loans ranges from 0.50% per annum to 1.00% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. The Company must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter.

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

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended January 2, 2016 and December 27, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended January 2, 2016 and December 27, 2014.

The Company’s income tax (benefit) expense was $(9.9) million and $4.5 million for the three and nine months ended January 2, 2016, respectively, and the Company's income tax expense was $15.6 million and $34.9 million for the three and nine months ended December 27, 2014, respectively. The Company’s effective tax rate was 47.0% and (3,183.0)% for the three and nine months ended January 2, 2016, respectively, and 15.1% and 15.5% for the three and nine months ended December 27, 2014, respectively. The Company's effective tax rate for both the third quarter of fiscal 2016 and the third quarter of fiscal 2015 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to deferred tax assets and liabilities primarily related to changes in state tax laws, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, changes in uncertain tax position exposure, and the domestic production activity deduction (fiscal 2015).

Deferred Taxes
The valuation allowance against net deferred tax assets increased as of January 2, 2016 by $6.1 million from the $13.8 million balance as of the end of fiscal 2015, primarily due to an increase in domestic deferred tax assets related to domestic state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

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

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $59.4 million as of the end of fiscal 2015 to $66.6 million as of the end of the third quarter of fiscal 2016, due to a $7.1 million increase related to tax positions taken with respect to the current fiscal year and a $0.1 million increase related to tax positions taken with respect to prior fiscal years.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of January 2, 2016 and March 28, 2015 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 2, 2016
U.S. government/agency securities	$149,888	$—	$(37)	$149,851
Auction rate securities	2,150	—	(341)	1,809
Corporate debt	196,144	—	(7)	196,137
Marketable equity securities	856	4,698	—	5,554
Money market funds	409,070	—	—	409,070
	$758,108	$4,698	$(385)	$762,421
March 28, 2015
U.S. government/agency securities	$197,516	$8	$(17)	$197,507
Auction rate securities	2,150	—	(400)	1,750
Corporate debt	43,164	—	(17)	43,147
Marketable equity securities	1,594	6,581	—	8,175
Money market funds	48,961	—	—	48,961
	$293,385	$6,589	$(434)	$299,540

The estimated fair value of available-for-sale securities was based on the prevailing market values on January 2, 2016 and March 28, 2015. Determination of the cost for sold investments is based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three months ended January 2, 2016 were insignificant. There were $4.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the nine months ended January 2, 2016. There were no gross realized gains and losses recognized on available-for-sale securities for the three and nine months ended December 27, 2014.

The aggregate amount of available-for-sale securities in an unrealized loss position for fewer than 12 months as of January 2, 2016 was $161.6 million, with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position for fewer than 12 months as of March 28, 2015 was $112.9 million, with $0.4 million in unrealized losses. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of January 2, 2016 or as of March 28, 2015.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost of available-for-sale investments with contractual maturities is as follows (in thousands):

	January 2, 2016		March 28, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$755,102	$755,058	$289,641	$289,615
Due after ten years	2,150	1,809	2,150	1,750
Total investments in debt securities	$757,252	$756,867	$291,791	$291,365

Other Investments
On August 4, 2015, Qorvo's wholly-owned subsidiary, TriQuint, invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment was accounted for as a cost method investment and classified in "Long-term investments" on the Company's Condensed Consolidated Balance Sheet as of January 2, 2016. No impairment was recognized on the Company's cost-method investment during the nine months ended January 2, 2016.

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, auction rate securities (ARS), marketable equity securities, and money market funds. Marketable securities are reported at fair value in "Cash and cash equivalents", "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in "Accumulated other comprehensive loss", a component of "Stockholders’ equity", net of tax.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of January 2, 2016 and March 28, 2015 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
January 2, 2016
Assets:
Available-for-sale securities
U.S. government/agency securities	$149,851	$149,851	$—
Auction rate securities (1)	1,809	—	1,809
Corporate debt (2)	196,137	—	196,137
Marketable equity securities	5,554	5,554	—
Money market funds	409,070	409,070	—
Total available-for-sale securities	762,421	564,475	197,946
Invested funds in deferred compensation plan (3)	6,077	6,077	—
Total assets measured at fair value:	$768,498	$570,552	$197,946
Liabilities:
Invested funds in deferred compensation plan (3)	6,077	6,077	—
Total liabilities measured at fair value:	$6,077	$6,077	$—

March 28, 2015
Assets:
Available-for-sale securities
U.S. government/agency securities	$197,507	$197,507	$—
Auction rate securities (1)	1,750	—	1,750
Corporate debt (2)	43,147	—	43,147
Marketable equity securities	8,175	8,175	—
Money market funds	48,961	48,961	—
Total available-for-sale securities	299,540	254,643	44,897
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total assets measured at fair value:	$308,154	$263,257	$44,897
Liabilities:
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total liabilities measured at fair value:	$8,614	$8,614	$—

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

7. SHARE REPURCHASES

On February 5, 2015, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, the Company announced the completion of this $200.0 million share repurchase program having repurchased approximately 2.4 million shares of the Company's common stock for approximately $150.0 million during fiscal 2016. On August 11, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, the Company announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares of common stock for approximately $400.0 million during the second quarter of fiscal 2016.

On November 5, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1,000.0 million of the Company's outstanding stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During the three months ended January 2, 2016, the Company repurchased approximately 4.6 million shares of common stock for approximately $250.0 million.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," which will require entities to present deferred tax assets ("DTA") and deferred tax liabilities ("DTL") as non-current in a classified balance sheet. This ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. This standard is effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2016, but permits entities to early adopt at the beginning of any interim or annual period. The Company adopted ASU 2015-17 in the period ending January 2, 2016, prospectively, as it believes the adoption of this standard reduces complexity of its Condensed Consolidated Financial Statements as well as enhances the usefulness of the related financial information. Prior periods presented in the Condensed Consolidated Balance Sheet were not retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments".  This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and shall be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". Entities that measure their inventory other than the last-in, last-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary cost of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. The new authoritative guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted and implementation will be applied on a prospective basis. The Company will adopt the provisions of ASU 2015-11 in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. The Company will adopt the provisions of ASU 2015-05 in the first quarter of fiscal 2017, and is currently evaluating the impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt liability's carrying value, which is consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company elected to early adopt this new guidance, and as a result, debt issuance costs are presented as a direct deduction of the Notes' carrying value on the Condensed Consolidated Balance Sheet.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which deferred the effective date for the adoption of ASU 2014-09 by one year. Early adoption is permissible but not before its original effective date of annual reporting periods beginning after December 15, 2016. The new authoritative guidance will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is evaluating the effects the new guidance will have on its consolidated financial statements.

9. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of January 2, 2016 are Mobile Products (MP) and Infrastructure and Defense Products (IDP). In the fourth quarter of fiscal 2015, the Company renamed its reportable segments from Cellular Products Group to MP, and Multi-Market Products Group to IDP, as a result of the Business Combination. Additionally, the chief operating decision maker (CODM) elected to discontinue reporting Compound Semiconductor Group as an operating segment.

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

As of January 2, 2016, MP and IDP are separate reportable segments based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's CODM, and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net revenue:
MP	$489,397	$341,999	$1,618,444	$901,576
IDP	130,314	54,113	381,303	172,817
All other	970	974	2,910	1,681
Total net revenue	$620,681	$397,086	$2,002,657	$1,076,074
(Loss) income from operations:
MP	$126,019	$112,672	$471,736	$269,014
IDP	30,896	10,467	67,818	36,535
All other	(170,128)	(19,504)	(536,063)	(80,538)
(Loss) income from operations	(13,213)	103,635	3,491	225,011
Interest expense	(7,668)	(197)	(8,876)	(866)
Interest income	519	188	1,383	263
Other (expense) income, net	(639)	(195)	3,861	326
(Loss) income before income taxes	$(21,001)	$103,431	$(141)	$224,734

	Three Months Ended		Nine Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Reconciliation of “All other” category:
Stock-based compensation expense	$(30,308)	$(4,119)	$(114,208)	$(22,831)
Amortization of intangible assets	(128,542)	(5,467)	(379,772)	(19,234)
Acquisition and integration related costs	(4,955)	(7,548)	(20,958)	(21,462)
Restructuring and disposal costs	(301)	(224)	(4,131)	(1,801)
IPR litigation costs	(337)	(189)	(677)	(8,195)
Start-up costs	(3,835)	(268)	(11,041)	(593)
Other expenses (including gain (loss) on assets and other miscellaneous corporate overhead)	(1,850)	(1,689)	(5,276)	(6,422)
Loss from operations for “All other”	$(170,128)	$(19,504)	$(536,063)	$(80,538)

10. BUSINESS ACQUISITION

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination under a new holding company named Qorvo, Inc. The total purchase price was approximately $5,254.4 million.

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

During the nine months ended January 2, 2016, $101.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 4 to 6 years. As of January 2, 2016, the IPRD projects for the MP operating segment totaled $287.0 million and are between 65% to 85% complete with estimated completion dates through the end of fiscal 2017. As of January 2, 2016, the IPRD projects associated with the IDP operating segment totaled $82.0 million and are between 60% to 90% complete with estimated completion dates through the end of fiscal 2017. Remaining costs to complete the IPRD projects for the MP operating segment and the IDP operating segment are approximately $10.0 million to $20.0 million and $5.0 million to $10.0 million, respectively.

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

During the three and nine months ended January 2, 2016, the Company incurred approximately $4.9 million and $21.0 million, respectively, of integration costs and approximately $3.0 million and $9.3 million, respectively, of restructuring costs (including stock-based compensation) associated with the Business Combination (primarily related to employee termination benefits). During the three and nine months ended December 27, 2014, the Company incurred approximately $0.7 million and $4.5 million, respectively, of acquisition costs and approximately $6.8 million and $18.9 million, respectively, of integration costs associated with the Business Combination.

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Condensed Consolidated Statements of Operations as "Other operating expense."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

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

OVERVIEW

Company

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization, (as subsequently amended on July 15, 2014, the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals ("Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2016.

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

As of January 2, 2016, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. In connection with the Business Combination, in the fourth quarter of fiscal 2015 we renamed our Cellular Products Group operating segment as MP and our Multi-Market Products Group operating segment as IDP. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group as an operating segment (see Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

THIRD QUARTER FISCAL 2016 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 56.3% as compared to the third quarter of fiscal 2015, due to the addition of TriQuint revenue in the three months ended January 2, 2016, which was partially offset by decreased demand for our cellular RF solutions for smartphones and for our wireless infrastructure products.

•
Gross margin for the quarter was 37.2% as compared to 48.0% for the third quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion and was partially offset by the synergies created from the Business Combination as well as a favorable change in product mix towards higher margin products and manufacturing and sourcing-related cost reductions.

•
Operating loss was $13.2 million for the third quarter of fiscal 2016 as compared to operating income of $103.6 million for the third quarter of fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion and was partially offset by increased revenue and profitability resulting from the addition of TriQuint's operations and by a favorable change in product mix towards higher margin products.

•
Diluted earnings per share for the third quarter of fiscal 2016 was $(0.08) as compared to $1.18 for the third quarter of fiscal 2015 after giving retroactive effect to the one-for-four reverse stock split related to the Business Combination.

•
Cash flow from operations was $218.0 million for the third quarter of fiscal 2016 as compared to $72.1 million for the third quarter of fiscal 2015. This year-over-year increase was primarily attributable to improved profitability resulting from the addition of TriQuint's operations exclusive of non-cash Business Combination expenses.

•
Capital expenditures were $61.5 million for the third quarter of fiscal 2016 as compared to $20.8 million for the third quarter of fiscal 2015. This year-over-year increase was primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives.

•	During the third quarter of fiscal 2016, we repurchased approximately 4.6 million shares of our common stock for approximately $250.0 million.

•
During the third quarter of fiscal 2016, we recorded merger-related expenses, integration costs and restructuring expenses totaling $7.9 million related to the Business Combination. We expect merger and integrated-related expenses associated with the Business Combination to decrease in future periods.

•	During the quarter, we completed an offering of $450 million aggregate principal amount of 6.75% senior notes due 2023 and $550 million aggregate principal amount of 7.00% senior notes due 2025.

RESULTS OF OPERATIONS

Consolidated

The following tables presents a summary of our results of operations for the three and nine months ended January 2, 2016 and December 27, 2014 (in thousands, except percentages):

	Three Months Ended
	January 2, 2016	% of Revenue	December 27, 2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$620,681	100.0%	$397,086	100.0%	$223,595	56.3%
Cost of goods sold	389,693	62.8	206,384	52.0	183,309	88.8
Gross profit	230,988	37.2	190,702	48.0	40,286	21.1
Research and development	105,992	17.1	48,865	12.3	57,127	116.9
Marketing and selling	101,890	16.4	17,939	4.5	83,951	468.0
General and administrative	24,404	3.9	12,026	3.0	12,378	102.9
Other operating expense	11,915	1.9	8,237	2.1	3,678	44.7
Operating (loss) income	$(13,213)	(2.1)%	$103,635	26.1%	(116,848)	(112.7)

	Nine Months Ended
	January 2, 2016	% of Revenue	December 27, 2014	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,002,657	100.0%	$1,076,074	100.0%	$926,583	86.1%
Cost of goods sold	1,207,304	60.3	575,652	53.5	631,652	109.7
Gross profit	795,353	39.7	500,422	46.5	294,931	58.9
Research and development	341,495	17.0	142,018	13.2	199,477	140.5
Marketing and selling	317,460	15.8	56,008	5.2	261,452	466.8
General and administrative	89,556	4.5	48,845	4.5	40,711	83.3
Other operating expense	43,351	2.2	28,540	2.7	14,811	51.9
Operating income	$3,491	0.2%	$225,011	20.9%	(221,520)	(98.4)

Revenue increased for the three and nine months ended January 2, 2016, as compared to the three and nine months ended December 27, 2014, due to the addition of TriQuint revenue in the three and nine months ended January 2, 2016, which was partially offset by decreased demand for our cellular RF solutions for smartphones and for our wireless infrastructure products.

Gross margin and operating income decreased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was partially offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing and sourcing-related cost reductions.

Operating Expenses

Research and development expenses increased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, primarily due to the addition of TriQuint research and development expenses in the three and nine months ended January 2, 2016, and increases in headcount and product development costs related to new mobile products.

Marketing and selling expenses increased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, primarily due to marketing-related intangible asset amortization resulting from the Business Combination and the addition of TriQuint marketing and selling expenses in the three and nine months ended January 2, 2016.

General and administrative expenses increased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, due to the addition of TriQuint general and administrative expenses in the three and nine months ended January 2, 2016.

Other operating expense increased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, primarily due to expenses associated with the Business Combination and integration expenses.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	January 2, 2016	December 27, 2014	Increase	Percentage Change
Revenue	$489,397	$341,999	$147,398	43.1%
Operating income	126,019	112,672	13,347	11.8
Operating income as a % of revenue	25.7%	32.9%

	Nine Months Ended
(In thousands, except percentages)	January 2, 2016	December 27, 2014	Increase	Percentage Change
Revenue	$1,618,444	$901,576	$716,868	79.5%
Operating income	471,736	269,014	202,722	75.4
Operating income as a % of revenue	29.1%	29.8%

The increase in MP revenue for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, was due to the addition of TriQuint revenue in the three and nine months ended January 2, 2016, which was partially offset by decreased demand for our cellular RF solutions for smartphones in the three and nine months ended January 2, 2016.

The decrease in MP operating income as a percentage of revenue for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, was primarily due to lower gross margin resulting from average selling price erosion, unfavorable manufacturing yields and inventory adjustments, as well as increased expenses related to the development of new mobile products, which was partially offset by a favorable change in product mix towards higher margin products and manufacturing and sourcing-related cost reductions.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	January 2, 2016	December 27, 2014	Increase	Percentage Change
Revenue	$130,314	$54,113	$76,201	140.8%
Operating income	30,896	10,467	20,429	195.2
Operating income as a % of revenue	23.7%	19.3%

	Nine Months Ended
(In thousands, except percentages)	January 2, 2016	December 27, 2014	Increase	Percentage Change
Revenue	$381,303	$172,817	$208,486	120.6%
Operating income	67,818	36,535	31,283	85.6
Operating income as a % of revenue	17.8%	21.1%

Revenue increased for the three and nine months ended January 2, 2016 as compared to the three and nine months ended December 27, 2014, due to the addition of TriQuint revenue in the three and nine months ended January 2, 2016, which was partially offset by lower global demand for wireless infrastructure products, which began to show signs of recovery beginning in the third quarter of fiscal 2016.

The increase in IDP operating income as a percentage of revenue for the three months ended January 2, 2016 as compared to the three months ended December 27, 2014, was primarily due to decreases in headcount and employee-related costs. IDP operating income decreased as a percentage of revenue for the nine months ended January 2, 2016 as compared to the nine months ended December 27, 2014, primarily due to decreased gross margins resulting from the decreased demand for wireless infrastructure products.

See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating (loss) income for the three and nine months ended January 2, 2016 and December 27, 2014.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Interest expense	$(7,668)	$(197)	$(8,876)	$(866)
Interest income	519	188	1,383	263
Other (expense) income	(639)	(195)	3,861	326
Income tax benefit (expense)	9,874	(15,568)	(4,502)	(34,913)

Interest Expense
During the third quarter of fiscal 2016, we issued $1.0 billion of Notes and recognized $8.3 million of related interest expense. Interest expense in the preceding table for the three and nine months ended January 2, 2016, is net of capitalized interest of $1.6 million. In the fourth quarter of fiscal 2016, we expect to recognize $17.5 million of interest expense related to the Notes (which will be partially offset by capitalized interest).

Other Income
During the first quarter of fiscal 2016, we sold equity securities and recognized a gain of approximately $4.0 million.

Income Taxes
Our provision for income taxes for the three and nine months ended January 2, 2016 and December 27, 2014 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended January 2, 2016 and December 27, 2014.

Income tax (benefit) expense was $(9.9) million and $4.5 million for the three and nine months ended January 2, 2016, which was comprised primarily of tax benefit related to domestic operations generating pre-tax book losses offset by a tax expense related to international operations generating pre-tax book income and changes in the domestic tax asset valuation allowance. Income tax expense was $15.6 million and $34.9 million for the three and nine months ended December 27, 2014, which was comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets as of January 2, 2016 increased by $6.1 million from the $13.8 million balance as of the end of fiscal 2015, with the change primarily arising from an increase in domestic deferred tax assets related to federal and state tax credits. A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of January 2, 2016, we had working capital of approximately $1,543.0 million, including $851.6 million in cash and cash equivalents, compared to working capital of approximately $1,174.8 million at March 28, 2015, including $299.8 million in cash and cash equivalents. Working capital increased year-over-year primarily due to the issuance of the Notes.

Our total cash, cash equivalents and short-term investments were $1,025.2 million as of January 2, 2016. This balance includes approximately $202.2 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Stock Repurchases
On February 5, 2015, our Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, we announced the completion of this $200.0 million share repurchase program having repurchased approximately 2.4 million shares of the Company's common stock for approximately $150.0 million during fiscal 2016. On August 11, 2015, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, we announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares of common stock for approximately $400.0 million during the second quarter of fiscal 2016.

On November 5, 2015, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our outstanding stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During the three months ended January 2, 2016, we repurchased approximately 4.6 million shares of common stock for approximately $250.0 million.

Cash Flows from Operating Activities
Operating activities for the nine months ended January 2, 2016 generated cash of $528.2 million, compared to $167.1 million for the nine months ended December 27, 2014. This year-over-year increase was primarily attributable to improved profitability resulting from the addition of TriQuint's operations exclusive of non-cash Business Combination expenses.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended January 2, 2016 was $182.4 million, compared to net cash used in investing activities of $142.2 million for the nine months ended December 27, 2014. Net cash used in investing activities increased primarily due to higher capital expenditures for the nine months ended January 2, 2016 (primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives) as compared to the nine months ended December 27, 2014, which was partially offset by increased proceeds from maturities of available-for-sale securities for the nine months ended January 2, 2016 as compared to the nine months ended December 27, 2014.

Cash Flows from Financing Activities
Net cash provided by financing activities was $206.7 million for the nine months ended January 2, 2016, compared to net cash used in financing activities of $78.5 million for the nine months ended December 27, 2014. Net cash provided by financing activities was higher during the nine months ended January 2, 2016, primarily due to the net proceeds from the issuance of our Notes of approximately $987.8 million. This increase to net cash provided by financing activities was partially offset by the repurchase of approximately 14.3 million shares of our common stock at an average price of $56.03 on the open market, for a total of approximately $800.0 million. During the nine months ended December 27, 2014, the remaining principal balance of the 2014 Notes of $87.5 million plus interest of $0.4 million was paid.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the nine months ended January 2, 2016, we borrowed and repaid $125.0 million under the revolving credit facility. We had no outstanding amounts under the Credit Agreement as of January 2, 2016.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. At January 2, 2016, we were in full compliance with these covenants.

Notes Offering On November 19, 2015, we completed an offering of $450 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550 million aggregate principal amount of 7.00% senior notes due December 1, 2025. The Notes were sold in a private offering to certain institutions that then resold the Notes in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. We have used and expect to continue to use the net proceeds of the offering for general corporate purposes, including share repurchases and merger and acquisition activity. The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by each of our existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee our obligations under our existing revolving credit facility. In connection with the offering of the Notes, we entered into a Registration Rights Agreement, dated as of November 19, 2015 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).
The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Capital Commitments At January 2, 2016, we had capital commitments of approximately $93.2 million primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2016. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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

Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 4, 2015 through October 31, 2015	—	—	—	$1,000.0 million
November 1, 2015 through November 28, 2015	3,562	$53.87	3,562	$808.1 million
November 29, 2015 through January 2, 2016	1,034	$56.17	1,034	$750.0 million
Total	4,596	$54.39	4,596	$750.0 million

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

On November 5, 2015, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our outstanding stock through November 4, 2016. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During the three months ended January 2, 2016, the Company repurchased approximately 4.6 million shares of common stock for approximately $250.0 million.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Bylaws of Qorvo, Inc., effective as of January 29, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2016).

4.1
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

4.2
Registration Rights Agreement, dated as of November 19, 2015, by and among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

10.1
Second Amendment to Credit Agreement, dated as of November 12, 2015 by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2015).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of January 2, 2016 and March 28, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2016 and December 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 2, 2016 and December 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended January 2, 2016 and December 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 10, 2016	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of Qorvo, Inc., effective as of January 29, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2016).

4.1
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

4.2
Registration Rights Agreement, dated as of November 19, 2015, by and among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

10.1
Second Amendment to Credit Agreement, dated as of November 12, 2015 by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2015).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of January 2, 2016 and March 28, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2016 and December 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 2, 2016 and December 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended January 2, 2016 and December 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.