Form 10-Q/A
period 2015-10-03
Qorvo, Inc.
filed 2016-04-26
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, originally filed on November 12, 2015 (the “Original 10-Q”), of Qorvo, Inc. (the “Company”). The Company is filing this Amendment to amend Part II, Item 6 of the Original 10-Q to include a revised version of Exhibit 2.1.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on November 12, 2015. The Original 10-Q has not been amended or updated to reflect events occurring after November 12, 2015, except as specifically set forth in this Amendment.

PART II. OTHER INFORMATION

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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 3, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 3, 2015 and September 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 3, 2015 and September 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 3, 2015 and September 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements ++

*    Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+    Schedules and certain exhibits to the Contingent Acquisition Implementation Deed have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Qorvo hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

++ Previously filed or furnished with the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	April 26, 2016	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer

EXHIBIT INDEX

2.1	Contingent Acquisition Implementation Deed by and among TriQuint Semiconductor, Inc., Cavendish Kinetics Limited and Certain Cavendish Shareholders, dated as of August 4, 2015 *+

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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Periodic Report by Steven J. Buhaly, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 3, 2015 and March 28, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 3, 2015 and September 27, 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 3, 2015 and September 27, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 3, 2015 and September 27, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements ++

*    Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+    Schedules and certain exhibits to the Contingent Acquisition Implementation Deed have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Qorvo hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

++ Previously filed or furnished with the Original 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.