Form 10-K
period 2016-04-02
Qorvo, Inc.
filed 2016-05-31
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,316,467,222 as of October 3, 2015. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 127,530,673 shares of the registrant's common stock outstanding as of May 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2016 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended April 2, 2016.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements included in this report, including the notes thereto.

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal 2016 was a 53-week year and fiscal years 2015 and 2014 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

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

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a leading provider of technologies and solutions that address the growing demand for always-on, high reliability, broadband data connectivity. We combine one of the industry’s broadest portfolios of radio frequency (“RF”) solutions and semiconductor technologies with deep systems-level expertise and scale manufacturing capabilities to enable a diverse set of cutting-edge customer products, including smartphones, tablets, wearables, broadband customer premise equipment, home automation, in-vehicle infotainment, data center and military radar and communications. Our products are helping to drive the ongoing, rapid transformation of how people around the world interact with their communities, access and use data, and transact commerce.

We have more than 7,300 global employees dedicated to delivering solutions for everything that connects the world. We have world-class ISO-certified manufacturing facilities, and our Richardson, Texas facility is a U.S. Department of Defense (“DoD”)-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide (“GaAs”), gallium nitride (“GaN”) and bulk acoustic wave (“BAW”) technologies, products and services. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

Qorvo was incorporated in Delaware in 2013. We maintain dual principal executive offices, which are located at 7628 Thorndike Road, Greensboro, North Carolina 27409 and at 2300 NE Brookwood Parkway, Hillsboro, Oregon 97124. Our telephone numbers at these locations are (336) 664-1233 and (503) 615-9000, respectively.

Operating Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation (“2G”) mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”), low noise amplifiers (“LNAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking (“ET”) power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the Internet of Things (“IoT”).

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. Qorvo’s RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation (“5G”) wireless networks. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip (“SoC”) solutions and various multichip and hybrid assemblies. Our market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. Our RF solutions for the IoT enable the connected car and an array of industrial applications, and we serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies.

In connection with the Business Combination, in the fourth quarter of fiscal 2015, we renamed our Cellular Products Group operating segment as MP and our Multi-Market Products Group operating segment as IDP. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 15 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Industry Overview

Our business is diversified across multiple industries. The cellular handset industry is our largest market and is characterized by large unit volumes, frequent product mix shift, high technical barriers to entry and relatively short product lifecycles.

To satisfy the growing global demand for always-on, high data-throughput connectivity, cellular handsets are transitioning rapidly from entry level 2G and 3G handsets to 4G LTE devices. These 4G devices incorporate new cellular bands and modes to enable more geographic coverage, including “global” phones that are not limited to specific regions or carriers. Additionally, 4G LTE devices are beginning to incorporate carrier aggregation to allow simultaneous communication over multiple frequency bands and to provide consumers with a more satisfying, higher data-throughput experience while helping network operators maximize spectral efficiency and better monetize their costly spectrum investments. Because 4G LTE devices often contain two to five times more RF content than 3G phones, the market for our RF components has been expanding in recent years. We believe these trends will continue as consumers continue to demand greater data throughput and as smartphone manufacturers and network operators seek to improve the performance of 4G LTE devices to attract and retain customers and enhance revenue.

The rapid proliferation of the IoT is also driving the growth in demand for RF content for new classes of devices, including systems for connected homes, energy management systems and a variety of health, fitness and medical devices, which use wireless connectivity to transmit data obtained from embedded sensors, meters, controllers and other components. As part of this phenomena, machine-to-machine (“M2M”) devices are increasingly integrating

WiFi and cellular content for a growing number of applications, including automotive, electric and water utilities, fleet management and point-of-sale.

In cellular infrastructure, network operators are rapidly building out their 4G LTE networks to handle more data traffic, which increases the requirements for more and faster wireless backhaul systems, including upgrading transport capacity through microwave point-to-point radio and optical network links. In addition, to increase network coverage and capacity and ease the strain from skyrocketing mobile data traffic on congested cellular networks, the cellular infrastructure market is turning to WiFi offload strategies, including public access WiFi hotspots, and utilizing new architectures with small cell base stations such as micro cells, pico cells, and femtocells. The RF content in premises-based devices and distribution networks is increasing due to higher capacity requirements achieved through enabling increased bandwidth capability, typically at higher frequencies of operation.

In our CATV and optical network wireline transport markets, the rapid explosion of consumer and business data transmission, whether from high definition television (“HDTV”), Internet protocol television (“IPTV”), and voice over Internet protocol (“VoIP”), as well as the associated increases in Internet traffic in data centers, are driving market growth and placing increased emphasis on product performance, integration and power consumption. The adoption of DOCSIS 3.1 is accelerating and driving our CATV business. Additionally, the ever-increasing performance demands for telecom, data centers and metro networks continue to drive our optical business. Both markets are equally concerned about increasing capacity and speed, while decreasing costs and power consumption.

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

Across our customers’ diversified industries, their end-market products continue to increase in complexity and RF content, while wireless connectivity becomes a ubiquitous requirement of the IoT. This is expanding our addressable market and increasing our opportunities to deliver more highly integrated, higher value solutions. At the same time, we are leveraging our core capabilities, including scale manufacturing, advanced packaging capabilities and deep systems-level integration expertise, to target a greater number of applications and market opportunities.

Mission and Strategy

We are focused on profitable growth and diversification through technology and product leadership. Our long-term strategy to drive Qorvo’s growth and create stockholder value is underpinned by three principles:

▪	Using differentiated technologies and product leadership to achieve operational excellence, capture value, and deliver superior financial results;

▪	Driving the integration of our two predecessor companies to achieve as Qorvo what neither could achieve alone; and

▪
Prioritizing the use of our cash and capital resources on investments that drive the growth of our business, returning capital to our stockholders through share repurchases on an opportunistic basis, and selective mergers and acquisitions to supplement the growth of IDP.

We serve diverse high-growth segments of large global markets, including advanced wireless devices, wired and wireless networks and defense radar and communications.  Within these segments, we leverage our industry-leading portfolio of RF solutions and technologies to provide leading customers a broad set of cutting-edge products and applications, including smartphones, wearables, connected home, connected car, and military radar and communications. We also leverage our unique competitive strengths to advance 5G networks, cloud computing, the IoT, and other emerging applications that expand the global framework interconnecting people, places and things. We combine product and technology leadership, systems-level expertise and global manufacturing scale to quickly solve our customers' most complex technical challenges. We are aligned with the leading customers in our targeted industries, and we are increasing the pace and scope of our new product development to meet emerging trends in our customers’ diversified industries.

Technology and product leadership
In MP's end markets, we leverage our systems-level expertise, manufacturing scale and industry-leading product and technology portfolio to simplify RF complexity, miniaturize product footprint, enhance product performance and enable a faster time to market for our customers. Qorvo is uniquely positioned to deliver a complete portfolio of multimode, multiband solutions combining high-performance filters, PAs, LNAs and switches in highly integrated, high-performance multi-chip modules. We are also a worldwide leader in high-performance, high-throw count switching solutions and antenna control systems, and we invest in the most advanced process technologies and design techniques to continue to advance the state of the art in these product categories.

In IDP's end markets, our advanced technologies and design capabilities are sought by industry-leading customers in large global markets, including 4G LTE and 5G base stations, optical networks, WiFi access points networks, connected automobile and home applications, defense communications applications, and domestic and international airborne, land and sea radar systems. Our highly integrated RF solutions leverage our differentiated, internally developed process technologies as well as leading externally-sourced process technologies. We have the broadest portfolio of GaAs and GaN fabrication processes in the RF industry, which allows us to address market needs ranging in frequency from sub-gigahertz through 100 gigahertz, with THB-compliant products and advanced low-cost packaging concepts. Additionally, we offer high-performance SoC design, firmware and application software, and we have advanced internal design expertise across outsourced process technologies including silicon germanium (“SiGe”), indium phosphide (“InP”), CMOS and silicon-on-insulator (“SOI”).

We continue to invest in expanding our R&D and hiring the best and brightest talent. These strategies enable us to serve an array of growing markets with a diversified product portfolio within the communications and defense industries.

Partnering with our customers
We are committed to establishing close relationships with the leading customers in the industries we serve to drive our business and growth. We enjoy long-standing, deep institutional relationships with the leading smartphone and tablet manufacturers, network and consumer premises equipment manufacturers and reference design partners. These best-in-class customers and partners collectively have built and are expanding and developing the world's 4G, 5G and other broadband communications networks. We emphasize developing intimate technical engagements with our key customers to align our research and development (“R&D”) efforts with their long-term product development roadmaps. In doing so, we focus on overall systems level requirements and solutions that address the increasing complexity of mobile devices and networks and the demands of carriers. These qualities have collectively made us a provider of choice for mobile products and advanced network infrastructure RF systems.

Similarly, our defense and aerospace customers include the leading tier one defense subcontractors to the U.S. government. We are also a Microelectronics Trusted Source accredited by the U.S. DoD for foundry, post-processing, packaging, assembly and test services and in 2014, we were recognized by the DoD as the first GaN supplier to achieve Manufacturing Readiness Level (“MRL”) 9 based on passing criteria that assesses readiness for full scale production of GaN devices.

We deliver trusted applications support and dedicated service to our customers. We also offer a variety of packaging, assembly and test options to meet our customers' performance needs and our global sales and distribution teams offer local support to help ensure on-going customer satisfaction.

New product development
We develop and launch hundreds of new products each year to expand our presence in existing and new markets and diversify our revenue base. We have systemized our product development process to streamline product development cycle times and our business units focus their efforts on the development and release of market-leading new products.

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

Markets, Products and Applications

We offer a broad array of amplification, filtering and switching products for RF, microwave and millimeter-wave applications. We utilize specialized substrate materials and high-performance process technologies such as GaAs, GaN, SOI, pseudomorphic high electron mobility transistors (“pHEMT”), BAW and SiGe. We believe many of our products offer key advantages relative to competing devices, including steeper selectivity, improved linearity, lower distortion, higher output power and power-added efficiency, as well as reduced size and weight, and more precise frequency control. Our broad range of standard and customer-specific integrated circuits (“ICs”), components and modules, in addition to SAW, TC-SAW and BAW duplexers and filters, combined with our manufacturing and design capabilities, allow customers to select the specific product solution that best fulfills their technical and time-to-market requirements.

We focus on four broader end markets: mobile products; high speed network connectivity; defense; and the IoT.

Mobile Products
The demand for RF solutions in mobile products is accelerating with the increasing demand for enhanced voice and data communication capabilities. Consumers want mobile devices to provide signal quality similar to wired communication systems, to be smaller and lighter, to dissipate less heat, to accommodate longer talk and standby time and to feature energy-consuming functionality such as larger screens, streaming media, digital cameras, video recorders, global positioning systems (“GPS”), Bluetooth® connectivity and internet access. The most significant trend today in the mobile devices market is the proliferation of 4G LTE devices that work across multiple standards and frequency bands enabling multi-region access and coverage. This is expanding the overall dollar content in an average smartphone by two to five times compared to a traditional voice-only phone.

The associated increase in wireless data traffic creates congestion on network operators’ assigned frequency bands, limiting their network capacity. Because network operators spend billions of dollars on frequency spectrum, this places a premium on smartphones with greater RF functionality to enable increased capacity. Concurrently, new wireless communications standards and new technologies are being deployed to more efficiently utilize the available spectrum. This increases the complexity of smartphones and heightens the performance requirements, especially for filtering, which in turn favors Qorvo’s broad product portfolio and our technology and product leadership strategy.

Qorvo’s comprehensive mobile product portfolio includes our high-performance RF Fusion™ line of integrated RF solutions. RF Fusion™ leverages Qorvo’s RF product portfolio, advanced packaging and process technologies, and deep systems-level expertise to integrate all major transmit and receive RF functionality into highly integrated low-band, mid-band, and high-band placements. We also offer RF Flex™ modules, which leverage our deep systems-level expertise to integrate core cellular transmit and receive functionality into high-performance multiband PA modules and transmit modules. Our RF Flex solutions deliver world-class performance and enable carrier aggregation in the industry’s most flexible, scalable and cost-effective LTE architectures. Other products include filters, duplexers, switches, transmit modules, modules incorporating switches, PAs and duplexers (“S-PADs”), RF power management ICs, diversity receive modules, antenna switch modules, antenna tuning and control solutions, multimode, multi-band PAs, and other advanced products.

Our access to various process technologies, such as GaAs, SiGe, SOI and other silicon variants, SAW, TC-SAW and BAW provides our mobile device designers with flexibility to address our customers’ requirements for low noise, better signal processing in congested bands, greater power efficiency for longer battery life, and low loss switching.

Historically, we have experienced seasonal fluctuations in our sales of mobile products. Our revenue is generally the strongest in the second and third fiscal quarters and weakest in the fourth fiscal quarter of each year.

High Speed Network Connectivity
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

Our products for the high speed networks end market target three main applications:

•	Transport, which includes wireless and wired broadband networks infrastructure for CATV, fiber-to-the-home, and optical transport networks;

•	Base Station, which comprises 2G, 3G, 4G LTE, 5G and multi-carrier, multi-standard base stations and small cells; and

•	Connectivity, such as enterprise and high-end consumer WiFi access points and connected automobile applications such as LTE, satellite radio and infotainment.

We offer a broad range of products for these applications, including low-noise, variable-gain, driver and power amplifiers, single and dual band wireless local area network ("WLAN") modules, digital and analog attenuators, voltage-controlled oscillators (“VCO”s), switches, SAW filters, BAW filters, and multi-chip modules that integrate multiple functions.

We use our unique GaAs, GaN, SAW and BAW processes combined with innovative design and packaging to differentiate our products. For example, in base station applications, our GaAs HBT amplifiers offer differentiated low noise performance, while our GaN amplifiers offer high linearity and efficiency with high output power and low power consumption. In optical transport networks infrastructure, our modulator drivers provide a wide output voltage swing, low jitter and high fidelity electrical “eye” performance for 40 and 100 gigabits per second networks.

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

We sell amplifier and RF filtering products for a number of applications that enable wireless connectivity, including WiFi used in consumer premises equipment and enterprise wireless access points and automotive satellite radio, LTE and infotainment applications.

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

The capability to track multiple targets simultaneously is one of the key enhancements found in the new generation of fighter jets. We are teamed with contractors in new programs to bring this type of capability to our defense customers, and we also are engaged in retrofits of other tactical fighter jet programs. Our microwave PAs provide the capability to transmit the power that is at the heart of phased array radar operation. These radars consist of large element arrays composed of many individual integrated circuits. In addition to supplying components for airborne and ground-based phased array radars, we are engaged with prime defense contractors in the continuing development and production of radars for shipboard applications. In the military communications field, we supply filters, amplifiers and other components for hand-held and satellite communications systems. In addition, we use our packaging and integrated assembly expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for all types of customer needs.

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

Internet of Things (IoT)
We sell products that support the rapid explosion of connected devices under the umbrella of the IoT. These products include amplifier and RF filtering products for automotive applications, including automotive infotainment, satellite radios, radar and telematics, and various industrial applications, including smart energy/advanced metering infrastructure (“AMI”) systems. The most basic AMI systems provide a way for a utility company to measure customer usage remotely without touching or physically reading a meter.

In addition, through the acquisition of GreenPeak Technologies in the first quarter of fiscal 2017, we offer CMOS SoC solutions for smart home and remote control applications. These solutions include embedded firmware as well as customer support for development of application software to facilitate integration of our SoCs into customer designs.

The markets for applications that fall under IoT are just beginning to emerge. We expect that the mobile phone, which has proliferated throughout the world in the last decade, will be one of many nodes that provide users with the ability to sense, control, view, communicate with and access networks across a very wide range of applications and platforms, some of which are not fully envisioned today.

Manufacturing

We have a global supply chain and routinely ship millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF solutions and a leading manufacturer of GaAs HBT, GaAs pHEMT, GaN, SAW, TC-SAW and BAW for RF applications.

We operate wafer fabrication facilities for the production of GaAs, GaN, SAW, TC-SAW and BAW wafers in Greensboro, North Carolina; Hillsboro, Oregon; Richardson, Texas; and Apopka, Florida. In the first quarter of fiscal 2017, we acquired an additional wafer fabrication facility in Farmers Branch, Texas, which we currently plan to use to expand our BAW filter capacity. We also use multiple silicon-based process technologies, including SOI, SiGe and CMOS, in our products. We outsource all silicon manufacturing to leading silicon foundries located throughout the world.

We have our own flip chip and WLP technologies and also use external suppliers for these and other packaging technologies. In packages that employ flip chips, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so that the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection capability than wirebonded die and enables smaller form factors with improved thermal and electrical performance. We also use wafer-level packaging (“WLP”) technologies for our SAW, TC-SAW and BAW filter products.

Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die. For our module products, the next step in our manufacturing process is assembly. During assembly, the die and other necessary components are placed on a high density interconnect substrate to provide connectivity between the die and the components. This populated substrate is formed into a microelectronic package. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process. To assemble and test our products, we primarily use internal assembly facilities in the United States, China, Costa Rica and Germany, and we also utilize several external suppliers. We also manufacture large volumes of WLP die and discrete filters that our customers directly assemble into their products.

The fabrication of ICs and filter products is highly complex and sensitive to particles and other contaminants, and requires production in a highly controlled, clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to transfer circuits onto the wafers can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The more brittle nature of GaAs wafers can also lead to more wafer breakages than experienced with silicon wafers.

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

Our quality management system is registered to ISO 9001 standards, and our environmental management system is registered to ISO 14001. A third-party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 160 countries. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation and implication of top management, the process approach and continual improvement. ISO 14001 is an internationally agreed upon standard that sets out the requirements for an environmental management system. It improves our environmental performance through more efficient use of resources and reduction of waste, gaining a competitive advantage and the trust of stakeholders. We require that all of our key vendors and suppliers are compliant with applicable ISO 9001 or TS-16949 standards, which means that their operations have in each case been determined by auditors to comply with internationally developed quality control standards.

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

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. We use independent foundries to supply all of our silicon-based integrated circuits. High demand for

SOI wafers to support manufacture of our switch products has led to supply constraints in the past, which we have addressed by qualifying new silicon foundries and securing supply commitments from existing silicon suppliers.

For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from quartz, silicon, lithium niobate (“LiNbO3”) or lithium tantalite (“LiTaO3”), as well as ceramic or metal packages. Relatively few companies produce these raw materials. We are leading the industry in developing SAW filters using six-inch LiNbO3 wafers, and we have qualified more than one source for this wafer material. For all of our SAW operations, we utilize multiple qualified wafer and mask set vendors. Our most significant suppliers of ceramic surface mount packages are based in Japan.

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

Some of our MP customers use multiple contract manufacturers for product assembly and test. Therefore, revenue for one customer may not necessarily represent the entire business of a single mobile products manufacturer. We provided our products to our largest end customer through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 37%, 32% and 20% of total revenue in fiscal years 2016, 2015 and 2014, respectively. Huawei Technologies Co., Ltd., accounted for 12%, 7% and 4% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. Samsung Electronics, Co., Ltd., accounted for approximately 7%, 14% and 25% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. The majority of the revenue from these customers was from our mobile product sales. No other customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Information about revenue (including segment revenue), operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Research and Development

Our R&D activities enable the technologies and products necessary to maintain our leadership in the end markets we serve. Our R&D activities are focused on improving the performance, size and cost of our products in our customers’ systems. We focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. We maintain an extensive patent portfolio and also protect much of our intellectual property in the form of trade secrets.

We have developed several generations of GaAs, GaN, BAW and SAW process technologies that we manufacture internally. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also develop and qualify technologies made available to us from key suppliers, including SOI for switches and RF signal conditioning solutions, SiGe and InP for amplifiers and CMOS for power management devices and SoC solutions. We combine these external technologies with our own proprietary design methods, intellectual property and other expertise to improve performance, increase integration and reduce the size and cost of our products.

Our RF systems-level expertise and our innovations in new product architectures, new circuit techniques, filtering and other new proprietary technologies are enabling us to solve the increasingly complex RF challenges related to linearity, power consumption and other critical performance metrics. This is evident in our line of high-performance RF Fusion™ and versatile RF Flex™ integrated modules.

Qorvo is a pioneer in envelope tracking (“ET”) technology for wireless applications, and we are incorporating our ET technology into power management components and our most advanced PAs. Our ET technology enables us to track the envelope of high-speed modulation signals and adjust the PA in real time to maximize efficiency and maintain required levels of linearity. This technology is increasingly necessary to maximize mobile device data rates and meet user expectations for battery life and maximum case temperatures. Because our customers often use a variety of baseband and power management chipsets, we also develop PAs that demonstrate industry-leading performance with third-party power management components.

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

In the area of packaging technologies, we are developing and qualifying packaging technologies that allow us to improve performance and reduce the area and height of our products. We are continuing to invest in packaging technologies such as WLP and flip chip bumping that eliminate wire bonds, reduce the size and component height, and improve performance, while reducing the cost of packaging our products. In addition, we are investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

In fiscal years 2016, 2015 and 2014, we incurred approximately $448.8 million, $257.5 million and $197.3 million, respectively, in R&D expenses. We expect to continue to spend substantial funds on R&D in support of our growth and product diversification goals.

Competition

We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our customers' product life cycles are short, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer's particular requirements within the customer's cost limitations. The selection process for our products to be included in our customers' new products is highly competitive, and our customers provide no guarantees that our products will be included in the next generation of products introduced.

We compete primarily with the following companies: Analog Devices, Inc.; Broadcom Limited; M/A-COM Technology Solutions, Inc.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; Raytheon Company; Skyworks Solutions, Inc.; and Sumitomo Electric Device Innovations.

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

Intellectual Property

We believe our intellectual property, including patents, copyrights, trademarks, maskworks and trade secrets, is important to our business, and we actively seek opportunities to leverage our intellectual property portfolio to promote our business interests. We also actively seek to monitor and protect our global intellectual property rights and to deter unauthorized use of our intellectual property and other assets.  Such efforts can be difficult because of the absence of consistent international standards and laws. Moreover, we respect the intellectual property rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third party intellectual property.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. We have more than 1,100 patents that expire from 2016 to 2036.  We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to practice third parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted.  However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property right.  As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

We periodically register federal trademarks, service marks and trade names that distinguish our product brand names in the market. We also monitor these marks for their proper and intended use. Additionally, we rely on non-disclosure and confidentiality agreements to protect our interest in confidential and proprietary information that give us a competitive advantage, including business strategies, unpatented inventions, designs and process technology. Such information is closely monitored and made available only to those employees whose responsibilities require access to the information.

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

Employees

On April 2, 2016, we had more than 7,300 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our Europe-based employees (less than 5% of our global workforce as of April 2, 2016) are subject to collective bargaining-type works council arrangements. We have never experienced any work stoppage, and we believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Sales:
United States	$306,328	$315,775	$342,805
International	2,304,398	1,395,191	805,426

Long-lived tangible assets:
United States	$816,882	$697,305	$120,885
International	230,006	186,066	75,111

Sales for geographic disclosure purposes are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2016, approximately 61% ($1,601.0 million) was attributable to customers in China and approximately 14% ($365.1 million) was attributable to customers in Taiwan.

Long-lived tangible assets primarily include property and equipment. At April 2, 2016, approximately $183.8 million (or 18%) of our total property and equipment was located in China.

For financial information regarding our operations by geographic area, see Note 15 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

For a summary of certain risks associated with our foreign operations, see Item 1A, “Risk Factors.”

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We provide our own manufacturing waste water treatment and disposal for most of our manufacturing facilities and we have contracted for the disposal of hazardous waste. State agencies require us to report usage of environmentally hazardous materials, and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

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

We do not currently anticipate any material capital expenditures for environmental control facilities for fiscal 2017 or fiscal 2018.

Access to Public Information

We make available, free of charge through our website (http://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

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

ITEM 1A. RISK FACTORS.

Our operating results fluctuate.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•	changes in business and macroeconomic conditions, including downturns in the semiconductor industry and the overall global economy and changes in credit markets;

•	changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	fluctuations in demand for our customers’ products;

•	our ability to predict market requirements and evolving industry standards accurately and in a timely manner;

•	our ability to predict customer demand accurately to limit obsolete inventory, which would reduce our margins;

•	the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to downward pressure on the average selling prices of our products; and

•	our ability to utilize our capacity efficiently or acquire additional capacity in response to customer demand.

It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on development of new products and achieving design wins.

The average selling prices of our products have historically decreased over the products' lives and we expect this to continue. To offset these average selling price decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance. Our future success is dependent on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	our ability to predict market requirements and define and design new products that address those requirements;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion of product designs and ramp up of new products according to our customers’ needs with acceptable manufacturing yields; and

•	market acceptance of our customers' products and the duration of the life cycle of such products.

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

We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government-sponsored programs, principally for defense and aerospace applications. These programs are subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts in the recent past have been negatively affected by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and fabrication costs.

We currently use several external manufacturing suppliers to supplement our internal manufacturing capabilities. We believe all of our key vendors and suppliers are compliant with applicable ISO 9001 and/or TS-16949 standards. However, if these vendors' processes vary in reliability or quality, they could negatively affect our products, our reputation and our results of operations.

We face risks associated with the operation of our manufacturing facilities.

We operate wafer fabrication facilities in Florida, North Carolina, Oregon and Texas. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in the U.S., China, Costa Rica, the Philippines and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in the U.S., China, Costa Rica and the Philippines, and we also utilize contract suppliers and partners in Asia to test our products.

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

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with our manufacturing operations in China, Costa Rica, the Philippines and Germany;

•	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations;

•	our reliance on our internal facilities;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations, including social responsibilities and conflict minerals requirements;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

•	the occurrence of natural disasters anywhere in the world, which could directly or indirectly affect our facilities, subcontractor operations, and supply chain.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change, medical epidemics or pandemics and other public health issues, military actions, acts of terrorism, political or regulatory issues and other natural or man-made disasters or catastrophic events. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and increase our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and have a material adverse effect on our operations and financial results to the extent that losses exceed insurance recoveries and to the extent that such disruptions might adversely impact our relationships with our customers.

If we experience poor manufacturing yields, our operating results may suffer.

Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, many of which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain including wafer fabrication, assembly and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products.

Our customers test our products once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

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

Costs of product defects and deviations from required specifications could include the following:

•	writing off the value of inventory;

•	disposing of products that cannot be fixed;

•	recalling products that have been shipped;

•	providing product replacements or modifications;

•	direct and indirect costs incurred by our customers in recalling their products due to defects in our products; and

•	defending against litigation.

These costs could be significant and could reduce our gross margins. Our reputation with customers also could be damaged as a result of product defects and quality issues, and product demand could be reduced, which could harm our business and financial results.

We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.

In order to ensure availability of our products for some of our largest customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers' accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

We sell certain of our products based on reference designs of platform providers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

Platform providers are typically large companies that provide system reference designs for OEMs and ODMs that include the platform provider's baseband and other complementary products. A platform provider may own or control IP that gives it a strong market position for their baseband products for certain air interface standards, which provides it with significant influence and control over sales of RF products for these standards. Platform providers historically looked to us and our competitors to provide RF products to their customers as part of the overall system design, and we competed with other RF companies to have our products included in the platform provider's system reference design. This market dynamic has evolved in recent years as platform providers have worked to develop more fully integrated solutions that include their own RF technologies and components.

Platform providers may be in a different business from ours or we may be their customer or direct competitor. Accordingly, we must balance our interest in obtaining new business with competitive and other factors. Because platform providers control the overall system reference design, if they offer competitive RF technologies or their own RF solutions as a part of their reference design and exclude our products from the design, we are at a distinct competitive disadvantage with OEMs and ODMs that are seeking a turn-key design solution, even if our products offer superior performance. This requires us to work more closely with OEMs and ODMs to secure the design of our products in their handsets and other devices.

Our relationships with platform providers are complex and evolving, and the inability to effectively manage or maintain these relationships could have an adverse effect on our business, financial condition and results of operations.

We are subject to risks from international sales and operations.

We operate globally with sales offices and R&D activities as well as manufacturing, assembly and testing facilities in multiple countries. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations as well as tariff, import and other related restrictions and regulations.

Sales to customers located outside the U.S. accounted for approximately 88% of our revenue in fiscal 2016, of which approximately 61% and 14% were attributable to sales to customers located in China and Taiwan, respectively. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business.

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

In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Pandemics and similar major health concerns could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation or manufacturing arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.

Economic regulation in China could adversely impact our business and results of operations.

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

In May 2015, China’s government implemented a policy applicable to the three Chinese state-owned mobile telecommunications carriers that mandated 4G LTE network improvements and that implemented subsidies for Chinese consumers for both the purchase of 4G LTE mobile devices and for mobile telecom data service fees. If subsidies under this policy are ended or curtailed, our business, results of operations and prospects could be adversely affected.

We operate in a very competitive industry and must continue to implement innovative technologies.

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete integrated circuits and modules. In addition to our direct competitors, some of our largest customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with key customers and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

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

Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future growth or decline in the demand for our products, which makes it very difficult to estimate requirements for production capacity. In prior fiscal years, we have added significant capacity through acquisitions as well as by expanding capacity at our existing manufacturing facilities, and we are in the process of expanding our BAW, SAW and TC-SAW filter capacity at our existing facilities, including a new facility that we purchased in the first quarter of fiscal 2017.

In the past, capacity additions by us and our competitors sometimes exceeded demand requirements, leading to oversupply situations. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products lead to overcapacity and contribute to cyclicality in the semiconductor market.

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of overcapacity. If the demand for our products is not consistent with our expectations, underutilization of our manufacturing facilities may have a material adverse effect on average selling prices, our gross margin and other operating results.

We may not be able to borrow funds under our credit facility or secure future financing.

We maintain a five-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and for other corporate purposes. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility.

We may not be able to generate sufficient cash to service all of our debt, including our Senior Notes, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

In November 2015, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 (collectively, the “Notes”). Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our Credit Agreement and the Indenture governing the Notes limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement governing our revolving credit facility and the Indenture governing the Notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional debt;

•	pay dividends, make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell, transfer or otherwise dispose of assets;

•	incur or permit to exist certain liens;

•	enter into certain types of transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, amalgamate, merge or sell all or substantially all of our assets.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Agreement requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our revolving credit facility. If we violate covenants under the Credit Agreement and are unable to obtain a waiver from our lenders, our debt under our revolving credit facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

The price of our common stock may be volatile.

The price of our common stock, which is traded on the NASDAQ Global Select Market, has been and may continue to be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

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

We cannot assure you that the price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that are unrelated to our performance.

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

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our business and our results of operations.

In order to compete effectively, we must:

•	hire and retain qualified employees;

•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms of foreign locations; and

•	train and motivate our employee base.

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuits and filter design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain skilled personnel in the future.

We rely on our intellectual property portfolio and may not be able to successfully protect against the use of our intellectual property by third parties.

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

From time to time, we have experienced attacks on our computer systems by unauthorized outside parties; however, we do not believe that such attacks have resulted in any material damage to our customers or us. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our technologies, processes and customer information may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or network disruptions.

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
The costs related to cyber or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products; adversely affect our internal operations and reputation; or degrade our financial results and stock price.

If wireless devices pose safety risks, we may be subject to product liability litigation and new regulations, and demand for our products and those of our customers may decrease.

Interest groups have requested that the Federal Communications Commission investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over, and state laws have been enacted to mitigate, the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Legislation that may be adopted in response to these concerns, product liability litigation or other lawsuits or adverse news or findings about health and safety risks could reduce demand for our products and those of our customers. Any product liability litigation could result in significant expense and liability to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor or covered by insurance. Such findings or litigation may also adversely affect our revenues and results of operations.

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

Decisions we make about the scope of our future operations could affect our future financial results.

Changes in the business environment could lead us to decide to change the scope of operations of our business, which could result in restructuring and asset impairment charges. The amount and timing of such charges can be difficult to predict. Factors that contribute to the amount and timing of such charges include:

•	the timing and execution of plans and programs that are subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and post-retirement costs;

•	the timing of future divestitures and the amount and type of proceeds realized from such divestitures; and

•	changes in the fair value of certain long-lived assets and goodwill.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxation in the U.S., China, Singapore and numerous other foreign taxing jurisdictions. Our effective tax rate is subject to fluctuations as it is impacted by a number of factors, including the following:

•	the amount of profit determined to be earned and taxed in each jurisdiction;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;

•	impact of the Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting initiative on tax policy and enacted laws; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

Our management has identified a material weakness in our internal control over financial reporting related to accounting for income taxes. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations and the trading prices of our securities.

As disclosed in “Item 9A-Controls and Procedures” below, our management identified a material weakness in our internal control over financial reporting related to the effective monitoring and oversight of controls over the completeness, existence, accuracy, valuation and presentation of the income tax provision, including deferred tax assets, valuation allowances, and tax uncertainties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We are actively remediating the identified material weakness. If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny and otherwise have a material adverse effect on our business, financial condition, results of operations or the trading prices of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain dual corporate headquarters located in Greensboro, North Carolina and Hillsboro, Oregon. In Greensboro, we have two office buildings (leased), a six-inch wafer production facility (owned), a R&D and prototyping facility (leased) and other leased office space. In Greensboro, we also have a previously idled production facility (leased) that has been reconfigured to perform certain manufacturing operations. In Hillsboro, we have a single facility (owned) that includes office space and a wafer fabrication facility. We also have wafer fabrication facilities in Richardson, Texas (owned), Apopka, Florida (owned) and Bend, Oregon (leased). In the first quarter of fiscal 2017, we acquired an additional wafer fabrication facility in Farmers Branch, Texas, which we currently plan to use to expand our BAW filter capacity.

We have assembly and test facilities located in Beijing, China (the building is owned and we hold a land-use right for the land), where we assemble and test modules. During fiscal 2016, we brought a new assembly and test facility in Dezhou, China on-line (the equipment is owned and we lease the land and building). We operate a filter assembly and test facility in San Jose, Costa Rica (owned). In Broomfield, Colorado (leased), Brooksville, Florida (owned), Richardson, Texas (owned), and the Philippines (leased), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business. We also have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).

We lease space for our design centers in Chandler, Arizona; Newberry Park, San Jose, Torrance, California; Broomfield, Colorado; Hiawatha, Iowa; Chelmsford, Massachusetts; High Point, North Carolina; Tokyo, Japan; Shanghai, China; Utrecht, The Netherlands; Zele, Belgium; Munich, Germany; Nørresundby, Denmark; and Colomiers, France. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Hong Kong; Reading, England; Bangalore, India; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading “Legal Matters” in Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “QRVO.” The table below shows the high and low sales prices of our common stock from the date of the Business Combination through the end of our fiscal year, as reported by The NASDAQ Stock Market LLC. As of May 13, 2016, there were 799 holders of record of our common stock. This number does not include the beneficial owners of unexchanged stock certificates related to the Business Combination or the additional beneficial owners of our common stock who held their shares in street name as of that date.

	High	Low
Fiscal Year Ended April 2, 2016
First Quarter	$88.35	$65.44
Second Quarter	82.25	42.24
Third Quarter	60.00	42.67
Fourth Quarter	51.95	33.30

Fiscal Year Ended March 28, 2015	High	Low
Fourth Quarter	$85.63	$63.02

We have never declared or paid cash dividends on our common stock.  Although we currently intend to retain our earnings for use in our business, our future dividend policy with respect to our common stock may change and will depend on our earnings, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH

	January 2, 2015	March 28, 2015	June 27, 2015	October 3, 2015	January 2, 2016	April 2, 2016
Total Return Index for:
Qorvo, Inc.	100.00	112.61	114.22	63.86	72.30	72.19
NASDAQ Composite	100.00	103.33	105.49	97.60	105.86	103.28
S&P 500	100.00	100.95	101.23	94.71	101.38	102.75
NASDAQ Electronic Components	100.00	99.37	94.72	86.12	97.89	97.58

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on January 2, 2015, the registration date of our common stock under Rule 12g-3(c) of the Exchange Act.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

E.	Qorvo, Inc. was added to the S&P 500 Index on June 12, 2015.

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 3, 2016 to January 30, 2016	—	$—	—	$750.0 million
January 31, 2016 to February 27, 2016	7,970	$40.78	7,970	$425.0 million
February 28, 2016 to April 2, 2016	2,014	$40.78	2,014	$250.0 million
Total	9,984	$40.78	9,984	$250.0 million

On November 5, 2015, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding common stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During the third quarter of fiscal 2016, we repurchased approximately 4.6 million shares of our common stock for approximately $250.0 million. During the fourth quarter of fiscal 2016, we repurchased approximately 10.0 million shares of our common stock for approximately $500.0 million. The amounts for the fourth quarter of fiscal 2016 reflect shares repurchased pursuant to variable maturity accelerated share repurchase ("ASR") agreements we entered into with Bank of America, N.A. on February 16, 2016 as part of the $1.0 billion share repurchase program described above. At April 2, 2016, approximately $250.0 million remains available for future repurchases under the $1.0 billion authorization (see Note 14 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a further discussion of our share repurchase program, including our ASR agreements).

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report.

	Fiscal Year End
	2016		2015	(4)	2014		2013		2012
(In thousands, except per share data)

Revenue	$2,610,726		$1,710,966		$1,148,231		$964,147		$871,352

Operating costs and expenses:
Cost of goods sold	1,561,173		1,021,658		743,304		658,332		582,586
Research and development	448,763		257,494		197,269		178,793		151,697
Marketing and selling	420,467		164,657		74,672		68,674		63,217
General and administrative	113,632		85,229		76,732		64,242		50,107
Other operating expense (income)	54,723	(8)	59,462	(5)	28,913	(3)	9,786		(898)
Total operating costs and expenses	2,598,758		1,588,500		1,120,890		979,827		846,709
Income (loss) from operations	11,968		122,466		27,341		(15,680)		24,643

Interest expense	(23,316)	(9)	(1,421)		(5,983)		(6,532)		(10,997)
Interest income	2,068		450		179		249		468
Other income (expense)	6,418		(254)		2,336		(3,936)		1,514
(Loss) income before income taxes	(2,862)		121,241		23,873		(25,899)		15,628
Income tax (expense) benefit	(25,983)	(10)	75,062	(6)	(11,231)		(27,100)	(2)	(14,771)	(1)
Net (loss) income	$(28,845)		$196,303		$12,642		$(52,999)		$857
Net (loss) income per share:
Basic	$(0.20)		$2.17		$0.18		$(0.76)		$0.01
Diluted	$(0.20)		$2.11		$0.18		$(0.76)		$0.01
Weighted average shares of common stock outstanding
Basic	141,937		90,477		70,499		69,650		69,072
Diluted	141,937		93,211		72,019		69,650		70,644

	As of Fiscal Year End
	2016		2015	(4)	2014		2013		2012
Cash and cash equivalents	425,881		299,814		171,898		101,662		135,524
Short-term investments	186,808		244,830		72,067		77,987		164,863
Working capital	1,135,409	(11)	1,174,795		317,445		330,523		421,182
Total assets	6,596,819		6,892,379	(7)	920,312		931,999		964,584
Long-term debt and capital lease obligations, less current portion	988,130	(9)	—		18		82,123		119,102
Stockholders' equity	4,999,672		6,173,160		676,351		639,014		672,331

1 Income tax expense for fiscal 2012 includes the effects of an increase of a valuation allowance against foreign net deferred tax assets.
2 Income tax expense for fiscal 2013 includes the effects of an increase of a valuation allowance against domestic net deferred tax assets and the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at our U.K. facility.
3 Other operating expense (income) includes the impairment of intangible assets of $11.3 million and restructuring expenses of $11.1 million (see Note 10 of the Notes to the Consolidated Financial Statements), as well as acquisition related expenses of $5.1 million (see Note 5 of the Notes to the Consolidated Financial Statements).

4 As a result of the Business Combination, which was completed on January 1, 2015, fiscal 2015 results include the results of TriQuint as of March 28, 2015 and for the period of January 1, 2015 through March 28, 2015.
5 Other operating expense (income) includes acquisition and integration related expenses of $43.5 million (see Note 5 of the Notes to the Consolidated Financial Statements) and restructuring expenses of $10.9 million associated with the Business Combination (see Note 10 of the Notes to the Consolidated Financial Statements).
6 Income tax benefit for fiscal 2015 includes the effects of the income tax benefit generated by the reduction in the valuation allowance against domestic deferred tax assets (see Note 11 of the Notes to the Consolidated Financial Statements).
7 Total assets include goodwill and intangible assets totaling approximately $4,430.7 million associated with the Business Combination (see Note 5 of the Notes to the Consolidated Financial Statements).
8 Other operating expense (income) includes integration related expenses of $26.5 million (see Note 5 of the Notes to the Consolidated Financial Statements) and restructuring expenses of $10.1 million (including stock-based compensation) associated with the Business Combination (see Note 10 of the Notes to the Consolidated Financial Statements).
9 During fiscal 2016, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 and recorded $25.8 million of related interest expense, which was offset by $5.2 million of capitalized interest (see Note 7 of the Notes to the Consolidated Financial Statements).
10 Income tax expense for fiscal 2016 includes the effects of the income tax expense generated by the increase in the valuation allowance against domestic state deferred tax assets (see Note 11 of the Notes to the Consolidated Financial Statements).
11 ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" was adopted in fiscal 2016, prospectively, which requires deferred tax assets and deferred tax liabilities to be presented as non-current in a classified balance sheet. Prior periods presented were not retrospectively adjusted (see Note 11 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication facilities, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage platform providers and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, additional claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, security breaches and other similar disruptions compromising our information and exposing us to liability, and the impact of stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW

Company

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) entered into an Agreement and Plan of Merger and Reorganization as subsequently amended on July 15, 2014 (the "Merger Agreement"), with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals ("Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's fiscal 2015 Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015 (the "Post-Combination Period") and for the full fiscal year of 2016.

For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or "us” in this report refers to RFMD and its subsidiaries prior to the closing of the Business Combination and to Qorvo and its subsidiaries after the closing of the Business Combination.

Qorvo® is a leading provider of technologies and solutions that address the growing demand for always-on, high reliability, broadband data connectivity. We combine one of the industry’s broadest portfolios of radio frequency (“RF”) solutions and semiconductor technologies with deep systems-level expertise and scale manufacturing capabilities to enable a diverse set of cutting-edge customer products, including smartphones, tablets, wearables, broadband customer premise equipment, home automation, in-vehicle infotainment, data center and military radar and communications. Our products are helping to drive the ongoing, rapid transformation of how people around the world interact with their communities, access and use data, and transact commerce.

We have more than 7,300 global employees dedicated to delivering solutions for everything that connects the world. We have world-class ISO-certified manufacturing facilities, and our Richardson, Texas facility is a U.S. Department of Defense (“DoD”)-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide (“GaAs”), gallium nitride (“GaN”) and bulk acoustic wave (“BAW”) technologies, products and services. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

Business Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation (“2G”) mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”), low noise amplifiers ("LNAs") and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking ("ET") power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things (“IoT”).

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. Qorvo’s RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation (“5G”) wireless networks. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip (“SoC”) solutions and various multichip and hybrid assemblies. Our market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. Our RF solutions for the IoT enable the connected car and an array of industrial applications, and we serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies.

As of April 2, 2016, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. In connection with the Business Combination, in the fourth quarter of fiscal 2015, we renamed our Cellular Products Group operating segment as MP and our Multi-Market Products Group operating segment as IDP. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group as an operating segment (see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our operating segments).

Fiscal 2016 Management Summary

•	Our revenue increased 52.6% in fiscal 2016 to $2,610.7 million as compared to $1,711.0 million in fiscal 2015, primarily because fiscal 2015 included only three months of TriQuint revenue.

•
Our gross margin for fiscal 2016 was 40.2% compared to 40.3% for fiscal 2015. This slight decrease was primarily due to cash and non-cash expenses related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions.

•
Our operating income was $12.0 million in fiscal 2016 as compared to $122.5 million in fiscal 2015. This decrease was primarily due to cash and non-cash expenses related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion and was partially offset by increased revenue and profitability resulting from the addition of TriQuint's operations and by a favorable change in product mix towards higher margin products.

•	Our net loss per diluted share was $0.20 for fiscal 2016 compared to net income per diluted share of $2.11 for fiscal 2015.

•
We generated positive cash flow from operations of $687.9 million for fiscal 2016 as compared to $305.6 million for fiscal 2015. This year-over-year increase was primarily attributable to improved profitability resulting from the addition of TriQuint's operations exclusive of non-cash Business Combination expenses.

•
Capital expenditures totaled $315.6 million in fiscal 2016 as compared to $169.9 million in fiscal 2015, with the increase primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives.

•
During fiscal 2016, we completed the sale of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”), and recorded $25.8 million of related interest expense (which was offset by $5.2 million of capitalized interest).

•
During fiscal 2016, we repurchased approximately 24.3 million shares of our common stock for approximately $1,300.0 million as compared to 0.8 million shares repurchased for approximately $50.9 million during fiscal 2015.

•
During fiscal 2016, we recorded integration and restructuring expenses totaling $36.6 million related to the Business Combination as compared to acquisition, integration and restructuring expenses totaling $54.4 million in fiscal 2015.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2016, 2015 and 2014:

	2016		2015		2014
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,610,726	100.0%	$1,710,966	100.0%	$1,148,231	100.0%
Cost of goods sold	1,561,173	59.8	1,021,658	59.7	743,304	64.7
Gross profit	1,049,553	40.2	689,308	40.3	404,927	35.3
Research and development	448,763	17.2	257,494	15.0	197,269	17.2
Marketing and selling	420,467	16.1	164,657	9.6	74,672	6.5
General and administrative	113,632	4.3	85,229	5.0	76,732	6.7
Other operating expense	54,723	2.1	59,462	3.5	28,913	2.5
Operating income	$11,968	0.5%	$122,466	7.2%	$27,341	2.4%

Revenue

Our overall revenue increased $899.8 million, or 52.6%, in fiscal 2016 as compared to fiscal 2015, primarily because fiscal 2015 included only three months of TriQuint revenue.

Our overall revenue increased $562.7 million, or 49.0%, in fiscal 2015 as compared to fiscal 2014. The increase in revenue was primarily due to the inclusion of TriQuint revenue for the Post-Combination Period and increased demand for our cellular RF solutions for smartphones.

We sold our products to our largest end customer through multiple contract manufacturers, which in the aggregate, accounted for approximately 37%, 32% and 20% of total revenue in fiscal years 2016, 2015 and 2014, respectively. Huawei Technologies Co., Ltd. accounted for approximately 12%, 7% and 4% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 7%, 14% and 25% of our total revenue in fiscal years 2016, 2015 and 2014, respectively. The majority of the revenue from these customers was from our mobile product sales. No other customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

International shipments amounted to $2,304.4 million in fiscal 2016 (approximately 88% of revenue) compared to $1,395.2 million in fiscal 2015 (approximately 82% of revenue) and $805.4 million in fiscal 2014 (approximately 70% of revenue). Shipments to Asia totaled $2,162.1 million in fiscal 2016 (approximately 83% of revenue) compared to $1,282.2 million in fiscal 2015 (approximately 75% of revenue) and $756.1 million in fiscal 2014 (approximately 66% of revenue).

Gross Margin

Our overall gross margin for fiscal 2016 was 40.2% as compared to 40.3% in fiscal 2015. This slight decrease was primarily due to cash and non-cash expenses related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions.

Our overall gross margin for fiscal 2015 increased to 40.3% as compared to 35.3% in fiscal 2014. This increase was primarily due to a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions. The increase was partially offset by expenses related to the Business Combination (including intangible amortization and inventory step-up), and average selling price erosion.

Operating Expenses

Research and Development

In fiscal 2016, R&D expenses increased $191.3 million, or 74.3%, compared to fiscal 2015, primarily due to the inclusion of TriQuint R&D expenses for a full fiscal year (fiscal 2015 included only three months of TriQuint expenses) and increases in headcount and product development costs related to new mobile products.

In fiscal 2015, R&D expenses increased $60.2 million, or 30.5%, compared to fiscal 2014, primarily due to the inclusion of TriQuint R&D expenses for the Post-Combination Period.

Marketing and Selling

In fiscal 2016, marketing and selling expenses increased $255.8 million, or 155.4%, compared to fiscal 2015, primarily due to marketing-related intangible asset amortization resulting from the Business Combination and the addition of TriQuint marketing and selling expenses for a full fiscal year (fiscal 2015 included only three months of TriQuint expenses).

In fiscal 2015, marketing and selling expenses increased $90.0 million, or 120.5%, compared to fiscal 2014, primarily due to the inclusion of TriQuint marketing and selling expenses for the Post-Combination Period.

General and Administrative

In fiscal 2016, general and administrative expenses increased $28.4 million, or 33.3%, compared to fiscal 2015, due to the inclusion of TriQuint general and administrative expenses for a full fiscal year (fiscal 2015 included only three months of TriQuint expenses).

In fiscal 2015, general and administrative expenses increased $8.5 million, or 11.1%, compared to fiscal 2014. This increase was due to the inclusion of TriQuint general and administrative expenses for the Post-Combination Period and was partially offset by decreased consulting expenses and IP-related legal expenses as compared to fiscal 2014.

Other Operating Expense

In fiscal 2016, other operating expenses were $54.7 million, as compared to $59.5 million for fiscal 2015. In fiscal 2016, we recorded integration costs of $26.5 million and restructuring costs of $10.1 million (including stock-based compensation) associated with the Business Combination, as well as $14.1 million of start-up costs related to new processes and operations in both existing and new facilities. In fiscal 2015, other operating expenses included acquisition costs of $12.2 million, integration costs of $31.3 million, and restructuring costs of $10.9 million associated with the Business Combination.

Operating Income

Our overall operating income was $12.0 million for fiscal 2016 as compared to $122.5 million for fiscal 2015. This decrease was primarily due to costs related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion and was partially offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions.

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

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year
	2016	2015	2014
(In thousands, except percentages)
Revenue	$2,083,334	$1,395,035	$935,313
Operating income	$591,751	$404,382	$109,862
Operating income as a % of revenue	28.4%	29.0%	11.7%

MP revenue increased $688.3 million, or 49.3%, in fiscal 2016 as compared to fiscal 2015 (fiscal 2015 included only three months of TriQuint revenue).

The decrease in MP operating income as a percentage of revenue in fiscal 2016 as compared to fiscal 2015 was primarily due to increased expenses related to the development of new mobile products, partially offset by higher gross margins (resulting from a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion).

MP revenue increased $459.7 million, or 49.2%, in fiscal 2015 as compared to fiscal 2014. The increase in revenue is primarily due to the inclusion of TriQuint revenue for the Post-Combination Period and increased demand for our cellular RF solutions for smartphones.

MP operating income increased $294.5 million, or 268.1%, in fiscal 2015 as compared to fiscal 2014, primarily due to higher revenue and improved gross margin resulting from a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions, which were partially offset by average selling price erosion.

Infrastructure and Defense Products

	Fiscal Year
	2016	2015	2014
(In thousands, except percentages)
Revenue	$523,512	$313,274	$212,897
Operating income	$108,370	$72,262	$32,315
Operating income as a % of revenue	20.7%	23.1%	15.2%

IDP revenue increased $210.2 million, or 67.1%, in fiscal 2016 as compared to fiscal 2015 (fiscal 2015 included only three months of TriQuint revenue).

The decrease in IDP operating income as a percentage of revenue in fiscal 2016 as compared to fiscal 2015 was primarily due to lower gross margins resulting from decreased demand for wireless infrastructure products during the first half of fiscal 2016. The demand for wireless infrastructure products began to show signs of recovery in the third quarter of fiscal 2016 and continued to improve in the fourth quarter of fiscal 2016.

IDP revenue increased $100.4 million, or 47.1%, in fiscal 2015 as compared to fiscal 2014. The increase in revenue was primarily due to the inclusion of TriQuint revenue for the Post-Combination Period and increased demand for our wireless infrastructure products.

IDP operating income increased $39.9 million, or 123.6%, in fiscal 2015 as compared to fiscal 2014, primarily due to improved gross margin resulting from manufacturing- and sourcing-related cost reductions and a favorable shift in product mix towards higher margin wireless infrastructure products, which was partially offset by average selling price erosion.

See Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2016, 2015 and 2014.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2016	2015	2014
Interest expense	$(23,316)	$(1,421)	$(5,983)
Interest income	2,068	450	179
Other income (expense)	6,418	(254)	2,336
Income tax (expense) benefit	(25,983)	75,062	(11,231)

Interest expense

During the third quarter of fiscal 2016, we issued $1.0 billion of Notes and recognized $25.8 million of related interest expense. Interest expense in the preceding table for fiscal 2016 is net of capitalized interest of $5.2 million. In fiscal 2017, we will record a full year of interest expense related to the Notes of approximately $69.9 million, which will be partially offset by interest capitalized to property and equipment. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2016, and will result in payments totaling approximately $71.2 million in fiscal 2017. In fiscal 2015, our 1.00% Convertible Subordinated Notes due 2014 (the "2014 Notes") became due (on April 15, 2014) and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Other income (expense)

Other income (expense) increased for fiscal 2016, primarily due to a gain recognized from the sale of equity securities.

Income taxes

Income tax expense for fiscal 2016 was $26.0 million, which is primarily comprised of tax expense related to international operations and tax expense of $25.1 million related to an increase in the valuation allowance against domestic state tax net operating loss and credit deferred tax assets and foreign net operating loss deferred tax assets, offset by a tax benefit arising from domestic operations. For fiscal 2016, this resulted in an annual effective tax rate of (908.0)%.
In comparison, income tax benefit for fiscal 2015 was $75.1 million, which was primarily comprised of tax expense related to domestic and international operations offset by a tax benefit of $135.8 million related to a decrease in the valuation allowance against domestic deferred tax assets. For fiscal 2015, this resulted in an annual effective tax rate of (61.9)%.
Income tax expense for fiscal 2014 was $11.2 million, which was primarily comprised of tax expense related to international operations. For fiscal 2014, this resulted in an annual effective tax rate of 47.1%.
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. It is management's intent to reevaluate the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2016, 2015 and 2014, the valuation allowance against domestic and foreign deferred tax assets was $34.7 million, $13.8 million, and $143.3 million, respectively.
The valuation allowance against net deferred tax assets increased in fiscal 2016 by $20.9 million. The increase was comprised primarily of a $20.2 million increase in the valuation allowance for state deferred tax assets for net operating losses and tax credits, a $5.0 million increase in the valuation allowance for foreign net operating loss deferred tax assets, and a $4.3 million decrease in the valuation allowance related to a deferred tax asset recorded in the initial purchase price accounting for the Business Combination. The Business Combination adjustment related to a deferred tax asset which was recorded during fiscal 2015 in the initial purchase price accounting with a full valuation allowance, but which deferred tax asset was determined in fiscal 2016 to not exist as of the acquisition date. Accordingly, in fiscal 2016, that deferred tax asset was removed along with the offsetting deferred tax asset valuation allowance. During fiscal 2016, North Carolina enacted legislation to reduce the corporate income tax rate from 5% to 4% and phase-in over a three-year period a move to a single sales factor apportionment methodology. In addition, the Company underwent operational changes to leverage existing resources and capabilities of its Singapore subsidiary and consolidate operations and responsibilities associated with its foreign back-end manufacturing operations and foreign customers in that Singapore subsidiary. Together these changes result in a significant decrease in the amount of future taxable income expected to be allocated to North Carolina and the other states in which the net operating loss and credit carryovers exist. As a result, it is no longer more likely than not that those state net operating loss and credit carryovers for which a valuation allowance is being provided will be used before they expire. The foreign net operating losses relate to the China subsidiary which owns the new internal assembly and test facility that became operational during the current fiscal year and has incurred losses since inception. At the end of fiscal 2016, a $5.2 million valuation allowance remained against foreign net deferred tax assets and a $29.5 million valuation allowance remained against domestic deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

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

The valuation allowance against net deferred tax assets increased in fiscal 2014 by $20.9 million from the $164.2 million balance as of the end of fiscal 2013. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the acquisition of Amalfi Semiconductor, Inc. ("Amalfi") and $2.8 million for other changes in net deferred tax assets for domestic and other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.
As of April 2, 2016, we had federal loss carryovers of approximately $220.5 million that expire in fiscal years 2017 to 2035 if unused and state losses of approximately $173.5 million that expire in fiscal years 2017 to 2035 if unused. Federal research credits of $94.3 million, federal foreign tax credits of $4.9 million, and state credits of $52.4 million may expire in fiscal years 2018 to 2036, 2017 to 2026, and 2017 to 2031, respectively. Federal alternative minimum tax credits of $3.2 million carry forward indefinitely. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with the acquisitions of Filtronic Compound Semiconductors, Limited; Sirenza Microdevices, Inc.; Silicon Wave, Inc.; Amalfi; and the Business Combination in prior years. The utilization of these acquired domestic tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

Our gross unrecognized tax benefits totaled $69.1 million as of April 2, 2016, $59.4 million as of March 28, 2015, and $39.4 million as of March 29, 2014. Of these amounts, $64.2 million (net of federal benefit of state taxes), $55.0 million (net of federal benefit of state taxes), and $30.9 million (net of federal benefit of state taxes) as of April 2, 2016, March 28, 2015, and March 29, 2014, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

It is our policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2016, 2015 and 2014, we recognized $1.6 million, $1.2 million and $0.9 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $5.0 million, $3.4 million, and $2.3 million as of April 2, 2016, March 28, 2015, and March 29, 2014, respectively. Within the next 12 months, we believe it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for tax positions taken in prior years where the only uncertainty was related to the timing of the tax deduction.

STOCK-BASED COMPENSATION

Under Financial Accounting Standards Board ("FASB") ASC 718, “Compensation – Stock Compensation,” stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of April 2, 2016, total remaining unearned compensation cost related to nonvested restricted stock units and options was $78.9 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of April 2, 2016, we had working capital of approximately $1,135.4 million, including $425.9 million in cash and cash equivalents, compared to working capital at March 28, 2015, of $1,174.8 million, including $299.8 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $612.7 million as of April 2, 2016. This balance includes approximately $205.2 million held by our foreign subsidiaries. If all of these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently expect to reinvest these funds outside of the U.S. permanently and do not expect to repatriate them to fund our U.S. operations.

Stock Repurchase

On November 5, 2015, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our outstanding common stock through November 4, 2016.

On February 16, 2016, we entered into variable maturity accelerated share repurchase (ASR) agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A.  These agreements are part of our $1.0 billion share repurchase program described above. For the upfront payment of $500.0 million, we received 3.1 million shares of our common stock under the collared agreement (representing 50% of the shares we would have repurchased assuming an average share price of $40.78) and 4.9 million shares of our common stock under the uncollared agreement (representing 80% of the shares we would have repurchased assuming an average share price of $40.78).  On March 10, 2016, we received an additional 2.0 million shares of our common stock under the collared agreement. Final settlements of the ASR agreements are expected to be completed in the first quarter of fiscal 2017.

In addition to the 10.0 million shares of our common stock that we repurchased under the ASR agreements for $500.0 million, we repurchased 4.6 million shares of our common stock on the open market for $250.0 million (under the $1.0 billion share repurchase program) in the third quarter of fiscal 2016. As of April 2, 2016, a total of $250.0 million remains authorized under this program for future repurchases.

In fiscal 2016, we also repurchased 9.7 million shares of our common stock for approximately $550.0 million under a $200.0 million program authorized in February 2015 and a $400.0 million program authorized in August 2015.

Cash Flows from Operating Activities

Operating activities in fiscal 2016 provided cash of $687.9 million, compared to $305.6 million in fiscal 2015. This year-over-year increase was primarily attributable to improved profitability from the addition of TriQuint's operations exclusive of non-cash Business Combination expenses.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2016 was $278.7 million, compared to $63.9 million in fiscal 2015. This increase was due to higher capital expenditures (primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives), which was partially offset by increased proceeds from maturities of available-for-sale securities in fiscal 2016 as compared to fiscal 2015. In fiscal 2015, the Business Combination accounted for an increase in cash provided by investing activities of approximately $224.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2016 was $282.9 million, compared to $112.9 million in fiscal 2015. This increase in net cash used in financing activities was primarily due to the repurchase of 24.3 million shares of our common stock for approximately $1,300.0 million, which was partially offset by the net proceeds from the issuance of our Notes of approximately $987.8 million. During fiscal 2015, the remaining principal balance of the 2014 Notes of $87.5 million was paid.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2016, 2015 and 2014. Our financial results in fiscal 2017 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of April 2, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 2, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period

	Total Payments	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and thereafter
Capital commitments	$103,898	$103,879	$19	$—	$—
Long-term debt obligations	1,630,296	71,171	137,750	137,750	1,283,625
Operating leases	52,352	12,012	16,122	8,770	15,448
Purchase obligations	106,048	105,994	54	—	—
Cross-licensing liability	15,420	2,540	4,480	5,400	3,000
Deferred compensation	6,468	505	978	596	4,389
Total	$1,914,482	$296,101	$159,403	$152,516	$1,306,462

Capital Commitments

On April 2, 2016, we had capital commitments of approximately $103.9 million, primarily related to projects for increasing manufacturing capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements. In addition to the capital commitments included in the table above, in the first quarter of fiscal 2017, we committed an aggregate of approximately $200.0 million in connection with signing a definitive agreement to acquire a privately-held technology company, acquiring a wafer fabrication facility which we currently plan to use to expand our BAW filter capacity (including equipment) and starting construction of a new office and design center.

Long-Term Debt

On November 19, 2015, we completed the offering of the Notes, which were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of November 19, 2015 (the “Indenture”), by and among the Company, our domestic subsidiaries that guarantee our obligations under our revolving credit facility, as guarantors (the “Guarantors”), and MUFG Union Bank, N.A., as trustee. Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2016.

At any time prior to December 1, 2018, we may redeem all or part of the 2023 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, we may redeem up to 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 106.75%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2018, we may redeem the 2023 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

At any time prior to December 1, 2020, we may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, we may redeem up to 35% of the original aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.00%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2020, we may redeem the 2025 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

Operating Leases

We lease certain of our corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from less than one year to 12 years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of April 2, 2016, the total future minimum lease payments related to facility and equipment operating leases is approximately $52.4 million.

Purchase Obligations

Our purchase obligations, totaling approximately $106.0 million, are primarily for the purchase of raw materials and manufacturing services that are not recorded as liabilities on our balance sheet because we had not received the related goods or services as of April 2, 2016.

Cross-Licensing Agreements

The cross-licensing liability represents payables under a cross-licensing agreement and are included in "Accrued liabilities" and "Other long-term liabilities" on the Consolidated Balance Sheet as of April 2, 2016.

Deferred Compensation

Commitments for deferred compensation represents the liability under our Non-Qualified Deferred Compensation Plan (the "NDCP"). The NDCP provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The deferred earnings are invested at the discretion of each participating employee or director and the deferred compensation we are obligated to deliver is adjusted for increases or decreases in the deferred amount due to such investment. The current portion and non-current portion of the deferred compensation obligation is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Other Contractual Obligations

As of April 2, 2016, in addition to the amounts shown in the Contractual Obligations table above, we had $74.1 million of unrecognized income tax benefits and accrued interest, of which $12.4 million had been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $11.3 million as of April 2, 2016. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.2 million in fiscal 2016 and are expected to be similar in fiscal 2017.

Credit Agreement

On April 7, 2015, we and our Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and
L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. As of April 2, 2016, we have no outstanding amounts under the Credit Agreement.

At our option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Base Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three or six months, as selected by us. The Applicable Rate for Eurodollar Rate loans ranges from 1.50% per annum to 2.00% per annum. The Applicable Rate for Base Rate loans ranges from 0.50% per annum to 1.00% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. We will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

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

The Credit Agreement also contains customary events of default, and the occurrence of an event of default will increase the applicable rate of interest by 2.00% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of April 7, 2020 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made).

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had approximately a 1% or lower impact on margins in fiscal years 2016, 2015 and 2014.

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

Sales of products are generally made through either our sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of our products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. We have limited rebate programs offering price protection to certain distributors. These rebates represent less than 3% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. We reduce revenue and record reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement.

We also recognize a portion of our net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property (IP) revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.
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
Accounts receivable are recorded for all revenue items listed above and do not bear interest. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

Our terms and conditions do not give our customers a right of return associated with the original sale of our products. However, we will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. We evaluate our estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. Reserves are adjusted to reflect changes in the estimated returns versus the original sale of product.

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

We account for goodwill and indefinite-lived intangible assets in accordance with the FASB's guidance, which requires annual testing for impairment or whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual impairment tests on the first day of the fourth quarter in each fiscal year. Our indefinite-lived intangible assets consist of in-process research and development ("IPRD").

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

Goodwill

Goodwill is allocated to our reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2016, our goodwill balance of $2,135.7 million is allocated between our MP and IDP reporting units. For fiscal 2016, although there were no indicators of impairment, we opted to bypass the qualitative assessment and proceeded to perform fair value assessments of our reporting units (the first step of the quantitative impairment analysis) on the first day of the fourth quarter in fiscal 2016 as the fair value of the reporting units have changed (due to the Business Combination) since the last time we performed a quantitative analysis.

In performing these quantitative assessments, consistent with our historical approach, we used both the income and market approaches to estimate the fair value of our reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to our market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. Our market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

The discount rate used is the value-weighted average of our estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. We believe the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.

We considered historical rates and current market conditions when determining the discount and growth rates used in our analysis. For fiscal 2016, the material assumptions used for the income approach were eight years of projected net cash flows and a long-term growth rate of 3% for both the MP and IDP reporting units. A discount rate of 15% and 16% was used for the MP and IDP reporting units, respectively.

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weighted the results of the income approach and the results of the market approach at 50% each and for the MP and IDP reporting units, concluded that the fair value of the reporting units was determined to be substantially in excess of the carrying value, and as such, no further analysis was warranted.

Under the income approach described above, the following indicates the sensitivity of key assumptions utilized in the assessment. A one percentage point decrease in the discount rate would have increased the fair value of the MP and IDP reporting units by approximately $660.0 million and $140.0 million, respectively, while a one percentage point increase in the discount rate would have decreased the fair value of the MP and IDP reporting units by approximately $560.0 million and $110.0 million, respectively. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MP and IDP reporting units by approximately $290.0 million and $50.0 million, respectively, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MP and IDP reporting units by approximately $340.0 million and $70.0 million, respectively.

In fiscal years 2015 and 2014, we completed our annual qualitative impairment assessments of goodwill which included but were not limited to the evaluation of macroeconomic conditions as related to our business; industry and market trends; and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. For both fiscal years 2015 and 2014, based on these assessments, we concluded that goodwill was not impaired.

We intend to resume performing qualitative assessments in future fiscal years.

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, we recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal 2016, we completed and transferred into developed technology approximately $203.0 million of IPRD. We performed a qualitative assessment of the remaining IPRD during fiscal 2016 and concluded that IPRD was not impaired.

See Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding an impairment of assets recorded in the fourth quarter of fiscal 2014.

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

The fair value of developed technology acquired during fiscal years 2013 and 2015 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life ranging from four to six years.

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement was amortized on a units of use activity method over its useful life of approximately four years and was fully amortized as of April 2, 2016.

The fair value of trade names acquired in fiscal 2015 was determined based on an income approach using the "relief from royalty method," in which the value of the asset is determined by discounting the future projected cash flows generated from the trade name's estimated royalties. Trade names are amortized on a straight-line basis over the estimated useful life of three years.

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and was fully amortized as of April 2, 2016.

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

Impairment of Long-lived Assets. We review the carrying values of all long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-

performance of a business, significant negative industry or economic trends, and significant changes or planned changes in our use of assets.

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

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not likely (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not that a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance will simplify certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows. The new standard will become effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the effects this new guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard will revise the current guidance for lessees, lessors and sale-leaseback transactions. Under the new guidance substantially all lessees will now recognize a right-of-use asset and a lease liability for all of their leases with terms greater than 12 months even if the lease is an operating lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flow arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance becomes effective for us in the first quarter of fiscal 2020. We are currently evaluating the effects the new guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This new standard will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effects this new standard will have on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the
Accounting for Measurement-Period Adjustments." This standard requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for us beginning in the first quarter of fiscal 2017 and will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Entities that measure their inventory other than the last-in, last-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. We will adopt the provisions of this standard in the first quarter of fiscal 2018 and we are currently evaluating the effects it will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under this guidance, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. We will adopt the provisions of this standard in the first quarter of fiscal 2017, and we do not expect this new guidance to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The FASB has issued several amendments to the new guidance. In August 2015, they delayed the effective date for adoption by one year. In March 2016, additional guidance was issued that clarifies the principal versus agent considerations within the new revenue standard. In April 2016, additional guidance was issued that clarifies the identification of distinct performance obligations in a contract as well as clarifies the accounting for licenses of intellectual property. In May 2016, additional guidance was issued related to transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The new amended guidance will become effective for us in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. We have not determined which method we will adopt and we are currently evaluating the effects the new guidance will have on our consolidated financial statements.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which required entities to present deferred tax assets ("DTA") and deferred tax liabilities ("DTL") as non-current in a classified balance sheet. This ASU simplified the current guidance, which required entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. We adopted ASU 2015-17 in the third quarter of fiscal 2016, as we believed the adoption of this standard reduced the complexity of our consolidated financial statements as well as enhanced the usefulness of the related financial information. Prior periods presented in the Consolidated Balance Sheet were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 required debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt liability's carrying value, which is consistent with the presentation of debt discounts. We elected to early adopt this guidance in fiscal 2016, and as a result, debt issuance costs are presented as a direct deduction of Long-term debt on the Consolidated Balance Sheet.

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

At April 2, 2016, we held available-for-sale investments with an estimated fair value of $344.0 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Our cash and cash equivalents and investments earned an average annual interest rate of less than 1% in fiscal 2016 or approximately $2.1 million in interest income. In fiscal 2015, our investments earned an average annual interest rate of approximately 0.1% or approximately $0.5 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

Credit Agreement
The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The interest rates on this facility are variable; however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of April 2, 2016.

Currency Exchange Rates

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.   We have foreign operations in Costa Rica, Europe and Asia, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Renminbi, Euro, Pound Sterling and Costa Rican Colon. If the U.S. dollar weakens compared to the Renminbi, Euro, Pound Sterling, Costa Rican Colon and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.

For fiscal 2016, we incurred a foreign currency loss of $0.7 million as compared to a loss of $0.2 million in fiscal 2015, which is recorded in “Other income (expense).”

Our financial instrument holdings, including foreign receivables, cash and payables at April 2, 2016, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.6 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $1.3 million.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 2, 2016	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$425,881	$299,814
Short-term investments (Notes 1 & 3)	186,808	244,830
Accounts receivable, less allowance of $143 and $539 as of April 2, 2016 and March 28, 2015, respectively	316,356	353,830
Inventories (Notes 1 & 4)	427,551	346,900
Prepaid expenses	63,850	52,169
Other receivables (Note 1)	47,380	25,816
Deferred tax assets (Notes 1 & 11)	—	150,208
Other current assets (Notes 1 & 8)	41,384	26,538
Total current assets	1,509,210	1,500,105
Property and equipment:
Land	25,255	25,326
Building and leasehold improvements	337,875	253,224
Machinery and equipment	1,188,310	919,651
Furniture and fixtures	13,884	12,951
Computer equipment and software	51,641	45,807
	1,616,965	1,256,959
Less accumulated depreciation	(751,898)	(609,576)
	865,067	647,383
Construction in progress	181,821	235,988
Total property and equipment, net	1,046,888	883,371
Goodwill (Notes 1, 5 & 6)	2,135,697	2,140,586
Intangible assets, net (Notes 1, 5 & 6)	1,812,515	2,307,229
Long-term investments (Notes 1 & 3)	26,050	4,083
Other non-current assets (Notes 8 & 11)	66,459	57,005
Total assets	$6,596,819	$6,892,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,364	$182,468
Accrued liabilities (Notes 8, 9, & 10)	137,889	131,871
Other current liabilities (Note 11)	30,548	10,971
Total current liabilities	373,801	325,310
Long-term debt (Note 7)	988,130	—
Deferred tax liabilities (Note 11)	152,160	310,189
Other long-term liabilities (Notes 8, 9, 10 & 11)	83,056	83,720
Total liabilities	1,597,147	719,219
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 127,386 and 149,059 shares issued and outstanding at April 2, 2016 and March 28, 2015, respectively	5,442,613	6,584,247
Accumulated other comprehensive loss, net of tax	(3,133)	(124)
Accumulated deficit	(439,808)	(410,963)
Total stockholders’ equity	4,999,672	6,173,160
Total liabilities and stockholders’ equity	$6,596,819	$6,892,379
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2016	2015	2014

Revenue	$2,610,726	$1,710,966	$1,148,231
Cost of goods sold (Note 6)	1,561,173	1,021,658	743,304
Gross profit	1,049,553	689,308	404,927

Operating expenses:
Research and development	448,763	257,494	197,269
Marketing and selling (Note 6)	420,467	164,657	74,672
General and administrative	113,632	85,229	76,732
Other operating expense (Notes 5, 6 & 10)	54,723	59,462	28,913
Total operating expenses	1,037,585	566,842	377,586
Income from operations	11,968	122,466	27,341

Interest expense (Note 7)	(23,316)	(1,421)	(5,983)
Interest income	2,068	450	179
Other income (expense)	6,418	(254)	2,336
(Loss) income before income taxes	$(2,862)	$121,241	$23,873

Income tax (expense) benefit (Note 11)	(25,983)	75,062	(11,231)
Net (loss) income	$(28,845)	$196,303	$12,642

Net (loss) income per share (Note 12):
Basic	$(0.20)	$2.17	$0.18
Diluted	$(0.20)	$2.11	$0.18

Weighted average shares of common stock outstanding (Note 12):
Basic	141,937	90,477	70,499
Diluted	141,937	93,211	72,019

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2016	2015	2014
Net (loss) income	$(28,845)	$196,303	$12,642
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	742	3,920	3
Change in pension liability, net of tax	1,153	(2,894)	(348)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(89)	(392)	55
Reclassification adjustments, net of tax:
Recognized gain on marketable securities	(4,994)	—	—
Amortization of pension actuarial loss	179	27	3
Other comprehensive (loss) income	(3,009)	661	(287)
Total comprehensive (loss) income	$(31,854)	$196,964	$12,355

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, March 30, 2013	70,040	$1,259,420	$(498)	$(619,908)	$639,014
Net income	—	—	—	12,642	12,642
Other comprehensive loss	—	—	(287)	—	(287)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,562	3,326	—	—	3,326
Issuance of common stock in connection with employee stock purchase plan	247	4,617	—	—	4,617
Repurchase of common stock, including transaction costs	(634)	(12,780)	—	—	(12,780)
Stock-based compensation expense	—	29,819	—	—	29,819
Balance, March 29, 2014	71,215	$1,284,402	$(785)	$(607,266)	$676,351
Net income	—	—	—	196,303	196,303
Other comprehensive income	—	—	661	—	661
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	3,199	5,167	—	—	5,167
Issuance of common stock for Business Combination	75,306	5,254,367	—	—	5,254,367
Issuance of common stock in connection with employee stock purchase plan	98	2,730	—	—	2,730
Tax benefit from exercised stock options	—	9,834	—	—	9,834
Repurchase of common stock, including transaction costs	(759)	(50,874)	—	—	(50,874)
Stock-based compensation expense	—	78,621	—	—	78,621
Balance, March 28, 2015	149,059	$6,584,247	$(124)	$(410,963)	$6,173,160
Net loss	—	—	—	(28,845)	(28,845)
Other comprehensive loss	—	—	(3,009)	—	(3,009)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,156	4,406	—	—	4,406
Issuance of common stock in connection with employee stock purchase plan	429	17,967	—	—	17,967
Tax benefit from exercised stock options	—	636	—	—	636
Repurchase of common stock, including transaction costs	(24,258)	(1,300,009)	—	—	(1,300,009)
Stock-based compensation expense	—	135,366	—	—	135,366
Balance, April 2, 2016	127,386	$5,442,613	$(3,133)	$(439,808)	$4,999,672

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(28,845)	$196,303	$12,642
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	180,362	74,239	45,698
Intangible assets amortization (Note 6)	494,589	142,749	28,638
Non-cash interest expense and amortization of debt issuance costs	112	843	5,101
Investment discount amortization, net	9	4	(40)
Excess tax benefit from exercises of stock options	(935)	(13,993)	(50)
Deferred income taxes	(12,189)	(109,970)	441
Foreign currency adjustments	1,705	(242)	(507)
Loss on impairment of intangible assets (Note 6)	—	—	11,300
(Income) loss on investments and other assets, net	(4,705)	8,986	1,038
Stock-based compensation expense	139,516	64,941	29,901
Changes in operating assets and liabilities:
Accounts receivable, net	36,682	(30,369)	6,160
Inventories	(84,116)	10,423	35,266
Prepaid expenses and other current and non-current assets	(28,871)	(26,384)	(1,543)
Accounts payable	(461)	(30,107)	(43,393)
Accrued liabilities	3,862	(3,884)	4,825
Income tax payable/(recoverable)	4,300	12,704	(4,653)
Other liabilities	(13,088)	9,381	25
Net cash provided by operating activities	687,927	305,624	130,849
Investing activities:
Purchase of available-for-sale securities	(340,527)	(387,734)	(125,037)
Proceeds from maturities of available-for-sale securities	390,009	261,185	130,999
Purchase of investments	(25,000)	—	—
Proceeds from the sale of investments	11,575	297	2,586
Purchase of business, net of cash acquired	—	224,324	—
Proceeds from the sale of business	—	1,500	—
Purchase of intangibles	—	(1,100)	(1,327)
Purchase of property and equipment	(315,624)	(169,862)	(66,753)
Proceeds from sale of property and equipment	853	7,448	2,499
Net cash used in investing activities	(278,714)	(63,942)	(57,033)
Financing activities:
Proceeds from debt issuances	1,175,000	—	—
Payment of debt	(175,000)	(87,503)	—
Excess tax benefit from exercises of stock options	935	13,993	50
Debt issuance costs	(13,588)	(36)	(122)
Proceeds from the issuance of common stock	51,875	46,072	17,480
Repurchase of common stock, including transaction costs	(1,300,009)	(50,874)	(12,780)
Tax withholding paid on behalf of employees for restricted stock units	(22,168)	(34,250)	(9,113)
Restricted cash associated with financing activities	131	—	—
Other financing	(28)	(300)	240
Net cash used in financing activities	(282,852)	(112,898)	(4,245)
Effect of exchange rate changes on cash	(294)	(868)	665
Net increase in cash and cash equivalents	126,067	127,916	70,236
Cash and cash equivalents at the beginning of the period	299,814	171,898	101,662
Cash and cash equivalents at the end of the period	$425,881	$299,814	$171,898
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,164	$930	$1,205
Cash paid during the year for income taxes	$34,942	$34,590	$15,350
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$33,548	$9,346	$—
Fair value of equity consideration related to Business Combination (Note 5)	$—	$5,254,367	$—

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2016

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

The Company is a leading provider of technologies and radio frequency (“RF”) solutions for mobile, infrastructure and defense and aerospace applications. The Company is a preferred supplier to the world’s leading companies that serve the mobile device, networks infrastructure and defense and aerospace markets. The Company’s design and manufacturing expertise encompasses many semiconductor process technologies, which it sources both internally and through external suppliers. The Company operates worldwide with its design, sales and manufacturing facilities located throughout Asia, Europe and North America. The Company’s primary manufacturing facilities are located in North Carolina, Oregon, Texas and Florida and its primary assembly and test facilities are located in China, Costa Rica and Texas.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations, assets and liabilities associated with the Business Combination have been included in the Company's financial statements from the acquisition date of January 1, 2015 (see Note 5).

In the third quarter of fiscal 2016, the Company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. Prior periods presented in the Consolidated Balance Sheet were not retrospectively adjusted.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 2, 2016, March 28, 2015, and March 29, 2014. Fiscal year 2016 was a 53-week year and fiscal years 2015 and 2014 were 52-week years.

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
Investments

Investments available-for-sale at April 2, 2016 consisted of U.S. government/agency securities, corporate debt, auction rate securities (ARS), and money market funds. Investments available-for-sale at March 28, 2015 consisted of U.S. government/agency securities, corporate debt, marketable equity securities, ARS, and money market funds.  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in “Other comprehensive (loss) income.”  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other income (expense).”  The cost of available-for-sale securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest.

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in "Other comprehensive (loss) income."  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Inventories

Inventories are stated at the lower of cost or market based on standard costs which approximates actual average costs. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales which include management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to thirty-nine years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation.

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

The Company capitalizes the portion of the interest expense related to certain assets that are not ready for their intended use and this amount is depreciated over the estimated useful lives of the qualified assets. The Company capitalized approximately $5.2 million of interest expense in fiscal 2016. The Company additionally records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($37.3 million as of April 2, 2016 and $15.2 million as of March 28, 2015, which are reported on a net basis), precious metal reclaims submitted for payment, interest receivables and other miscellaneous items.

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

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board's ("FASB") guidance, which requires annual testing for impairment or whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company performs its annual impairment tests on the first day of the fourth quarter in each fiscal year. Indefinite-lived intangible assets consists of in-process research and development ("IPRD").

The Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for its impairment test, the Company is required to make assumptions and judgments including but not limited to, the following: the evaluation of macroeconomic conditions as related to our business; industry and market trends; and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. The Company also considers recent fair value calculations of its indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then the Company would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For indefinite-lived intangible assets, the quantitative analysis compares the carrying value of the asset to its fair value and an impairment charge is recognized for the amount its carrying value exceeds its fair value. Determining the fair value of reporting units, indefinite-lived intangible assets and implied fair value of a reporting unit's goodwill is reliant upon estimated future revenues, profitability and cash flows and consideration of market factors. Assumptions, judgments and estimates are complex, subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy or its internal forecasts. Although the Company believes the assumptions, judgments and estimates it has made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect its results of operations.

Goodwill

Goodwill is allocated to the Company's reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2016, the Company's goodwill balance of $2,135.7 million is allocated between its Mobile Products (MP) and Infrastructure and Defense Products (IDP) reporting units. For fiscal 2016, although there were no indicators of impairment, the Company opted to bypass the qualitative assessment and proceeded to perform fair value assessments of its reporting units (the first step of the quantitative impairment analysis) on the first day of the fourth quarter in fiscal 2016 as the fair value of the reporting units have changed (due to the Business Combination) since the last time the Company performed a quantitative analysis.

The Company has performed these quantitative assessments, consistent with its historical approach, using both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to the Company's market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company's market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

The discount rate used is the value-weighted average of the Company's estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company's weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company believes the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.

The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analysis. For fiscal 2016, the material assumptions used for the income approach were eight years of projected net cash flows and a long-term growth rate of 3% for both the MP and IDP reporting units. A discount rate of 15% and 16% was used for the MP and IDP reporting units, respectively.

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company weighted the results of the income approach and the results of the market approach at 50% each and for the MP and IDP reporting units, concluded that the fair value of the reporting units was determined to be substantially in excess of the carrying value, and as such, no further analysis was warranted.

Under the income approach described above, the following indicates the sensitivity of key assumptions utilized in the assessment. A one percentage point decrease in the discount rate would have increased the fair value of the MP and IDP reporting units by approximately $660.0 million and $140.0 million, respectively, while a one percentage point increase in the discount rate would have decreased the fair value of the MP and IDP reporting units by

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

approximately $560.0 million and $110.0 million, respectively. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MP and IDP reporting units by approximately $290.0 million and $50.0 million, respectively, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MP and IDP reporting units by approximately $340.0 million and $70.0 million, respectively.

In fiscal years 2015 and 2014, the Company completed its annual qualitative impairment assessments of goodwill which included but were not limited to the evaluation of macroeconomic conditions as related to its business; industry and market trends; and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. For both fiscal years 2015 and 2014, based on these assessments, the Company concluded that goodwill was not impaired.

The Company intends to resume performing qualitative assessments in future fiscal years.

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, the Company recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal 2016, the Company completed and transferred into developed technology approximately $203.0 million of IPRD. The Company performed a qualitative assessment of the remaining IPRD during fiscal 2016 and concluded that IPRD was not impaired.

See Note 6 for additional information regarding an impairment of assets recorded in the fourth quarter of fiscal 2014.

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

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement was amortized on a units of use activity method over its useful life of approximately four years and was fully amortized as of April 2, 2016.

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

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and was fully amortized as of April 2, 2016.

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

Sales of products are generally made through either the Company's sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of the Company’s products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 3% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. The Company reduces revenue and records reserves for product returns and allowances for price protection and stock rotation based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property (IP) revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.

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

Accounts receivable are recorded for all revenue items listed above and do not bear interest. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the original sale, the Company will record an allowance against amounts due, and thereby reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience.

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

Research and Development

The Company charges all R&D costs to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.2 million, $0.5 million, and $0.1 million for fiscal years 2016, 2015 and 2014, respectively.

Precious Metals Reclaim

The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period and state the reclaim value at the lower of average cost or market. The estimated value to be received from precious metal reclaim is included in "Other current assets" and reclaims submitted for payment are included in "Other receivables" on the Consolidated Balance Sheets.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of April 2, 2016, total remaining unearned compensation cost related to nonvested restricted stock units and options was $78.9 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity” in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in “Other income (expense)” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance will simplify certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows. The new standard will become effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard will revise the current guidance for lessees, lessors and sale-leaseback transactions. Under the new guidance, substantially all lessees will recognize a right-of-use asset and a lease liability for all of their leases with terms greater than 12 months even if the lease is an operating lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flow arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance becomes effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This new standard will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the effects this new standard will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the
Accounting for Measurement-Period Adjustments." This standard requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for us beginning in the first quarter of fiscal 2017 and will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Entities that measure their inventory other than the last-in, last-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. The Company will adopt the provisions of this standard in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under this guidance, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. The Company will adopt the provisions of this standard in the first quarter of fiscal 2017, and does not believe it will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The FASB has issued several amendments to the new guidance. In August 2015, they delayed the effective date for adoption by one year. In March 2016, additional guidance was issued that clarifies the principal versus agent considerations within the new revenue standard. In April 2016, additional guidance was issued that clarifies the identification of distinct performance obligations in a contract as well as clarifies the accounting for licenses of intellectual property. In May 2016, additional guidance was issued related to transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The new amended guidance will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is evaluating the effects the new guidance will have on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which required entities to present deferred tax assets ("DTA") and deferred tax liabilities ("DTL") as non-current in a classified balance sheet. This ASU simplified the current guidance, which required entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The Company adopted ASU 2015-17 in the third quarter of fiscal 2016, as it believed the adoption of this standard reduced the complexity of its consolidated financial statements as well as enhanced the usefulness of the related financial information. Prior periods presented in the Consolidated Balance Sheet were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 required debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt liability's carrying value, which is consistent with the presentation of debt discounts. The Company elected to early adopt this guidance in fiscal 2016, and as a result, debt issuance costs are presented as a direct deduction of Long-term debt on the Consolidated Balance Sheet.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Fiscal Year
	2016	2015	2014
Huawei Technologies Co., Ltd. (Huawei)	12%	7%	4%
Samsung Electronics, Co., Ltd. (Samsung)	7%	14%	25%

In addition, the Company sold its products to another end customer through multiple contract manufacturers, which in the aggregate accounted for approximately 37%, 32% and 20% of total revenue in fiscal years 2016, 2015 and 2014, respectively. The majority of the revenue from these customers was from the sale of the Company’s mobile products.

Huawei accounted for approximately 13%, 7% and 5% of the Company's total accounts receivable balance as of April 2, 2016, March 28, 2015 and March 29, 2014, respectively, and Samsung accounted for approximately 10%, 7% and 25% of the Company's total accounts receivable balance as of April 2, 2016, March 28, 2015 and March 29, 2014, respectively.

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of cash equivalents and available-for-sale securities as of April 2, 2016 and March 28, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
April 2, 2016
U.S. government/agency securities	$149,874	$19	$(1)	$149,892
Auction rate securities	2,150	—	(350)	1,800
Corporate debt	45,510	—	—	45,510
Money market funds	146,779	—	—	146,779
	$344,313	$19	$(351)	$343,981
March 28, 2015
U.S. government/agency securities	$197,516	$8	$(17)	$197,507
Auction rate securities	2,150	—	(400)	1,750
Corporate debt	43,164	—	(17)	43,147
Marketable equity securities	1,594	6,581	—	8,175
Money market funds	48,961	—	—	48,961
	$293,385	$6,589	$(434)	$299,540

The estimated fair value of available-for-sale securities was based on the prevailing market values on April 2, 2016 and March 28, 2015. The Company determines the cost of an investment sold based on the specific identification method.

There were $10.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for fiscal 2016. The gross realized gains and losses recognized on available-for-sale securities for fiscal 2015 were insignificant.

Unrealized losses on available-for-sale investments in a continuous loss position for fewer than 12 months as of April 2, 2016 and as of March 28, 2015 were insignificant. Unrealized losses on available-for-sale investments in a

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

continuous loss position for 12 months or greater were $0.4 million as of April 2, 2016. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of March 28, 2015.

The aggregate amount of available-for-sale securities in an unrealized loss position at April 2, 2016 was $55.6 million with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at March 28, 2015 was $112.9 million with $0.4 million in unrealized losses.

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	April 2, 2016		March 28, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$342,163	$342,181	$289,641	$289,615
Due after ten years	2,150	1,800	2,150	1,750
Total investments in debt securities	$344,313	$343,981	$291,791	$291,365

Other Investments

On August 4, 2015, Qorvo's wholly-owned subsidiary, TriQuint, invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment was accounted for as a cost method investment and classified in "Long-term investments" on the Company's Consolidated Balance Sheet as of April 2, 2016. No impairment was recognized on the Company's cost-method investment during fiscal 2016.

Fair Value of Financial Instruments

The Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, marketable equity securities, auction rate securities (ARS), and money market funds. Marketable securities are reported in "Cash and cash equivalents", "Short-term investments" and "Long-term investments" on the Company’s Consolidated Balance Sheets and are recorded at fair value and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recurring Fair Value Measurements

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of April 2, 2016 and March 28, 2015 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
April 2, 2016
Assets:
Available-for-sale securities
U.S. government/agency securities	$149,892	$149,892	$—
Auction rate securities (1)	1,800	—	1,800
Corporate debt (2)	45,510	—	45,510
Money market funds	146,779	146,779	—
Total available-for-sale securities	343,981	296,671	47,310
Invested funds in deferred compensation plan (3)	6,468	6,468	—
Total assets measured at fair value:	$350,449	$303,139	$47,310
Liabilities:
Deferred compensation plan obligation (3)	6,468	6,468	—
Total liabilities measured at fair value:	$6,468	$6,468	$—

March 28, 2015
Assets:
Available for-sale securities
U.S. government/agency securities	$197,507	$197,507	$—
Auction rate securities (1)	1,750	—	1,750
Corporate debt (2)	43,147	—	43,147
Marketable equity securities	8,175	8,175	—
Money market funds	48,961	48,961	—
Total available-for-sale securities	299,540	254,643	44,897
Invested funds in deferred compensation plan (3)	8,614	8,614	—
Total assets measured at fair value:	$308,154	$263,257	$44,897
Liabilities:
Deferred compensation plan obligation (3)	8,614	8,614	—
Total liabilities measured at fair value:	$8,614	$8,614	$—

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

As of April 2, 2016 and March 28, 2015, the Company did not have any Level 3 assets or liabilities.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized (see Note 6 for an IPRD impairment charge recorded in the fourth quarter of fiscal 2014).

The Company's Consolidated Balance Sheet as of March 28, 2015, includes non-financial assets and liabilities measured at fair value as a result of the Business Combination (see Note 5).

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 7 for the fair value of the Company's long-term debt.

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	Fiscal Year
	2016	2015
Raw materials	$89,928	$71,863
Work in process	228,626	137,306
Finished goods	108,997	137,731
Total inventories	$427,551	$346,900

5.    BUSINESS ACQUISITIONS

Business Combination between RFMD and TriQuint

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination.

As a result of the Business Combination, RFMD and TriQuint have combined complementary product portfolios, featuring power amplifiers (PAs), power management integrated circuits (PMICs), antenna control solutions, switch-based products and premium filters, to deliver a comprehensive portfolio of high-performance mobile solutions. It is expected that the Business Combination will continue to strengthen the combined company’s service to the infrastructure and defense/aerospace industries and enable advanced gallium nitride (GaN) solutions for additional markets and applications. It is also expected that customers will benefit from new scale advantages in manufacturing and R&D, as well as an aggressive roadmap of new products and technologies.
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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes. Under FASB ASC Topic 805, RFMD is treated as having acquired TriQuint in an all-stock transaction for an estimated total purchase price of approximately $5,254.4 million. The calculation of the total purchase price was based on the outstanding shares of TriQuint Common Stock as of the acquisition date multiplied by the exchange ratio of 1.6749, and the resulting shares were then adjusted by the one-for-four reverse stock split and multiplied by the Qorvo split-adjusted share price of $66.36 on the date of acquisition. The purchase price also includes the fair value of replacement equity awards attributable to service prior to the closing of the Business Combination, which is estimated based on the ratio of the service period rendered as of the acquisition date to the total service period.

The measurement period (up to one year from the acquisition date pursuant to ASC Topic 805 "Business Combinations") was concluded during the third quarter of fiscal 2016. The initial $2,036.7 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which amount was allocated to the Company's MP operating segment ($1,745.5 million) and IDP operating segment ($291.2 million). During the measurement period, $3.8 million and $1.1 million of goodwill was reduced and allocated to property and equipment and deferred taxes, respectively. Goodwill recognized from the Business Combination is not deductible for income tax purposes.

TriQuint's results of operations, which include revenue of $259.5 million and a net loss of $132.5 million, are included in the Company’s fiscal 2015 Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015. The net loss includes adjustments for amortization expense of the acquired intangible assets, inventory step-up, stock-based compensation related to the Business Combination and restructuring expenses.

During fiscal 2016, the Company incurred approximately $26.5 million of integration costs and approximately $10.1 million of restructuring costs (including stock-based compensation) associated with the Business Combination. During fiscal 2015, the Company incurred acquisition costs of $12.2 million, integration costs of $31.3 million, and restructuring costs of $10.9 million associated with the Business Combination. During fiscal 2014, the Company incurred acquisition-related costs of $5.1 million associated with the Business Combination.

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Consolidated Statements of Operations as "Other operating expense." See Note 10 for further information on the restructuring.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pro forma financial information (unaudited)

The following unaudited pro forma consolidated financial information for fiscal years 2015 and 2014 assumes that the Business Combination was completed as of March 31, 2013 (in thousands, except per share data):

	2015	2014
Revenue	$2,556,045	$2,037,466
Net income (loss)	30,447	(475,219)
Basic net income (loss) per share	$0.21	$(3.26)
Diluted net income (loss) per share	$0.20	$(3.26)

Pro forma revenue includes adjustments for the purchases by RFMD of various products from TriQuint. These results are not intended to be a projection of future results and do not reflect the actual revenue that might have been achieved by Qorvo. Pro forma net income (loss) includes adjustments for amortization expense of acquired intangible assets, stock-based compensation, acquisition-related costs, and an adjustment for income taxes.

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

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal years 2015 and 2016, are as follows (in thousands):

Balance as of March 29, 2014	$103,901
Goodwill resulting from Business Combination (Note 5)	2,036,685
Balance as of March 28, 2015	$2,140,586
Measurement period adjustments from Business Combination (Note 5)	(4,889)
Balance as of April 2, 2016 (1)	$2,135,697

(1) As of April 2, 2016, the Company’s goodwill balance of $2,135.7 million was comprised of gross goodwill of $2,757.3 million less accumulated impairment losses and write-offs of $621.6 million.

Pursuant to the Merger Agreement, RFMD and TriQuint completed the Business Combination in fiscal 2015, which resulted in initial goodwill of 2,036.7 million (see Note 5).

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2016, $1,751.5 million and $384.2 million of the Company’s goodwill balance was allocated to its MP reporting unit and IDP reporting unit, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles assets (in thousands):

	April 2, 2016		March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
IPRD	$267,000	N/A	$470,000	N/A
Technology licenses	12,446	11,021	12,446	10,701
Customer relationships	1,267,103	377,357	1,267,103	99,471
Developed technology	915,163	277,736	712,163	124,028
Wafer supply agreement	20,443	20,443	20,443	16,059
Trade names	29,000	12,083	29,000	2,417
Backlog	65,000	65,000	65,000	16,250
Total	$2,576,155	$763,640	$2,576,155	$268,926

As a result of the Business Combination, intangible assets increased by $2,394.0 million which resulted in the recognition of $482.3 million of amortization expense in fiscal 2016 (of which $199.3 million was recorded in "Cost of goods sold" and $283.0 million was recorded in "Marketing and selling") and $120.3 million of amortization expense in fiscal 2015 (of which $49.6 million was recorded in "Cost of goods sold" and $70.7 million was recorded in "Marketing and selling").

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

During fiscal 2016, $203.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 4 to 6 years. As of April 2, 2016, IPRD for the MP operating segment totaled approximately $257.0 million and are between 70% and 85% complete with estimated completion dates through the end of fiscal 2017. As of April 2, 2016, IPRD associated with the IPD operating segment totaled approximately $10.0 million and is approximately 60% complete with estimated completion dates through the end of fiscal 2017. Remaining costs to complete IPRD for the MP and IDP operating segments are approximately $5.0 million to $10.0 million and $10.0 million to $15.0 million, respectively.

The remaining IPRD asset is classified as an indefinite lived intangible asset that is not currently subject to amortization but is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The IPRD asset will be subject to amortization upon completion of its respective research and at the start of commercialization. The fair value assigned to the IPRD asset was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If the IPRD is abandoned, the acquired technology attributable to the efforts will be expensed in the Consolidated Statements of Operations.

In the fourth quarter of fiscal 2014, the Company initiated a restructuring effort to reduce operating expenses (see Note 10 for further information on the restructuring). As part of this restructuring, the Company discontinued engineering efforts on an IPRD project acquired for MP as part of the acquisition of Amalfi and an impairment charge of $11.3 million was recorded in "Other operating expense."

Total intangible assets amortization expense was $494.6 million, $142.7 million and $28.6 million in fiscal years 2016, 2015 and 2014, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2017	$493,050
2018	529,050
2019	442,790
2020	196,234
2021	133,471

7.    DEBT

Debt at April 2, 2016 is as follows (in thousands):

April 2, 2016
6.75% Senior Notes due 2023	$450,000
7.00% Senior Notes due 2025	550,000
Less unamortized issuance costs	(11,870)
Total long-term debt	$988,130

Senior Notes

On November 19, 2015, the Company completed an offering of $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The carrying value of issuance costs related to the Notes is $11.9 million as of April 2, 2016, and is presented on the Consolidated Balance Sheet as a direct deduction of Long-term debt.

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2016. During fiscal 2016, the Company recognized $25.8 million of interest expense related to the Notes which was offset by $5.2 million of interest capitalized to property and equipment.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Registration Rights Agreement
In connection with the offering of the Notes, the Company entered into a Registration Rights Agreement, dated as of November 19, 2015 (the “Registration Rights Agreement”), with the Guarantors party thereto, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Notes, on the other hand.

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

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of April 2, 2016, of $465.8 million and $581.6 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period.

Credit Agreement

On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During fiscal 2016, the Company borrowed and repaid $175.0 million under the revolving credit facility. As of April 2, 2016, the Company has no outstanding amounts under the Credit Agreement.

At the Company's option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Base Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.50% per annum to 2.00% per annum. The Applicable Rate for Base Rate loans ranges from 0.50% per annum to 1.00% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

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

The Credit Agreement also contains customary events of default, and the occurrence of an event of default will increase the applicable rate of interest by 2.00% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of April 7, 2020 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made).

Convertible Debt

In April 2007, the Company issued $200.0 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 (the “2012 Notes”) and $175.0 million aggregate principal amount of 1.00% convertible subordinated notes due 2014 (the “2014 Notes”). During fiscal 2013, the Company redeemed the remaining $26.5 million principal balance of its 2012 Notes and $47.4 million original principal amount of its 2014 Notes, which resulted in a loss of $2.8 million. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

The effective interest rate for the liability component was 7.2% for the 2014 Notes during fiscal year 2014. Interest expense on the liability component of the 2014 Notes was $0.9 million and amortization of the discount was $5.2 million during fiscal 2014.

8.     RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder or national pension plans with differing eligibility and contributory requirements based on local and national regulations. U.S. employees are eligible to participate in the Company's fully qualified 401(k) plans immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

by Federal regulations). Employer contributions to the 401(k) plans are made at the discretion of the Company’s Board of Directors and are fully vested to U.S. employees after completion of two continuous years of service.

In total, the Company contributed $11.7 million, $6.5 million and $5.5 million to its domestic and foreign defined contribution plans during fiscal years 2016, 2015 and 2014, respectively.

Defined Benefit Pension Plans

As a result of the Business Combination, the Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with $3.4 million of assets valued as on April 2, 2016. Assets of the funded plan are included in "Other non-current assets" in the Consolidated Balance Sheets. The net periodic benefit obligations of both plans was $11.3 million and $12.2 million as of April 2, 2016 and March 28, 2015, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of April 2, 2016 and March 28, 2015. The net periodic benefit costs were approximately $0.8 million, $0.4 million and $0.3 million for fiscal years 2016, 2015 and 2014, respectively.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan (the "NDCP") which was assumed, amended and restated by Qorvo on January 1, 2015 as a result of the Business Combination. The NDCP provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NDCP is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $6.5 million and $8.6 million as of April 2, 2016 and March 28, 2015, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $0.5 million and $5.3 million as of April 2, 2016 and March 28, 2015, respectively, and are included in "Other current assets" and "Accrued liabilities" on the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $6.0 million and $3.3 million as of April 2, 2016 and March 28, 2015, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" on the Consolidated Balance Sheets.

9.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain of its corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from less than one year to 12 years. Several have renewal options of up to two, ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of April 2, 2016, the total future minimum lease payments related to facility and equipment operating leases is approximately $52.4 million.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Minimum future lease payments under non-cancelable operating leases as of April 2, 2016, are as follows (in thousands):

Fiscal Year
2017	$12,012
2018	9,420
2019	6,702
2020	4,628
2021	4,142
Thereafter	15,448
Total minimum payment	$52,352

Rent expense under operating leases, including facilities and equipment, was approximately $14.2 million, $12.1 million, and $10.7 million for fiscal years 2016, 2015 and 2014, respectively.

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

10.    RESTRUCTURING

During fiscal years 2016 and 2015, the Company recorded restructuring expenses in "Other operating expense" of approximately $10.1 million (including stock-based compensation) and $10.9 million, respectively, as a result of the Business Combination (see Note 5), primarily related to employee termination benefits. The restructuring obligations (relating primarily to employee termination benefits) totaling $1.1 million and $6.4 million as of April 2, 2016 and March 28, 2015, respectively, are included in “Accrued liabilities” in the Consolidated Balance Sheets.

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

In the fourth quarter of fiscal 2014, the Company initiated another restructuring to reduce operating expenses. The Company recorded restructuring expenses in “Other operating expense” of approximately $1.3 million and $2.5 million, in fiscal years 2015 and 2014, respectively, primarily related to employee termination benefits. As part of this restructuring, the Company discontinued engineering efforts related to an IPRD project and impaired the intangible asset in the amount of $11.3 million, which is also recorded in “Other operating expense” (see Note 6). This restructuring initiative was completed during fiscal 2015.

In March 2013, the Company announced that it would phase out manufacturing in its Newton Aycliffe, U.K.-based GaAs facility and transition the remaining product demand from that facility to its GaAs manufacturing facility in Greensboro, N.C.  During the second quarter of fiscal 2014, the Company sold its U.K.-based GaAs facility to

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Compound Photonics. The Company recorded restructuring charges in “Other operating expense” of approximately $4.4 million in fiscal year 2014 primarily related to impaired property, plant and equipment and employee termination benefits. This restructuring initiative was completed during fiscal 2014.

In fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company recorded restructuring charges in “Other operating expense” of approximately $0.1 million, $0.2 million and $0.1 million in fiscal years 2016, 2015 and 2014, respectively, related to lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $3.0 million and $3.5 million as of April 2, 2016 and March 28, 2015, respectively, are included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. As of April 2, 2016, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $0.8 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.

11.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2016	2015	2014
United States	$(35,923)	$127,281	$(7,120)
Foreign	33,061	(6,040)	30,993
Total	$(2,862)	$121,241	$23,873

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Current (expense) benefit:
Federal	$(4,285)	$(15,862)	$(875)
State	(541)	(2,871)	24
Foreign	(33,346)	(16,175)	(9,939)
	(38,172)	(34,908)	(10,790)
Deferred (expense) benefit:
Federal	$27,794	$100,884	$488
State (1)	(31,229)	3,928	59
Foreign	15,624	5,158	(988)
	12,189	109,970	(441)
Total	$(25,983)	$75,062	$(11,231)

(1) In fiscal 2016, the state deferred tax expense included a $31.0 million income tax expense related to an increase in the valuation allowance for the deferred tax asset related to state net operating losses and tax credits.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax (loss) income for fiscal years 2016, 2015 and 2014 is as follows (dollars in thousands):

	Fiscal Year
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$1,002	35.00%	$(42,434)	35.00%	$(8,355)	35.00%
Decrease (increase) resulting from:
State benefit (provision), net of federal (provision) benefit	(1,320)	(46.14)	(6,710)	5.53	75	(0.31)
Tax credits	15,459	540.21	3,538	(2.92)	3,177	(13.31)
Foreign tax credits	—	—	—	—	574	(2.41)
Effect of changes in income tax rate applied to net deferred tax assets	(2,716)	(94.92)	(20)	0.02	(65)	0.27
Foreign tax rate difference	4,114	143.77	(13,342)	11.00	636	(2.66)
Change in valuation allowance	(25,120)	(877.84)	135,812	(112.02)	5,890	(24.67)
Adjustments to net deferred tax assets	—	—	—	—	2,939	(12.31)
Stock-based compensation	(5,362)	(187.37)	(1,309)	1.08	(635)	2.66
Tax reserve adjustments	(8,699)	(303.99)	(3,928)	3.24	(1,482)	6.21
Deemed dividend	(3,984)	(139.21)	(2,751)	2.27	(1,122)	4.70
Write-off U.K. gross deferred tax assets	—	—	—	—	(12,699)	53.19
Domestic production activities deduction	—	—	2,620	(2.16)	—	—
Other income tax benefit (expense)	643	22.49	3,586	(2.95)	(164)	0.69
	$(25,983)	(908.00)%	$75,062	(61.91)%	$(11,231)	47.05%

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2016	2015
Deferred income tax assets:
Inventory reserve	$19,588	$15,878
Basis in stock and other investments	—	1,070
Equity compensation	93,340	85,150
Accumulated depreciation/basis difference	11,512	13,341
Net operating loss carry-forwards	52,050	72,169
Research and other credits	85,782	68,086
Other deferred assets	32,535	37,590
Total deferred income tax assets	294,807	293,284
Valuation allowance	(34,682)	(13,777)
Total deferred income tax assets, net of valuation allowance	$260,125	$279,507

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(322,578)	$(410,801)
Accumulated depreciation/basis difference	(70,140)	(12,864)
Deferred gain	(1,227)	(2,506)
Other deferred liabilities	—	(2,685)
Total deferred income tax liabilities	(393,945)	(428,856)
Net deferred income tax (liabilities) assets	$(133,820)	$(149,349)

Amounts included in consolidated balance sheets:
Current assets	$—	$150,208
Current liabilities	—	—
Non-current assets	18,340	10,632
Non-current liabilities	(152,160)	(310,189)

Net deferred income tax (liabilities) assets	$(133,820)	$(149,349)

The Company has recorded a $34.7 million and a $13.8 million valuation allowance against the U.S. deferred tax assets and deferred tax assets at foreign subsidiaries as of April 2, 2016 and March 28, 2015, respectively. These valuation allowances were established based upon management's opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management's intent to reevaluate the ability to realize the benefit of these deferred tax assets on a quarterly basis.

The valuation allowance against net deferred tax assets increased in fiscal 2016 by $20.9 million. The increase was comprised primarily of $20.2 million increase in the valuation allowance for state deferred tax assets for net operating losses and tax credits, a $5.0 million increase in the valuation allowance for foreign net operating loss deferred tax assets, and a $4.3 million decrease in the valuation allowance related to a deferred tax asset recorded in the initial purchase price accounting for the Business Combination. The Business Combination adjustment related to a deferred tax asset which was recorded during fiscal 2015 in the initial purchase price accounting with a full valuation allowance, but which deferred tax asset was determined in fiscal 2016 to not exist as of the acquisition date. Accordingly, in fiscal 2016, that deferred tax asset was removed along with the offsetting deferred tax asset valuation allowance.

During fiscal 2016, North Carolina enacted legislation to reduce the corporate income tax rate from 5% to 4% and phase-in over a three-year period a move to a single sales factor apportionment methodology. In addition, the Company underwent operational changes to leverage existing resources and capabilities of its Singapore subsidiary and consolidate operations and responsibilities associated with its foreign back-end manufacturing operations and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

foreign customers in that Singapore subsidiary. Together these changes result in a significant decrease in the amount of future taxable income expected to be allocated to North Carolina and the other states in which the net operating loss and credit carryovers exist. As a result, it is no longer more likely than not that those state net operating loss and credit carryovers for which a valuation allowance is being provided will be used before they expire. The foreign net operating losses relate to the China subsidiary which owns the new internal assembly and test facility that became operational during the current fiscal year and has incurred losses since inception. At the end of fiscal 2016, a $5.2 million valuation allowance remained against foreign net deferred tax assets and a $29.5 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

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

The valuation allowance against net deferred tax assets decreased in fiscal 2014 by $20.9 million. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the Amalfi acquisition and $2.8 million for other changes in net deferred tax assets for domestic and for other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.

As of April 2, 2016, the Company had federal loss carryovers of approximately $220.5 million that expire in fiscal years 2017 to 2035 if unused and state losses of approximately $173.5 million that expire in fiscal years 2017 to 2035 if unused. Federal research credits of $94.3 million, federal foreign tax credits of $4.9 million, and state credits of $52.4 million may expire in fiscal years 2018 to 2036, 2017 to 2026, and 2017 to 2031, respectively. Federal alternative minimum tax credits of $3.2 million will carry forward indefinitely. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in the current and prior years. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At April 2, 2016, the Company has not provided U.S. taxes on approximately $754.7 million of undistributed earnings of foreign subsidiaries that have been indefinitely reinvested outside the U.S.

In the Business Combination, the Company acquired foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in March 2024 and December 2021, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Income tax expense decreased in fiscal 2016 and 2015 by $8.3 million (approximately $0.06 per basic and diluted share impact), and $19.1 million (approximately $0.21 per basic and diluted share impact), respectively, as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $69.1 million as of April 2, 2016, $59.4 million as of March 28, 2015, and $39.4 million as of March 29, 2014. Of these amounts, $64.2 million (net of federal benefit of state taxes), $55.0 million (net of federal benefit of state taxes), and $30.9 million (net of federal benefit of state taxes) as of April 2, 2016, March 28, 2015, and March 29, 2014, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the fiscal 2014 through fiscal 2016 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Beginning balance	$59,397	$39,423	$37,917
Additions based on positions related to current year	9,374	1,246	2,181
Additions for tax positions in prior years	2,723	23,986	229
Reductions for tax positions in prior years	(1,973)	(5,258)	(904)
Expiration of statute of limitations	(469)	—	—
Ending balance	$69,052	$59,397	$39,423

Of the fiscal 2015 additions to tax positions in prior years, $17.1 million was assumed by the Company in the Business Combination and relates to positions taken on tax returns for pre-acquisition periods.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2016, 2015 and 2014, the Company recognized $1.6 million, $1.2 million, and $0.9 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $5.0 million, $3.4 million, and $2.3 million as of April 2, 2016, March 28, 2015 and March 29, 2014, respectively.

The unrecognized tax benefits of $69.1 million and accrued interest and penalties of $5.0 million at the end of fiscal 2016 are recorded on the balance sheet as a $12.4 million long term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Within the next 12 months, the Company believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for tax positions taken in prior years where the only uncertainty was related to the timing of the tax deduction.

Income taxes payable of $29.9 million and $5.8 million as of April 2, 2016 and March 28, 2015, respectively, are included in "Other current liabilities" on the Consolidated Balance Sheets.

RFMD's and TriQuint's federal, North Carolina, and California tax returns for fiscal 2013 and calendar 2012, respectively, and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and returns for subsequent fiscal tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are the U.K. (fiscal 2013 through present), Singapore (calendar 2011 through present) and China (calendar year 2004 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

12.    NET (LOSS) INCOME PER SHARE

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	For Fiscal Year
	2016	2015	2014
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(28,845)	$196,303	$12,642
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	141,937	90,477	70,499
Effect of dilutive securities:
Stock-based awards	—	2,734	1,520
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	141,937	93,211	72,019
Basic net (loss) income per share	$(0.20)	$2.17	$0.18
Diluted net (loss) income per share	$(0.20)	$2.11	$0.18

In the computation of diluted net loss per share for fiscal 2016, approximately 5.0 million shares were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal years 2015 and 2014, less than 0.1 million and 1.8 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computations of diluted net income per share for fiscal years 2015 and 2014 do not assume the conversion of the 2014 Notes. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

13.    STOCK-BASED COMPENSATION

Summary of Stock Option Plans

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 2, 2016, 4.4 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2016 under the 2012 Plan was 0.1 million shares.

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

2013 Incentive Plan - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the “TriQuint 2013 Incentive Plan”), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The TriQuint 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the TriQuint 2013 Incentive Plan. The options granted thereunder must have an exercise price per

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint 2013 Incentive Plan may not exceed ten years. As of April 2, 2016, 3.5 million shares were available for issuance under the TriQuint 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2016 or 2015.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 2, 2016, 5.8 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.4 million shares under the ESPP in fiscal 2016.

For fiscal years 2016, 2015 and 2014, the primary stock-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2016, 2015 and 2014 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics generally during the fiscal year and, if earned, vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one, two and three-year performance periods. Under the 2012 Plan for fiscal years 2014 and 2013 and the 2006 Directors’ Stock Option Plan for fiscal 2012, stock options granted to non-employee directors (other than initial options, as described below) had an exercise price equal to the fair market value of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who was first elected or appointed to the Board of Directors during such period received an initial option covering shares with a value set by the Board of Directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant, which vested over a two-year period from the grant date and expired 10 years from the grant date. At the director’s option, the director could elect to receive all or part of the initial grant in restricted stock units. In fiscal year 2016, each non-employee director who was first elected or appointed to the Board of Directors during such period received an initial grant in restricted stock units. Thereafter, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and as a result, these awards are expensed at grant date. In fiscal 2016, stock-based compensation of $16.1 million was recognized upon the grant of 0.2 million options and restricted share units to certain officers of the Company.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $139.5 million for fiscal 2016, net of expense capitalized into inventory. For fiscal years 2015 and 2014, the total pre-tax stock-based compensation expense recognized was $64.9 million and $29.9 million, respectively, net of expense capitalized into inventory.

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 28, 2015	7,764	$18.61
Granted	5	$77.79
Exercised	(1,534)	$17.32
Canceled	(19)	$26.01
Forfeited	(82)	$19.36
Outstanding as of April 2, 2016	6,134	$18.93	5.16	$196,210
Vested and expected to vest as of April 2, 2016	6,103	$18.86	5.16	$195,663
Options exercisable as of April 2, 2016	4,970	$17.78	4.90	$164,364

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $50.82 as of April 2, 2016, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2016	2015	2014
Expected volatility	42.8%	40.6%	43.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.7	5.6	5.5
Risk-free interest rate	1.6%	1.7%	1.4%
Weighted-average grant-date fair value of options granted during the period	$32.62	$22.49	$8.30

The total intrinsic value of options exercised during fiscal 2016, was $74.9 million. For fiscal years 2015 and 2014, the total intrinsic value of options exercised was $83.7 million and $3.1 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $44.5 million for fiscal 2016 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.6% for both stock options and restricted stock units.

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 28, 2015	2,202	$34.29
Granted	923	56.65
Vested	(972)	27.86
Forfeited	(58)	51.81
Balance at April 2, 2016	2,095	$47.09

As of April 2, 2016, total remaining unearned compensation cost related to nonvested restricted stock units was $54.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total fair value of restricted stock units that vested during fiscal 2016 was $60.2 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2015 and 2014, the total fair value of restricted stock units that vested was $93.5 million and $30.0 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On February 5, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of its outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, the Company announced the completion of this $200.0 million share repurchase program having repurchased on the open market approximately 2.4 million shares at an average price of $63.14 during fiscal 2016 and 0.8 million shares at an average price of $65.87 during fiscal 2015.

On August 11, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, the Company announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares at an average price of $54.75 on the open market in the second quarter of fiscal 2016.

On November 5, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During fiscal 2016, the Company repurchased approximately 14.6 million shares of common stock for approximately $750.0 million under the current program.

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

Prior to the Business Combination, RFMD had a share repurchase program under which RFMD was authorized to repurchase up to $200.0 million of RFMD's outstanding shares of common stock. Denominated in shares of Qorvo common stock, during fiscal 2014, RFMD repurchased approximately 0.6 million shares at an average price of $20.12 on the open market for approximately $12.8 million including transaction costs.

Accelerated Share Repurchase Program

On February 16, 2016, the Company entered into variable maturity accelerated share repurchase ("ASR") agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A. These agreements are part of the $1.0 billion share repurchase program described above. For the upfront payment of $500.0 million, the Company received 3.1 million shares of our common stock under the collared agreement (representing 50% of the shares the Company would have repurchased assuming an average share price of $40.78) and 4.9 million shares of our common stock under the uncollared agreement (representing 80% of the shares the Company would have repurchased assuming an average share price of $40.78).  On March 10, 2016, the Company received an additional 2.0 million shares of our common stock under the collared agreement. Final settlements of the ASR agreements are expected to be completed in the first quarter of fiscal 2017.

The shares were retired in the periods they were delivered, and the upfront payment was accounted for as a reduction to stockholders' equity in the Company's Consolidated Balance Sheet in the period the payment was made. The Company reflects each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore, were not accounted for as derivative instruments.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Common Stock Reserved For Future Issuance

At April 2, 2016, the Company had reserved a total of approximately 22.2 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	6,134
Possible future issuance under Company stock incentive plans	8,181
Employee stock purchase plan	5,814
Restricted stock-based units granted	2,095
Total shares reserved	22,224

15.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating segments as of April 2, 2016 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

In the fourth quarter of fiscal 2015, the Company renamed its reportable segments from Cellular Products Group to MP, and Multi-Market Products Group to IDP, as a result of the Business Combination. Additionally, the CODM elected to discontinue reporting Compound Semiconductor Group as an operating segment.

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

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquired inventory step-up and revaluation, acquisition and integration related costs, impairment of intangible asset, intellectual property rights (IPR) litigation costs, restructuring and disposal costs, start-up costs, certain consulting costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2016	2015	2014
Revenue:
MP	$2,083,334	$1,395,035	$935,313
IDP	523,512	313,274	212,897
All other (1)	3,880	2,657	21
Total revenue	$2,610,726	$1,710,966	$1,148,231
Income from operations:
MP	$591,751	$404,382	$109,862
IDP	108,370	72,262	32,315
All other	(688,153)	(354,178)	(114,836)
Income from operations	$11,968	$122,466	$27,341
Interest expense	$(23,316)	$(1,421)	$(5,983)
Interest income	2,068	450	179
Other income (expense)	6,418	(254)	2,336
(Loss) income before income taxes	$(2,862)	$121,241	$23,873

(1) "All other" revenue for fiscal years 2016 and 2015 relates to royalty income that is not allocated to MP or IDP.

	Fiscal Year
	2016	2015	2014
Reconciliation of “All other” category:
Stock-based compensation expense	$(139,516)	$(64,941)	$(29,901)
Amortization of intangible assets	(494,589)	(142,749)	(28,638)
Acquired inventory step-up and revaluation	—	(72,850)	—
Impairment of intangible asset	—	—	(11,300)
Acquisition and integration related costs	(26,503)	(41,539)	(8,105)
Restructuring and disposal costs	(4,235)	(14,175)	(8,118)
IPR litigation costs	(1,205)	(8,263)	(7,578)
Start-up costs	(14,110)	(1,698)	(597)
Certain consulting costs	—	(875)	(11,295)
Other expenses (including (gain) loss on assets and other miscellaneous corporate overhead)	(7,995)	(7,088)	(9,304)
Loss from operations for “All other”	$(688,153)	$(354,178)	$(114,836)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Revenue:
United States	$306,328	$315,775	$342,805
International	2,304,398	1,395,191	805,426

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2016	2015	2014
Revenue:
United States	12%	18%	30%
Asia	83	75	66
Europe	4	6	4
Other	1	1	—

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2016	2015	2014
Long-lived tangible assets:
United States	$816,882	$697,305	$120,885
International	230,006	186,066	75,111

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2016, approximately 61% ($1,601.0 million) was from customers in China and 14% ($365.1 million) from customers in Taiwan. Long-lived tangible assets primarily include property and equipment and at April 2, 2016, approximately $183.8 million (or 18%) of the Company’s total property and equipment was located in China.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2016 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$673,641		$708,335		$620,681		$608,069
Gross profit	279,517		284,848		230,988		254,200
Net income (loss)	2,036	(2),(3)	4,448	(2),(3),(6)	(11,127)	(2),(3),(5)	(24,202)	(2),(3), (5),(7)
Net income (loss) per share:
Basic	$0.01		$0.03		$(0.08)		$(0.18)
Diluted	$0.01		$0.03		$(0.08)		$(0.18)

Fiscal 2015 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth(1)
Revenue	$316,321		$362,667		$397,086		$634,892
Gross profit	142,269		167,451		190,702		188,886
Net income	38,647	(2)	63,311	(2)	87,863	(2)	6,482	(2),(3),(4)
Net income per share:
Basic	$0.54		$0.88		$1.21		$0.04
Diluted	$0.52		$0.85		$1.18		$0.04

1. The Business Combination was completed on January 1, 2015, and as a result, TriQuint's results of operations which include revenue of $259.5 million and a net loss of $132.5 million, are included for the period of January 1, 2015 through March 28, 2015.
2. The Company recorded integration related expenses of $10.4 million, $5.6 million, $5.0 million and $5.5 million, in the first, second, third and fourth quarters of fiscal 2016, respectively, associated with the Business Combination. The Company recorded acquisition and integration related expenses of $8.5 million, $7.4 million, $7.5 million, and $20.1 million, in the first, second, third and fourth quarters of fiscal 2015, respectively, associated with the Business Combination (Note 5).
3. The Company recorded restructuring expenses (including stock-based compensation) of $2.9 million, $3.8 million, $3.0 million, and $0.4 million in the first, second, third and fourth quarters of fiscal 2016, respectively, associated with the Business Combination. The Company recorded restructuring expenses (including stock-based compensation) of $10.9 million, associated with the Business Combination in the fourth quarter of fiscal 2015 (Note 5).
4. Income tax benefit of $110.0 million for the fourth quarter of fiscal 2015 consists of an income tax benefit generated by the reduction in the valuation allowance against domestic deferred tax assets which offset the income tax expense from operations (Note 11).
5. In the third quarter of fiscal 2016, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 and recorded interest expense of $6.7 million and 13.9 million (net of capitalized interest), in the third and fourth quarters of fiscal 2016, respectively.
6. Income tax expense of $13.8 million for the second quarter of fiscal 2016, includes a discrete period expense of $4.6 million related to reductions to state deferred tax assets (Note 11).

7.
Income tax expense of $21.5 million for the fourth quarter of fiscal 2016, includes a discrete period expense of $16.3 million related to increases in the valuation allowance for state net operating loss and state credit deferred tax assets (Note 11).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal year 2016 was a 53-week fiscal year, with the second quarter of fiscal 2016 having an extra week (14 weeks). Each quarter of fiscal 2015 contained a comparable number of weeks (13 weeks).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qorvo, Inc.:

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended April 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qorvo, Inc. and subsidiaries as of April 2, 2016 and March 28, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qorvo, Inc.’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
May 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Qorvo, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of RF Micro Devices, Inc. and Subsidiaries (or the “Company”) for the fiscal year ended March 29, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of RF Micro Devices, Inc. and Subsidiaries’ operations and their cash flows for the year ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 21, 2014,
except for the effect of the reverse
stock split described in Note 12 and
the segment presentation in Note 15,
as to which the date is May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qorvo, Inc.:

We have audited Qorvo, Inc.’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qorvo, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to insufficient complement of knowledgeable tax and accounting personnel; an ineffective risk assessment process to assess the changes in the regulatory environment, the organization and personnel impacting the Company’s financial reporting of income taxes; and ineffective process level controls and monitoring activities over the completeness, existence, accuracy, valuation and presentation of the income tax provision, including deferred tax assets, valuation allowances, and tax uncertainties has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qorvo, Inc. and subsidiaries as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended April 2, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated May 31, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Qorvo, Inc. has not maintained effective internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after April 2, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina
May 31, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this annual report, the Company’s management, including our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of April 2, 2016.

However, giving full consideration to the material weakness, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

(b) Management's assessment of Internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 2, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO 2013 Framework”). Based on this assessment, management concluded that our internal control over financial reporting as of April 2, 2016 was not effective because the Company did not have a sufficient complement of trained resources with knowledge of the Company’s financial reporting processes and internal control related to accounting for income taxes and therefore did not conduct an effective risk assessment process that evaluated changes in the regulatory environment, the organization and personnel that impacted financial reporting processes and internal controls related to income taxes. As a consequence, the Company did not maintain effective process level controls and monitoring activities over the completeness, existence, accuracy, valuation and presentation of the income tax provision, including deferred tax assets, valuation allowances, and tax uncertainties.

The control deficiencies described above resulted in immaterial misstatements in the preliminary consolidated financial statements as of and for the fiscal year ended April 2, 2016 related to income taxes that were corrected. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in internal control over financial reporting and our internal control over financial reporting is not effective as of April 2, 2016.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K on page 98.

(c) Changes in internal control over financial reporting

Except for the material weakness described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We are actively remediating the identified material weakness, and have identified the following preliminary steps:

•	Aggressively recruit to fill open positions existing within the tax department and continue to evaluate the structure of the tax organization and add resources as needed;

•	Move to a single income tax provision model in conjunction with Qorvo moving from its two separate ERP systems to a single integrated ERP system; and

•	Engage a qualified outside party to conduct a review and assessment of the tax provision process to determine what, if any, additional actions should be undertaken to address the control deficiencies.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information therein is incorporated herein by reference.

The Company has adopted its “Code of Business Conduct and Ethics,” and a copy is posted on the Company’s website at www.qorvo.com, on the "Corporate Governance" tab under the "Investor Relations" page. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of April 2, 2016 and March 28, 2015.

ii.	Consolidated Statements of Operations for fiscal years 2016, 2015 and 2014.

iii. Consolidated Statements of Comprehensive (Loss) Income for fiscal years 2016, 2015 and 2014.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2016, 2015 and 2014.

v.	Consolidated Statements of Cash Flows for fiscal years 2016, 2015 and 2014.

vi.	Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

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

Qorvo, Inc.

Date:	May 31, 2016	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2016.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(principal executive officer)

/s/ Steven J. Buhaly	Name:	Steven J. Buhaly
	Title:	Chief Financial Officer and Secretary
(principal financial officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(principal accounting officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ Charles Scott Gibson	Name:	Charles Scott Gibson
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H.Y. Ho	Name:	David H.Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director

EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.3
Contingent Acquisition Implementation Deed by and among TriQuint Semiconductor, Inc., Cavendish Kinetics Limited and Certain Cavendish Shareholders, dated as of August 4, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q/A filed with the SEC on April 26, 2016)+

3.1
Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws of Qorvo, Inc., effective as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2016)
4.1	Specimen Certificate of Common Stock of Qorvo, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2015)
4.2
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3
Registration Rights Agreement, dated as of November 19, 2015, by and among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.1
Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.2
Qorvo, Inc. 2013 Incentive Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.3
Qorvo, Inc. 2012 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.4
Qorvo, Inc. 2009 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.5
Qorvo, Inc. 2008 Inducement Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.6
Qorvo, Inc. 1996 Stock Incentive Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.7
Qorvo, Inc. 2012 Stock Incentive Plan (As Assumed by Qorvo, Inc. and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.8
2003 Stock Incentive Plan of Qorvo, Inc. (As Assumed and Amended by Qorvo, Inc. Effective January 1, 2015) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.9
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.10
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.11	Qorvo, Inc. 2015 Inducement Stock Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*
10.12	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)*
10.13	Qorvo, Inc. Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2015)*
10.14	Qorvo, Inc. Director Compensation Program (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*
10.15
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.16
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.17
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))*

10.18
Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc. (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q/A filed with the SEC on January 3, 2013 (File No. 000-22511))

10.19
Credit Agreement, dated as of April 7, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2015)

10.20
First Amendment to Credit Agreement, dated as of June 5, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.21
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.22
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.23
Form of Restricted Stock Unit Agreement (Performance-Based and Service Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.24
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.25	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*
10.26
Second Amendment to Credit Agreement, dated as of November 12, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015).

10.27	Accelerated Share Repurchase Agreement (uncollared), dated February 16, 2016, between Qorvo, Inc. and Bank of America, N.A.#
10.28	Accelerated Share Repurchase Agreement (collared), dated February 16, 2016, between Qorvo, Inc. and Bank of America, N.A.#

10.29	Qorvo, Inc. Director Compensation Program, effective August 10, 2015*
10.30	Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan*
10.31	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan*
10.32	Form of Restricted Stock Unit Agreement (Performance-Based and Service Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan*
10.33	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan*
10.34	Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSU) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan*
21	Subsidiaries of Qorvo, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 2, 2016 and March 28, 2015, (ii) the Consolidated Statements of Operations for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, (iii) the Consolidated Statements of Stockholders' Equity for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2016, March 28, 2015, and March 29, 2014, and (v) the Notes to the Consolidated Financial Statements.

_________

#
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801. The SEC file number for RFMD is 000-22511 and the SEC file number for TriQuint is 000-22660.