Form 10-Q
period 2016-07-02
Qorvo, Inc.
filed 2016-08-05
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2016, there were 127,896,371 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 2, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$433,034	$425,881
Short-term investments (Note 7)	13,873	186,808
Accounts receivable, less allowance of $171 and $143 as of July 2, 2016 and April 2, 2016, respectively	400,679	316,356
Inventories (Note 3)	455,771	427,551
Prepaid expenses	68,329	63,850
Other receivables	69,871	47,380
Other current assets	43,863	41,384
Total current assets	1,485,420	1,509,210
Property and equipment, net of accumulated depreciation of $779,610 at July 2, 2016 and $751,898 at April 2, 2016	1,160,953	1,046,888
Goodwill (Note 4)	2,174,639	2,135,697
Intangible assets, net of accumulated amortization of $882,291 at July 2, 2016 and $763,640 at April 2, 2016 (Note 4)	1,775,937	1,812,515
Long-term investments (Note 7)	26,000	26,050
Other non-current assets	65,038	66,459
Total assets	$6,687,987	$6,596,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,478	$205,364
Accrued liabilities	142,509	137,889
Other current liabilities	14,346	30,548
Total current liabilities	420,333	373,801
Long-term debt (Note 5)	988,372	988,130
Deferred tax liabilities (Note 6)	163,644	152,160
Other long-term liabilities	82,062	83,056
Total liabilities	1,654,411	1,597,147
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 127,817 and 127,386 shares issued and outstanding at July 2, 2016 and April 2, 2016, respectively	5,483,200	5,442,613
Accumulated other comprehensive loss, net of tax	(4,141)	(3,133)
Accumulated deficit	(445,483)	(439,808)
Total stockholders’ equity	5,033,576	4,999,672
Total liabilities and stockholders’ equity	$6,687,987	$6,596,819
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Revenue	$698,537	$673,641
Cost of goods sold	422,062	394,124
Gross profit	276,475	279,517
Operating expenses:
Research and development	117,137	117,210
Marketing and selling	109,036	109,645
General and administrative	34,559	36,083
Other operating expense	10,002	17,914
Total operating expenses	270,734	280,852
Income (loss) from operations	5,741	(1,335)
Interest expense (Note 5)	(15,187)	(548)
Interest income	278	392
Other (expense) income	(500)	4,119

(Loss) income before income taxes	(9,668)	2,628

Income tax benefit (expense) (Note 6)	3,993	(592)
Net (loss) income	$(5,675)	$2,036

Net (loss) income per share (Note 2):
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted average shares of common stock outstanding (Note 2):
Basic	127,541	149,322
Diluted	127,541	154,461

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net (loss) income	$(5,675)	$2,036
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	72	812
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(1,111)	122
Reclassification adjustments, net of tax:
Recognized gain on marketable securities	—	(1,928)
Amortization of pension actuarial loss	31	35
Other comprehensive loss	(1,008)	(959)
Total comprehensive (loss) income	$(6,683)	$1,077
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Net (loss) income	$(5,675)	$2,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	46,352	42,738
Amortization and other non-cash items	119,735	123,121
Deferred income taxes	2,509	3,849
Foreign currency adjustments	(1,645)	76
Loss (income) on investments and other assets, net	168	(3,551)
Stock-based compensation expense	30,594	48,170
Changes in operating assets and liabilities:
Accounts receivable, net	(79,501)	(54,245)
Inventories	(30,270)	(21,606)
Prepaid expenses and other current and non-current assets	(28,578)	(9,600)
Accounts payable and accrued liabilities	23,010	22,631
Income tax (recoverable) / payable	(17,459)	(5,630)
Other liabilities	149	(6,557)
Net cash provided by operating activities	59,389	141,432
Investing activities:
Purchase of property and equipment	(130,440)	(89,395)
Purchase of a business (Note 4)	(117,498)	—
Proceeds from sale of property and equipment	17	140
Purchase of available-for-sale securities	—	(86,145)
Proceeds from maturities and sales of available-for-sale securities	172,920	100,263
Net cash used in investing activities	(75,001)	(75,137)
Financing activities:
Debt issuance costs	(2)	(1,335)
Proceeds from the issuance of common stock	25,962	18,386
Repurchase of common stock, including transaction costs	—	(50,009)
Tax withholding paid on behalf of employees for restricted stock units	(2,810)	(7,504)
Restricted cash associated with financing activities	4	(8)
Other financing	—	(3)
Net cash provided by (used in) financing activities	23,154	(40,473)

Effect of exchange rate changes on cash	(389)	(34)
Net increase in cash and cash equivalents	7,153	25,788
Cash and cash equivalents at the beginning of the period	425,881	299,814
Cash and cash equivalents at the end of the period	$433,034	$325,602
Non-cash investing information:
Capital expenditure adjustments included in liabilities	$29,885	$6,599
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2017 is a 52-week year and fiscal 2016 was a 53-week year, however, the first quarters of both fiscal years 2017 and 2016 included 13 weeks.

2. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	July 2, 2016	June 27, 2015
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(5,675)	$2,036
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	127,541	149,322
Effect of dilutive securities:
Stock-based awards	—	5,139
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	127,541	154,461
Basic net (loss) income per share	$(0.04)	$0.01
Diluted net (loss) income per share	$(0.04)	$0.01

In the computation of diluted net loss per share for the three months ended July 2, 2016, approximately 5.1 million outstanding shares were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three months ended June 27, 2015, less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
Inventories are stated at the lower of cost or market based on standard costs which approximates actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	July 2, 2016	April 2, 2016
Raw materials	$102,910	$89,928
Work in process	241,276	228,626
Finished goods	111,585	108,997
Total inventories	$455,771	$427,551

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended July 2, 2016 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 2, 2016	$1,751,503	$384,194	$2,135,697
Goodwill resulting from GreenPeak	—	39,124	39,124
Translation	—	(182)	(182)
Balance at July 2, 2016	$1,751,503	$423,136	$2,174,639

On April 29, 2016, the Company completed the acquisition of GreenPeak Technologies ("GreenPeak"), a leader in ultra-low power, short range radio frequency ("RF") communication technology for a purchase price of $118.7 million. The acquisition expanded the Company's customer offering to include highly integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home and the rapidly growing Internet of Things ("IoT"). The acquisition resulted in initial goodwill of $39.1 million and an increase in intangible assets of $82.1 million. The more significant intangibles assets acquired included developed technology of $74.2 million (being amortized over 7 years) and customer relationships of $5.6 million (being amortized over 3 years).

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles assets (in thousands):

	July 2, 2016		April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
In-process research and development	$267,000	N/A	$267,000	N/A
Technology licenses	13,346	11,172	12,446	11,021
Customer relationships	1,272,725	447,072	1,267,103	377,357
Developed technology	989,335	323,989	915,163	277,736
Wafer supply agreement	20,443	20,443	20,443	20,443
Trade names	29,353	14,529	29,000	12,083
Backlog	65,000	65,000	65,000	65,000
Non-compete agreement	1,026	86	—	—
Total	$2,658,228	$882,291	$2,576,155	$763,640

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total intangible assets amortization expense was $119.4 million for the three months ended July 2, 2016 and $123.2 million for the three months ended June 27, 2015.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2017	$505,502
2018	542,634
2019	455,402
2020	206,986
2021	144,066

5. DEBT

Debt at July 2, 2016 and April 2, 2016 is as follows (in thousands):

	July 2, 2016	April 2, 2016
6.75% Senior Notes due 2023	$450,000	$450,000
7.00% Senior Notes due 2025	550,000	550,000
Less unamortized issuance costs	(11,628)	(11,870)
Total long-term debt	$988,372	$988,130

Senior Notes
On November 19, 2015, the Company completed an offering of $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The carrying value of issuance costs related to the Notes is $11.6 million as of July 2, 2016 and $11.9 million as of April 2, 2016, and is presented on the Condensed Consolidated Balance Sheet as a direct deduction of Long-term debt.

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. During the three months ended July 2, 2016, the Company recognized $17.5 million of interest expense related to the Notes which was offset by $3.0 million of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on June 1, 2016. Interest paid on the Notes during the three months ended July 2, 2016 was $36.7 million.

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

If the Company fails to meet any of these targets, the annual interest rate on the Notes would increase by 0.25% during the 90-day period following the default, and would increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the Notes would revert to the original level.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of July 2, 2016, of $469.1 million and $581.6 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $465.8 million and $581.6 million, respectively as of April 2, 2016.

Credit Agreement
On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the three months ended July 2, 2016, there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of July 2, 2016 and April 2, 2016.

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

6. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended July 2, 2016 and June 27, 2015 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended July 2, 2016 and June 27, 2015.

The Company’s income tax benefit was $4.0 million for the three months ended July 2, 2016, and income tax expense was $0.6 million for the three months ended June 27, 2015. The Company’s effective tax rate was 41.3% for the three months ended July 2, 2016 and 22.5% for the three months ended June 27, 2015. The Company's effective tax rate for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and changes in unrecognized tax benefits.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has domestic federal and state tax net operating loss (“NOLs”) carry-forwards that expire in fiscal years 2017 to 2035 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $69.1 million as of the end of fiscal 2016 to $72.8 million as of the end of the first quarter of fiscal 2017, due to a $3.7 million increase related to tax positions taken with respect to the current fiscal year.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of July 2, 2016 and April 2, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
July 2, 2016
Auction rate securities	$2,150	$—	$(400)	$1,750
Corporate debt	13,873	—	—	13,873
Money market funds	57,798	—	—	57,798
	$73,821	$—	$(400)	$73,421
April 2, 2016
U.S. government/agency securities	$149,874	$19	$(1)	$149,892
Auction rate securities	2,150	—	(350)	1,800
Corporate debt	45,510	—	—	45,510
Money market funds	146,779	—	—	146,779
	$344,313	$19	$(351)	$343,981

The estimated fair value of available-for-sale securities was based on the prevailing market values on July 2, 2016 and April 2, 2016. The Company determines the cost of an investment sold based on the specific identification method.

There were no gross realized gains and no gross realized losses recognized on available-for-sale securities for the three months ended July 2, 2016. There were $4.0 million of gross realized gains and no gross realized losses recognized on available-for-sale securities for the three months ended June 27, 2015.

There were no unrealized losses on available-for-sale securities in a continuous loss position for fewer than 12 months as of July 2, 2016, and as of April 2, 2016, such unrealized losses were insignificant. Unrealized losses on available-for-sale securities in a continuous loss position for 12 months or greater were $0.4 million as of July 2, 2016 and $0.4 million as of April 2, 2016.

The aggregate amount of available-for-sale securities in an unrealized loss position at July 2, 2016 was $1.8 million, with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at April 2, 2016 was $55.6 million, with $0.4 million in unrealized losses.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	July 2, 2016		April 2, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$71,671	$71,671	$342,163	$342,181
Due after ten years	2,150	1,750	2,150	1,800
Total investments in debt securities	$73,821	$73,421	$344,313	$343,981

During the quarter, our investments in commercial paper and U.S. government treasury bills matured and a portion of the proceeds was used for the GreenPeak acquisition.

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment was accounted for as a cost method investment and classified in "Long-term investments" on the Company's Condensed Consolidated Balance Sheet. No impairment was recognized on the Company's cost-method investment during the three months ended July 2, 2016.

Fair Value of Financial Instruments
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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of July 2, 2016 and April 2, 2016 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
July 2, 2016
Assets:
Available-for-sale securities
Auction rate securities (1)	$1,750	$—	$1,750
Corporate debt (2)	13,873	—	13,873
Money market funds	57,798	57,798	—
Total available-for-sale securities	73,421	57,798	15,623
Invested funds in deferred compensation plan (3)	7,169	7,169	—
Total assets measured at fair value	$80,590	$64,967	$15,623
Liabilities:
Deferred compensation plan obligation (3)	7,169	7,169	—
Total liabilities measured at fair value	$7,169	$7,169	$—

April 2, 2016
Assets:
Available-for-sale securities
U.S. government/agency securities	$149,892	$149,892	$—
Auction rate securities (1)	1,800	—	1,800
Corporate debt (2)	45,510	—	45,510
Money market funds	146,779	146,779	—
Total available-for-sale securities	343,981	296,671	47,310
Invested funds in deferred compensation plan (3)	6,468	6,468	—
Total assets measured at fair value	$350,449	$303,139	$47,310
Liabilities:
Deferred compensation plan obligation (3)	6,468	6,468	—
Total liabilities measured at fair value	$6,468	$6,468	$—

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

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 5 for the fair value of the Company's long-term debt.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. STOCK REPURCHASES

On February 5, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses. On August 11, 2015, the Company announced the completion of this $200.0 million share repurchase program having repurchased on the open market approximately 2.4 million shares at an average price of $63.14 during fiscal 2016 (of which approximately 0.6 million shares at an average price of $83.10 were repurchased during the first quarter of fiscal 2016).

On August 11, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $400.0 million of the Company's outstanding common stock. On September 10, 2015, the Company announced the completion of this $400.0 million share repurchase program having repurchased approximately 7.3 million shares at an average price of $54.75 on the open market during the second quarter of fiscal 2016.

On November 5, 2015, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock through November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, and may be modified, suspended or terminated at any time without prior notice. During fiscal 2016, the Company repurchased approximately 14.6 million shares of common stock pursuant to this authorization for approximately $750.0 million.

As part of the $1.0 billion share repurchase program described above, on February 16, 2016, the Company entered into variable maturity accelerated share repurchase ("ASR") agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A. For the upfront payment of $500.0 million, the Company received 3.1 million shares of our common stock under the collared agreement (representing 50% of the shares the Company would have repurchased assuming an average share price of $40.78) and 4.9 million shares of our common stock under the uncollared agreement (representing 80% of the shares the Company would have repurchased assuming an average share price of $40.78). On March 10, 2016, the Company received an additional 2.0 million shares of our common stock under the collared agreement. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with an additional 0.4 million shares received resulting in a total of 10.4 million shares of our common stock repurchased under the ASR agreements.

The shares were retired in the periods they were delivered, and the upfront payment was accounted for as a reduction to stockholders' equity in the Company's Consolidated Balance Sheet in the period the payment was made. The Company reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on current expected losses over the life of the exposure to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the effects the new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance will simplify certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows. The new standard will become effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard will revise the current guidance for lessees, lessors and sale-leaseback transactions. Under the new guidance, substantially all lessees will now recognize a right-of-use asset and a lease liability for all of their leases with terms greater than 12 months even if the lease is an operating lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flow arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance becomes effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities." This new standard will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the effects this new standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Entities that measure their inventory other than pursuant to the last-in, last-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. The Company will adopt the provisions of this standard in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The FASB has issued several amendments to the new guidance. In August 2015, they delayed the effective date for adoption by one year. In March 2016, additional guidance was issued that clarifies the principal versus agent considerations within the new revenue standard. In April, 2016, additional guidance was issued that clarifies the identification of distinct performance obligations in a contract as well as clarifies the accounting for licenses of intellectual property. In May 2016, additional guidance was issued related to transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The new amended guidance will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is evaluating the effects the new guidance will have on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provided additional guidance to customers about whether a cloud computing arrangement includes a software license. Under this guidance, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. The Company adopted the provisions of this standard in the first quarter of fiscal 2017, and there was no impact on its condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments."  This standard requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

been completed at the acquisition date.  The amendments in this update became effective for the Company beginning in the first quarter of fiscal 2017 and will be applied prospectively to adjustments to provisional amounts that occur in the future.

10. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of July 2, 2016 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation mobile devices. These solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”), low noise amplifiers (“LNAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT.

IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. These RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation (“5G”) wireless networks. Products include high power gallium arsenide (“GaAs”) and gallium nitride (“GaN”) PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip (“SoC”) solutions and various multichip and hybrid assemblies. IDP market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. IDP RF solutions for the IoT enable the connected car and an array of industrial applications, and serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies. During the first quarter of fiscal 2017, the Company acquired GreenPeak, a leader in ultra-low power, short range RF communication technology. The acquisition expanded the Company's customer offering to include highly integrated RF solutions and SoCs for the connected home and the rapidly growing IoT.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, intellectual property rights (IPR) litigation costs, restructuring and disposal costs, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	July 2, 2016	June 27, 2015
Revenue:
MP	$547,077	$550,886
IDP	150,490	121,785
All other (1)	970	970
Total revenue	$698,537	$673,641
Income (loss) from operations:
MP	$132,977	$173,742
IDP	34,651	14,073
All other	(161,887)	(189,150)
Income (loss) from operations	5,741	(1,335)
Interest expense	(15,187)	(548)
Interest income	278	392
Other (expense) income	(500)	4,119
(Loss) income before income taxes	$(9,668)	$2,628

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Three Months Ended
	July 2, 2016	June 27, 2015
Reconciliation of “All other” category:
Stock-based compensation expense	$(30,594)	$(48,170)
Amortization of intangible assets	(119,345)	(123,202)
Acquisition and integration related costs	(6,760)	(10,415)
Acquired inventory step-up and revaluation	(1,199)	—
Restructuring and disposal costs	(414)	(1,427)
IPR litigation costs	(156)	(148)
Start-up costs	(2,076)	(3,710)
Other expenses (including gain (loss) on assets and other miscellaneous corporate overhead)	(1,343)	(2,078)
Loss from operations for “All other”	$(161,887)	$(189,150)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 5, the Notes were issued pursuant to the Indenture by and among the Company, the Company's domestic subsidiaries that guarantee the Company's obligations under its revolving credit facility, as guarantors, and MUFG Union Bank, N.A., as trustee. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

In accordance with Rule 3-10 of Regulation S-X, the following presents the condensed consolidating financial information separately for:

(i)	the Parent Company, the issuer of the Notes;

(ii)	the guarantor subsidiaries, on a combined basis, as specified in the Indenture;

(iii)	the non-guarantor subsidiaries, on a combined basis;

(iv)
consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in the Company’s subsidiaries and (d) record consolidating entries; and

(v)	the Company, on a consolidated basis.

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income (loss), and cash flows, had the Parent Company, guarantor or non-guarantor subsidiaries operated as independent entities.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	July 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$150,131	$282,903	$—	$433,034
Short-term investments	—	13,873	—	—	13,873
Accounts receivable, less allowance	—	75,532	325,147	—	400,679
Intercompany accounts and notes receivable	—	617,320	134,392	(751,712)	—
Inventories	—	118,262	439,544	(102,035)	455,771
Prepaid expenses	—	56,469	11,860	—	68,329
Other receivables	—	5,770	64,101	—	69,871
Other current assets	—	43,493	370	—	43,863
Total current assets	—	1,080,850	1,258,317	(853,747)	1,485,420
Property and equipment, net	—	883,197	277,756	—	1,160,953
Goodwill	—	1,953,102	221,537	—	2,174,639
Intangible assets, net	—	741,188	1,068,586	(33,837)	1,775,937
Long-term investments	—	26,000	—	—	26,000
Long-term intercompany accounts and notes receivable	—	424,333	131,713	(556,046)	—
Investment in subsidiaries	6,137,196	1,664,717	—	(7,801,913)	—
Other non-current assets	1,023	38,619	25,396	—	65,038
Total assets	$6,138,219	$6,812,006	$2,983,305	$(9,245,543)	$6,687,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$99,265	$166,091	$(1,878)	$263,478
Intercompany accounts and notes payable	—	134,392	617,320	(751,712)	—
Accrued liabilities	5,931	103,492	33,086	—	142,509
Other current liabilities	—	197	14,149	—	14,346
Total current liabilities	5,931	337,346	830,646	(753,590)	420,333
Long-term debt	988,372	—	—	—	988,372
Deferred tax liabilities	(103,634)	204,465	62,813	—	163,644
Long-term intercompany accounts and notes payable	213,974	131,713	210,359	(556,046)	—
Other long-term liabilities	—	33,879	48,183	—	82,062
Total liabilities	1,104,643	707,403	1,152,001	(1,309,636)	1,654,411
Total stockholders’ equity	5,033,576	6,104,603	1,831,304	(7,935,907)	5,033,576
Total liabilities and stockholders’ equity	$6,138,219	$6,812,006	$2,983,305	$(9,245,543)	$6,687,987

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	April 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,633	$205,248	$—	$425,881
Short-term investments	—	186,808	—	—	186,808
Accounts receivable, less allowance	—	203,488	112,868	—	316,356
Intercompany accounts and notes receivable	—	532,508	404,330	(936,838)	—
Inventories	—	186,627	325,346	(84,422)	427,551
Prepaid expenses	—	56,151	7,699	—	63,850
Other receivables	—	37,033	10,347	—	47,380
Other current assets	—	40,866	518	—	41,384
Total current assets	—	1,464,114	1,066,356	(1,021,260)	1,509,210
Property and equipment, net	—	807,586	239,495	(193)	1,046,888
Goodwill	—	1,868,816	266,881	—	2,135,697
Intangible assets, net	—	786,314	1,026,201	—	1,812,515
Long-term investments	—	26,050	—	—	26,050
Long-term intercompany accounts and notes receivable	—	564,397	267,823	(832,220)	—
Investment in subsidiaries	6,151,119	1,645,846	—	(7,796,965)	—
Other non-current assets	1,091	39,478	25,890	—	66,459
Total assets	$6,152,210	$7,202,601	$2,892,646	$(9,650,638)	$6,596,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$141,792	$66,508	$(2,936)	$205,364
Intercompany accounts and notes payable	—	404,330	532,508	(936,838)	—
Accrued liabilities	25,445	93,609	18,835	—	137,889
Other current liabilities	—	20,122	10,426	—	30,548
Total current liabilities	25,445	659,853	628,277	(939,774)	373,801
Long-term debt	988,130	—	—	—	988,130
Deferred tax liabilities	(93,340)	195,462	50,038	—	152,160
Long-term intercompany accounts and notes payable	232,303	267,823	332,094	(832,220)	—
Other long-term liabilities	—	39,288	43,768	—	83,056
Total liabilities	1,152,538	1,162,426	1,054,177	(1,771,994)	1,597,147
Total stockholders’ equity	4,999,672	6,040,175	1,838,469	(7,878,644)	4,999,672
Total liabilities and stockholders’ equity	$6,152,210	$7,202,601	$2,892,646	$(9,650,638)	$6,596,819

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended July 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$404,978	$732,494	$(438,935)	$698,537
Cost of goods sold	—	344,567	479,042	(401,547)	422,062
Gross profit	—	60,411	253,452	(37,388)	276,475
Operating expenses:
Research and development	11,669	9,840	98,487	(2,859)	117,137
Marketing and selling	6,058	25,534	86,612	(9,168)	109,036
General and administrative	12,867	2,099	19,926	(333)	34,559
Other operating expense	—	4,093	5,941	(32)	10,002
Total operating expenses	30,594	41,566	210,966	(12,392)	270,734
Income (loss) from operations	(30,594)	18,845	42,486	(24,996)	5,741
Interest expense	(14,768)	(818)	(1,578)	1,977	(15,187)
Interest income	—	1,482	567	(1,771)	278
Other (expense) income	—	(321)	(945)	766	(500)
(Loss) income before income taxes	(45,362)	19,188	40,530	(24,024)	(9,668)
Income tax benefit (expense)	10,295	(27,087)	20,785	—	3,993
Income in subsidiaries	29,392	—	—	(29,392)	—
Net (loss) income	$(5,675)	$(7,899)	$61,315	$(53,416)	$(5,675)

Comprehensive (loss) income	$(6,683)	$(7,827)	$60,235	$(52,408)	$(6,683)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 27, 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$725,762	$566,828	$(618,949)	673,641
Cost of goods sold	—	547,523	463,940	(617,339)	394,124
Gross profit	—	178,239	102,888	(1,610)	279,517
Operating expenses:
Research and development	21,473	43,670	60,011	(7,944)	117,210
Marketing and selling	20,087	33,508	62,859	(6,809)	109,645
General and administrative	6,610	22,556	9,179	(2,262)	36,083
Other operating expense	—	15,428	2,486	—	17,914
Total operating expenses	48,170	115,162	134,535	(17,015)	280,852
(Loss) income from operations	(48,170)	63,077	(31,647)	15,405	(1,335)
Interest expense	—	(886)	(559)	897	(548)
Interest income	—	522	607	(737)	392
Other income (expense)	—	4,517	(239)	(159)	4,119
Income (loss) before income taxes	(48,170)	67,230	(31,838)	15,406	2,628
Income tax (expense) benefit	16,083	(11,888)	(4,787)	—	(592)
Income in subsidiaries	34,123	—	—	(34,123)	—
Net income (loss)	$2,036	$55,342	$(36,625)	$(18,717)	$2,036

Comprehensive income (loss)	$1,077	$53,889	$(36,467)	$(17,422)	$1,077

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended July 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,150)	$(137,694)	$220,233	$—	$59,389
Investing activities:
Purchase of property and equipment	—	(106,301)	(24,139)	—	(130,440)
Purchase of a business	—	—	(117,498)	—	(117,498)
Proceeds from sale of property and equipment	—	17	—	—	17
Proceeds from maturities of available-for-sale securities	—	172,920	—	—	172,920
Net cash (used in) provided by investing activities	—	66,636	(141,637)	—	(75,001)
Financing activities:
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the issuance of common stock	25,962	—	—	—	25,962
Tax withholding paid on behalf of employees for restricted stock units	(2,810)	—	—	—	(2,810)
Restricted cash associated with financing activities	—	4	—	—	4
Net transactions with related parties	—	552	(552)	—	—
Net cash provided by (used in) financing activities	23,150	556	(552)	—	23,154
Effect of exchange rate changes on cash	—	—	(389)	—	(389)
Net increase (decrease) in cash and cash equivalents	—	(70,502)	77,655	—	7,153
Cash and cash equivalents at the beginning of the period	—	220,633	205,248	—	425,881
Cash and cash equivalents at the end of the period	$—	$150,131	$282,903	$—	$433,034

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended June 27, 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40,462	$94,864	$6,106	$—	$141,432
Investing activities:
Purchase of property and equipment	—	(71,602)	(17,793)	—	(89,395)
Proceeds from sale of property and equipment	—	140	—	—	140
Purchase of available-for-sale securities	—	(86,145)	—	—	(86,145)
Proceeds from maturities and sales of available-for-sale securities	—	100,263	—	—	100,263
Net cash used in investing activities	—	(57,344)	(17,793)	—	(75,137)
Financing activities:
Debt issuance costs	(1,335)	—	—	—	(1,335)
Proceeds from the issuance of common stock	18,386	—	—	—	18,386
Repurchase of common stock, including transaction costs	(50,009)	—	—	—	(50,009)
Tax withholding paid on behalf of employees for restricted stock units	(7,504)	—	—	—	(7,504)
Restricted cash associated with financing activities	—	(8)	—	—	(8)
Other financing	—	(3)	—	—	(3)
Net transactions with related parties	—	(341)	341	—	—
Net cash (used in) provided by financing activities	(40,462)	(352)	341	—	(40,473)
Effect of exchange rate changes on cash	—	—	(34)	—	(34)
Net increase (decrease) in cash and cash equivalents	—	37,168	(11,380)	—	25,788
Cash and cash equivalents at the beginning of the period	—	154,332	145,482	—	299,814
Cash and cash equivalents at the end of the period	$—	$191,500	$134,102	$—	$325,602

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	the inability of one or more of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facilities, our assembly facilities and our test and tape and reel facilities;

•	variability in manufacturing yields;

•	variability in raw material costs and availability of raw materials;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions; and

•
failure to realize the anticipated benefits of the Business Combination, including difficulty in integrating the businesses of RFMD and TriQuint or not realizing the expected amount and timing of cost savings and operating synergies.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

OVERVIEW

Company

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying Notes.

We are a leading provider of technologies and solutions that address the growing demand for always-on, high reliability, broadband data connectivity. We combine one of the industry’s broadest portfolios of radio frequency (“RF”) solutions and semiconductor technologies with deep systems-level expertise and scale manufacturing capabilities to enable a diverse set of cutting-edge customer products, including smartphones, tablets, wearables, broadband customer premise equipment, home automation, in-vehicle infotainment, data center and military radar and communications. Our products are helping to drive the ongoing, rapid transformation of how people around the world interact with their communities, access and use data, and transact commerce.

We have more than 7,600 global employees dedicated to delivering solutions for everything that connects the world. We have world-class ISO-certified manufacturing facilities, and our Richardson, Texas facility is a U.S. Department of Defense- accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave (“BAW”) technologies, products and services. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution 4G networks, as well as third generation and second generation mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs") and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things (“IoT”).

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. Qorvo’s RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation ("5G") wireless networks. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip ("SoC") solutions and various multichip and hybrid assemblies. Our market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. Our RF solutions for the IoT enable the connected car and an array of industrial applications, and we serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies. During the first quarter of fiscal 2017, we acquired GreenPeak Technologies ("GreenPeak"), a leader in ultra-low power, short range RF communication technology. The acquisition expanded our customer offering to include highly integrated RF solutions and SoCs for the connected home and the rapidly growing IoT.

As of July 2, 2016, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2017 FINANCIAL HIGHLIGHTS:

•	During the first quarter of fiscal 2017, we acquired GreenPeak, a leader in ultra-low power, short-range RF communication technology.

•
Quarterly revenue increased 3.7% as compared to the first quarter of fiscal 2016, due to improved global demand for our wireless infrastructure and WiFi products, as well as the inclusion of GreenPeak revenue in the three months ended July 2, 2016.

•
Gross margin for the quarter was 39.6% as compared to 41.5% for the first quarter of fiscal 2016. Although revenue increased, we experienced average selling price erosion and an unfavorable change in product mix towards lower margin products.

•
Operating income was $5.7 million for the first quarter of fiscal 2017 as compared to operating loss of $1.3 million for the first quarter of fiscal 2016. This improvement was primarily due to lower stock-based compensation expenses and lower integration and restructuring costs. These increases in operating income were partially offset by decreased gross margin and higher personnel expenses primarily driven by increased headcount.

•	Diluted loss per share for the first quarter of fiscal 2017 was $0.04 as compared to diluted earnings per share of $0.01 for the first quarter of fiscal 2016.

•
Cash flow from operations was $59.4 million for the first quarter of fiscal 2017 as compared to $141.4 million for the first quarter of fiscal 2016. This year-over-year decrease was primarily attributable to lower profitability and an increase in accounts receivable, which was related to the timing of shipments.

•
Capital expenditures were $130.4 million for the first quarter of fiscal 2017 as compared to $89.4 million for the first quarter of fiscal 2016. This year-over-year increase was primarily related to projects for increasing premium filter capacity, projects for manufacturing cost savings initiatives, as well as the purchase of a wafer fabrication facility (including equipment), which we currently plan to use to expand our BAW filter capacity.

•
During the first quarter of fiscal 2017, we recorded merger-related expenses, integration costs and restructuring expenses totaling $7.5 million as compared to $13.3 million in the first quarter of fiscal 2016.

•
During the first quarter of fiscal 2017, we recorded interest expense of $17.5 million (which was offset by $3.0 million of capitalized interest) on the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest paid on these notes during the three months ended July 2, 2016 was $36.7 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended July 2, 2016 and June 27, 2015 (in thousands, except percentages):

	Three Months Ended
	July 2, 2016	% of Revenue	June 27, 2015	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$698,537	100.0%	$673,641	100.0%	$24,896	3.7%
Cost of goods sold	422,062	60.4	394,124	58.5	27,938	7.1
Gross profit	276,475	39.6	279,517	41.5	(3,042)	(1.1)
Research and development	117,137	16.8	117,210	17.4	(73)	(0.1)
Marketing and selling	109,036	15.6	109,645	16.3	(609)	(0.6)
General and administrative	34,559	5.0	36,083	5.3	(1,524)	(4.2)
Other operating expense	10,002	1.4	17,914	2.7	(7,912)	(44.2)
Operating income (loss)	$5,741	0.8%	$(1,335)	(0.2)%	7,076	530.0

Revenue increased for the three months ended July 2, 2016, as compared to the three months ended June 27, 2015, due to improved global demand for our wireless infrastructure and WiFi products, as well as the inclusion of GreenPeak revenue in the three months ended July 2, 2016.

Gross margin for the quarter was 39.6% as compared to 41.5% for the first quarter of fiscal 2016. Although revenue increased, we experienced average selling price erosion and an unfavorable change in product mix towards lower margin products.

Operating income increased for the three months ended July 2, 2016, primarily due to lower stock-based compensation expenses and lower integration and restructuring costs. This increase in operating income was partially offset by decreased gross margin for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, and higher personnel expenses primarily driven by increased headcount.

Stock-based compensation expenses included in operating expenses for the three months ended June 27, 2015 included post-combination service award expense related to the Business Combination. As the requisite service periods roll-off, the stock-based compensation expense associated with the Business Combination will continue to decline.

Operating Expenses

Research and development expenses were relatively flat for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015. Increased headcount and related personnel expenses primarily associated with the design and development of high-performance filter based products as well as expenses associated with the GreenPeak acquisition in the three months ended July 2, 2016 were offset by lower stock-based compensation expense.

Marketing and selling expenses decreased slightly for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, with lower stock-based compensation expense being partially offset by expenses associated with the GreenPeak acquisition in the three months ended July 2, 2016.

General and administrative expenses decreased for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, due to lower stock-based compensation expense, partially offset by higher personnel expenses.

Other operating expense decreased for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, primarily due to lower integration and restructuring costs associated with the Business Combination.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	July 2, 2016	June 27, 2015	Decrease	Percentage Change
Revenue	$547,077	$550,886	$(3,809)	(0.7)%
Operating income	132,977	173,742	(40,765)	(23.5)
Operating income as a % of revenue	24.3%	31.5%

MP revenue was relatively flat for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015. The decrease in MP operating income as a percentage of revenue for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015 was primarily due to lower gross margin resulting from average selling price erosion, an unfavorable change in product mix towards lower margin products and increased personnel expenses primarily related to the design and development of high-performance filter based products.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	July 2, 2016	June 27, 2015	Increase	Percentage Change
Revenue	$150,490	$121,785	$28,705	23.6%
Operating income	34,651	14,073	20,578	146.2
Operating income as a % of revenue	23.0%	11.6%

Revenue increased for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015, due to improved global demand for our wireless infrastructure and WiFi products, as well as the inclusion of GreenPeak revenue in the three months ended July 2, 2016.

The increase in IDP operating income as a percentage of revenue for the three months ended July 2, 2016 as compared to the three months ended June 27, 2015 was primarily due to increased revenue, favorable product mix, favorable factory utilization, and the non-recurrence of unfavorable inventory adjustments recorded in the first quarter of fiscal 2016.

See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three months ended July 2, 2016 and June 27, 2015.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Interest expense	$(15,187)	$(548)
Interest income	278	392
Other (expense) income	(500)	4,119
Income tax benefit (expense)	3,993	(592)

Interest Expense
During the first quarter of fiscal 2017, we recorded interest expense of $17.5 million related to the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest expense in the preceding table for the three months ended July 2, 2016 is net of capitalized interest of $3.0 million.

Other (Expense) Income
During the first quarter of fiscal 2016, we sold equity securities and recognized a gain of approximately $4.0 million.

Income Taxes
Our provision for income taxes for the three months ended July 2, 2016 and June 27, 2015 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended July 2, 2016 and June 27, 2015.

For the three months ended July 2, 2016, we had an income tax benefit of $4.0 million, which was comprised primarily of tax benefit related to international operations generating pre-tax book losses offset by a tax expense related to domestic and international operations generating pre-tax book income. For the three months ended June 27, 2015, income tax expense was $0.6 million, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of July 2, 2016, we had working capital of approximately $1,065.1 million, including $433.0 million in cash and cash equivalents, compared to working capital of approximately $1,135.4 million at April 2, 2016, including $425.9 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $446.9 million as of July 2, 2016. This balance includes approximately $282.9 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate.  However, under our current plans, we expect to permanently reinvest the undistributed earnings of our foreign subsidiaries and do not expect to repatriate them to the U.S.

Stock Repurchases
On November 5, 2015, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our outstanding stock through November 4, 2016.

On February 16, 2016, we entered into variable maturity accelerated share repurchase ("ASR") agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A. These agreements are part of our $1.0 billion share repurchase program described above. For the upfront payment of $500.0 million, we received 3.1 million shares of our common stock under the collared agreement (representing 50% of the shares we would have repurchased assuming an average share price of $40.78) and 4.9 million shares of our common stock under the uncollared agreement (representing 80% of the shares we would have repurchased assuming an average share price of $40.78). On March 10, 2016, we received an additional 2.0 million shares of our common stock under the collared agreement. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with an additional 0.4 million shares received resulting in a total of 10.4 million shares of our common stock repurchased under the ASR agreements.

As of July 2, 2016, a total of $250.0 million remains authorized under this program for future repurchases.

Cash Flows from Operating Activities
Operating activities for the three months ended July 2, 2016 generated cash of $59.4 million, compared to $141.4 million for the three months ended June 27, 2015. This year-over-year decrease was primarily attributable to lower profitability and an increase in accounts receivable, which was related to the timing of shipments (with more shipments towards the end of the quarter in the first quarter of fiscal 2017).

Cash Flows from Investing Activities
Net cash used in investing activities was $75.0 million and $75.1 million for the three months ended July 2, 2016 and June 27, 2015, respectively. During the three months ended July 2, 2016, cash used for the acquisition of GreenPeak and increased capital expenditures (primarily related to the purchase of a wafer fabrication facility (including equipment), projects for increasing premium filter capacity and projects for manufacturing cost savings initiatives) were offset by higher net proceeds from available-for-sale securities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $23.2 million for the three months ended July 2, 2016, compared to net cash used in financing activities of $40.5 million for the three months ended June 27, 2015. During the three months ended June 27, 2015, we repurchased 0.6 million shares of our common stock at an average price of $83.10 on the open market.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Credit Agreement as of July 2, 2016.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. At July 2, 2016, we were in full compliance with these covenants.

Notes Offering On November 19, 2015, we completed an offering of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (collectively the ”Notes”). The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by our domestic subsidiaries that guarantee our obligations under our revolving credit facility. Interest on both series of the Notes is payable semi-annually on June 1 and December 1 of each year and commenced on June 1, 2016.

The indenture governing the Notes contains customary events of default, including among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

In connection with the offering of the Notes, we entered into a Registration Rights Agreement, dated as of November 19, 2015 (see Note 5 of the Notes to Condensed Consolidated Financial Statements).
The Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements of the Securities Act and applicable state securities laws.

Capital Commitments At July 2, 2016, we had capital commitments of approximately $101.7 million primarily related to constructing a new office and design center, projects increasing manufacturing capacity, equipment replacements and equipment for process improvements and general corporate purposes.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

Legal We are involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on our consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2017. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of July 2, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 2, 2016, as we cannot conclude that the material weakness in internal control over financial reporting related to accounting for income taxes described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended April 2, 2016 has been fully remediated as of the date of this Quarterly Report on Form 10-Q.

Update on Remediation Plan

During the quarter ended July 2, 2016, we made substantial progress toward remediating the material weakness that existed in accounting for income taxes as of April 2, 2016. Our remediation plan is subject to ongoing senior management review, as well as Audit Committee oversight. As part of such plan, as of the date of this Quarterly Report on Form 10-Q:

•
We have filled two open positions within the tax department and identified potential candidates for an additional open position. We will continue to evaluate the structure of our tax organization and add resources as needed.

•	We have implemented a single income tax provision model in conjunction with completing our move to a single integrated ERP system.

•	With the assistance of a qualified outside party, we are finalizing design of a review and assessment of our internal controls over accounting for income taxes and the tax provision process.

The Company believes that the remediation steps completed to date have significantly improved our internal control over the accounting for income taxes. However, the Company expects to continue to further strengthen internal controls over accounting for income taxes and make additional improvements in the tax provision process during the remainder of fiscal 2017. Until these remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Controls over Financial Reporting

Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2016, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Bylaws of Qorvo, Inc., effective as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.1	Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan. *

12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended July 2, 2016 and June 27, 2015; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended July 2, 2016 and June 27, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended July 2, 2016 and June 27, 2015; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 5, 2016	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of Qorvo, Inc., effective as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2016).

10.1	Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan. *

12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended July 2, 2016 and June 27, 2015; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended July 2, 2016 and June 27, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended July 2, 2016 and June 27, 2015; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.