Form 10-Q
period 2016-10-01
Qorvo, Inc.
filed 2016-11-07
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2016, there were 127,727,701 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 1, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$469,219	$425,881
Short-term investments (Note 7)	—	186,808
Accounts receivable, less allowance of $100 and $143 as of October 1, 2016 and April 2, 2016, respectively	491,489	316,356
Inventories (Note 3)	437,135	427,551
Prepaid expenses	58,579	63,850
Other receivables	78,022	47,380
Other current assets	48,092	41,384
Total current assets	1,582,536	1,509,210
Property and equipment, net of accumulated depreciation of $820,306 at October 1, 2016 and $751,898 at April 2, 2016	1,240,050	1,046,888
Goodwill (Note 4)	2,174,918	2,135,697
Intangible assets, net (Note 4)	1,656,158	1,812,515
Long-term investments (Note 7)	34,902	26,050
Other non-current assets	63,058	66,459
Total assets	$6,751,622	$6,596,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,696	$205,364
Accrued liabilities	212,220	137,889
Other current liabilities	21,529	30,548
Total current liabilities	557,445	373,801
Long-term debt (Note 5)	988,625	988,130
Deferred tax liabilities (Note 6)	146,927	152,160
Other long-term liabilities	82,249	83,056
Total liabilities	1,775,246	1,597,147
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 126,995 and 127,386 shares issued and outstanding at October 1, 2016 and April 2, 2016, respectively	5,413,742	5,442,613
Accumulated other comprehensive loss, net of tax	(3,730)	(3,133)
Accumulated deficit	(433,636)	(439,808)
Total stockholders’ equity	4,976,376	4,999,672
Total liabilities and stockholders’ equity	$6,751,622	$6,596,819
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenue	$864,698	$708,335	$1,563,235	$1,381,976
Cost of goods sold	547,899	423,487	969,961	817,611
Gross profit	316,799	284,848	593,274	564,365
Operating expenses:
Research and development	126,078	118,293	243,215	235,503
Marketing and selling	108,128	105,925	217,164	215,570
General and administrative	30,455	29,069	65,014	65,152
Other operating expense	6,745	13,522	16,747	31,436
Total operating expenses	271,406	266,809	542,140	547,661
Income from operations	45,393	18,039	51,134	16,704
Interest expense (Note 5)	(15,554)	(660)	(30,741)	(1,208)
Interest income	192	472	470	864
Other (expense) income	(311)	381	(811)	4,500

Income before income taxes	29,720	18,232	20,052	20,860

Income tax expense (Note 6)	(17,873)	(13,784)	(13,880)	(14,376)
Net income	$11,847	$4,448	$6,172	$6,484

Net income per share (Note 2):
Basic	$0.09	$0.03	$0.05	$0.04
Diluted	$0.09	$0.03	$0.05	$0.04

Weighted average shares of common stock outstanding (Note 2):
Basic	127,546	146,053	127,543	147,627
Diluted	132,329	150,783	132,461	152,562

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$11,847	$4,448	$6,172	$6,484
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	1	(105)	73	707
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	353	(97)	(758)	25
Reclassification adjustments, net of tax:
Realized gain on marketable securities	—	(30)	—	(1,958)
Amortization of pension actuarial loss	57	34	88	69
Other comprehensive income (loss)	411	(198)	(597)	(1,157)
Total comprehensive income	$12,258	$4,250	$5,575	$5,327
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$6,172	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,177	88,807
Amortization and other non-cash items	243,397	250,940
Excess tax benefit from exercises of stock options	(56)	—
Deferred income taxes	(13,310)	2,388
Foreign currency adjustments	1,128	427
Gain on investments and other assets, net	(165)	(3,132)
Stock-based compensation expense	56,636	83,900
Changes in operating assets and liabilities:
Accounts receivable, net	(170,920)	(84,496)
Inventories	(11,689)	(51,803)
Prepaid expenses and other current and non-current assets	(23,617)	(5,469)
Accounts payable and accrued liabilities	136,832	31,599
Income tax (recoverable) / payable	(13,205)	(585)
Other liabilities	1,007	(8,833)
Net cash provided by operating activities	309,387	310,227
Investing activities:
Purchase of property and equipment	(250,419)	(169,686)
Purchase of a business, net of cash acquired (Note 4)	(118,173)	—
Purchase of available-for-sale securities	(469)	(150,104)
Proceeds from maturities and sales of available-for-sale securities	186,793	370,067
Other investing activities	(4,710)	(24,745)
Net cash (used in) provided by investing activities	(186,978)	25,532
Financing activities:
Proceeds from debt issuances	—	125,000
Payment of debt	—	(50,000)
Debt issuance costs	—	(1,339)
Excess tax benefit from exercises of stock options	56	—
Proceeds from the issuance of common stock	27,077	29,708
Repurchase of common stock, including transaction costs	(91,400)	(549,940)
Tax withholding paid on behalf of employees for restricted stock units	(14,763)	(19,430)
Other financing activities	(3)	83
Net cash used in financing activities	(79,033)	(465,918)

Effect of exchange rate changes on cash	(38)	(58)
Net increase (decrease) in cash and cash equivalents	43,338	(130,217)
Cash and cash equivalents at the beginning of the period	425,881	299,814
Cash and cash equivalents at the end of the period	$469,219	$169,597
Non-cash investing information:
Capital expenditure adjustments included in liabilities	$43,602	$5,217
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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2017 is a 52-week year and the three and six months ended October 1, 2016 included 13 and 26 weeks, respectively. Comparatively, fiscal 2016 was a 53-week year and the three and six months ended October 3, 2015 included 14 and 27 weeks, respectively.

2. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$11,847	$4,448	$6,172	$6,484
Denominator:
Denominator for basic net income per share — weighted average shares	127,546	146,053	127,543	147,627
Effect of dilutive securities:
Stock-based awards	4,783	4,730	4,918	4,935
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	132,329	150,783	132,461	152,562
Basic net income per share	$0.09	$0.03	$0.05	$0.04
Diluted net income per share	$0.09	$0.03	$0.05	$0.04

In the computation of diluted net income per share for the three and six months ended October 1, 2016, outstanding options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended October 3, 2015, outstanding options to

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

purchase approximately 0.2 million shares and 0.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

3. INVENTORIES
Inventories are stated at the lower of cost or market based on standard costs which approximates actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	October 1, 2016	April 2, 2016
Raw materials	$106,874	$89,928
Work in process	222,695	228,626
Finished goods	107,566	108,997
Total inventories	$437,135	$427,551

4. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the six months ended October 1, 2016 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 2, 2016	$1,751,503	$384,194	$2,135,697
Acquisition	—	39,221	39,221
Balance at October 1, 2016	$1,751,503	$423,415	$2,174,918

On April 29, 2016, the Company completed the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short range radio frequency ("RF") communication technology for a purchase price of $118.7 million. The acquisition expanded the Company's offerings to include integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home and the Internet of Things ("IoT"). The acquisition resulted in initial goodwill of $39.2 million and an increase in intangible assets of $82.1 million. The more significant intangible assets acquired were developed technology of $74.2 million (being amortized over 7 years) and customer relationships of $5.6 million (being amortized over 3 years).

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	October 1, 2016		April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
In-process research and development	$267,000	N/A	$267,000	N/A
Technology licenses	13,346	11,357	12,446	11,021
Customer relationships	1,272,725	516,943	1,267,103	377,357
Developed technology	989,335	371,125	915,163	277,736
Wafer supply agreement	20,443	20,443	20,443	20,443
Trade names	29,353	16,989	29,000	12,083
Backlog	65,000	65,000	65,000	65,000
Non-compete agreement	1,026	213	—	—
Total	$2,658,228	$1,002,070	$2,576,155	$763,640

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total intangible assets amortization expense was $119.8 million and $239.2 million for the three and six months ended October 1, 2016, respectively, and $128.0 million and $251.2 million for the three and six months ended October 3, 2015, respectively.

Based on identified intangible assets as of October 1, 2016, we expect amortization expense for each period to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2017	$505,502
2018	542,634
2019	455,402
2020	206,986
2021	144,066

5. DEBT

Debt as of October 1, 2016 and April 2, 2016 is as follows (in thousands):

	October 1, 2016	April 2, 2016
6.75% Senior Notes due 2023	$450,000	$450,000
7.00% Senior Notes due 2025	550,000	550,000
Less unamortized issuance costs	(11,375)	(11,870)
Total long-term debt	$988,625	$988,130

Senior Notes
On November 19, 2015, the Company completed an offering of $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The carrying value of issuance costs related to the Notes is $11.4 million as of October 1, 2016 and $11.9 million as of April 2, 2016, and is presented on the Condensed Consolidated Balance Sheets as a direct deduction of Long-term debt.

The Notes were issued pursuant to an indenture, dated as of November 19, 2015 (the “Indenture”), by and among the Company, the Company’s domestic subsidiaries that guarantee the Company’s obligations under its revolving credit facility, as guarantors (the “Guarantors”), and MUFG Union Bank, N.A., as trustee. The Company used the net proceeds of the offering of the Notes for general corporate purposes, including share repurchases and merger and acquisition activity.

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. For the three and six months ended October 1, 2016, the Company recognized $17.3 million and $34.8 million, respectively, of interest expense related to the Notes which was offset by $2.4 million and $5.4 million, respectively, of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on June 1, 2016. Interest paid on the Notes during the six months ended October 1, 2016 was $36.7 million.

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

The Indenture contains customary events of default, including, among other things, payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

In connection with the offering of the Notes, the Company agreed to provide the holders of the Notes with an opportunity to exchange the Notes for registered notes having terms substantially identical to the Notes. On September 19, 2016, the Company completed the exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of October 1, 2016, of $487.1 million and $598.1 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $465.8 million and $581.6 million, respectively as of April 2, 2016.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit Agreement
On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the six months ended October 1, 2016, there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of October 1, 2016 and April 2, 2016.

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

6. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended October 1, 2016 and October 3, 2015 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended October 1, 2016 and October 3, 2015.

The Company’s income tax expense was $17.9 million and $13.9 million for the three and six months ended October 1, 2016, respectively, and the Company's income tax expense was $13.8 million and $14.4 million for the three and six months ended October 3, 2015, respectively. The Company’s effective tax rate was 60.1% and 69.2% for the three and six months ended October 1, 2016, respectively, and 75.7% and 69.0% for the three and six months ended October 3, 2015, respectively. The Company's effective tax rate for both the second quarter of fiscal 2017 and the second quarter of fiscal 2016 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and changes in unrecognized tax benefits.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has domestic federal and state tax net operating loss (“NOLs”) carry-forwards that expire in fiscal years 2017 to 2036 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $69.1 million as of the end of fiscal 2016 to $79.4 million as of the end of the second quarter of fiscal 2017, due to a $10.3 million increase related to tax positions taken with respect to the current fiscal year.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of October 1, 2016 and April 2, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
October 1, 2016
Auction rate securities	$2,150	$—	$(398)	$1,752
Money market funds	91,878	—	—	91,878
	$94,028	$—	$(398)	$93,630
April 2, 2016
U.S. government/agency securities	$149,874	$19	$(1)	$149,892
Auction rate securities	2,150	—	(350)	1,800
Corporate debt	45,510	—	—	45,510
Money market funds	146,779	—	—	146,779
	$344,313	$19	$(351)	$343,981

The estimated fair value of available-for-sale securities was based on the prevailing market values on October 1, 2016 and April 2, 2016. The Company determines the cost of an investment sold based on the specific identification method.

There were no gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the three and six months ended October 1, 2016. The gross realized gains and losses realized on available-for-sale securities for the three months ended October 3, 2015 were insignificant. There were $4.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the six months ended October 3, 2015.

There were no unrealized losses on available-for-sale securities in a continuous loss position for fewer than 12 months as of October 1, 2016, and as of April 2, 2016, such unrealized losses were insignificant. Unrealized losses on available-for-sale securities in a continuous loss position for 12 months or greater were $0.4 million as of October 1, 2016 and April 2, 2016.

The aggregate amount of available-for-sale securities in an unrealized loss position at October 1, 2016 was $1.8 million, with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at April 2, 2016 was $55.6 million, with $0.4 million in unrealized losses.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	October 1, 2016		April 2, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$91,878	$91,878	$342,163	$342,181
Due after ten years	2,150	1,752	2,150	1,800
Total investments in debt securities	$94,028	$93,630	$344,313	$343,981

During the first quarter of fiscal 2017, our investments in commercial paper and U.S. government treasury bills matured and a portion of the proceeds was used for the GreenPeak acquisition.

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment is accounted for as a cost method investment and classified in "Long-term investments" on the Company's Condensed Consolidated Balance Sheet. No impairment was recognized on the Company's cost-method investment during the six months ended October 1, 2016.

Fair Value of Financial Instruments
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, auction rate securities (ARS), and money market funds. Marketable securities are reported at fair value in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of October 1, 2016 and April 2, 2016 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
October 1, 2016
Assets:
Available-for-sale securities
Auction rate securities (1)	$1,752	$—	$1,752
Money market funds	91,878	91,878	—
Total available-for-sale securities	93,630	91,878	1,752
Invested funds in deferred compensation plan (3)	7,858	7,858	—
Total assets measured at fair value	$101,488	$99,736	$1,752
Liabilities:
Deferred compensation plan obligation (3)	7,858	7,858	—
Total liabilities measured at fair value	$7,858	$7,858	$—

April 2, 2016
Assets:
Available-for-sale securities
U.S. government/agency securities	$149,892	$149,892	$—
Auction rate securities (1)	1,800	—	1,800
Corporate debt (2)	45,510	—	45,510
Money market funds	146,779	146,779	—
Total available-for-sale securities	343,981	296,671	47,310
Invested funds in deferred compensation plan (3)	6,468	6,468	—
Total assets measured at fair value	$350,449	$303,139	$47,310
Liabilities:
Deferred compensation plan obligation (3)	6,468	6,468	—
Total liabilities measured at fair value	$6,468	$6,468	$—

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. STOCK REPURCHASES

During the first half of fiscal 2016, the Company completed share repurchases under two programs approved by its Board of Directors under which it repurchased on the open market approximately 2.4 million shares for $150.0 million and approximately 7.3 million shares for $400.0 million.

On November 5, 2015, the Company announced a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock through November 4, 2016. During the third quarter of fiscal 2016, the Company repurchased approximately 4.6 million shares of its common stock for approximately $250 million and during the fourth quarter of fiscal 2016, the Company repurchased approximately 10.0 million shares of its common stock for approximately $500.0 million. The amounts for the fourth quarter of fiscal 2016 reflect shares repurchased pursuant to variable maturity accelerated shares repurchase ("ASR") agreements that the Company entered into with Bank of America, N.A. on February 16, 2016 as part of the $1.0 billion share repurchase program described above. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with an additional 0.4 million shares received.

During the second quarter of fiscal 2017, the Company repurchased approximately 1.6 million shares of its common stock for approximately $91.4 million.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory", which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard will become effective for the Company in the first quarter of fiscal year 2019. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the effects the new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance introduces an approach based on current expected losses over the life of the exposure to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2021. The Company does not believe it will have a significant impact on its consolidated financial statements.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities." This new standard will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The Company does not believe it will have a significant impact on its consolidated financial statements.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of October 1, 2016 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution (“LTE”) 4G networks, as well as third generation (“3G”) and second generation mobile devices. These solutions include complete RF front end modules that combine high-performance filters, power amplifiers (“PAs”), low noise amplifiers (“LNAs”) and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT, including the connected car.

IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. These RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation (“5G”) wireless networks. Products include high power gallium arsenide (“GaAs”) and gallium nitride (“GaN”) PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip (“SoC”) solutions and various multichip and hybrid assemblies. IDP market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. IDP RF solutions for the IoT enable the connected car and an array of industrial applications, and serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies. During the first quarter of fiscal 2017, the Company acquired GreenPeak, a leader in ultra-low power, short range RF communication technology. The acquisition expanded the Company's offerings to include integrated RF solutions and SoCs for the connected home and the IoT.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, intellectual property rights (IPR) litigation settlement (costs), restructuring and disposal costs, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenue:
MP	$706,138	$578,160	$1,253,215	$1,129,047
IDP	157,590	129,205	308,080	250,989
All other (1)	970	970	1,940	1,940
Total revenue	$864,698	$708,335	$1,563,235	$1,381,976
Income (loss) from operations:
MP	$164,397	$171,974	$297,374	$345,717
IDP	32,416	22,850	67,067	36,922
All other	(151,420)	(176,785)	(313,307)	(365,935)
Income from operations	45,393	18,039	51,134	16,704
Interest expense	(15,554)	(660)	(30,741)	(1,208)
Interest income	192	472	470	864
Other (expense) income	(311)	381	(811)	4,500
Income before income taxes	$29,720	$18,232	$20,052	$20,860

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Three Months Ended		Six Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reconciliation of “All other” category:
Stock-based compensation expense	$(26,042)	$(35,729)	$(56,636)	$(83,900)
Amortization of intangible assets	(119,646)	(128,028)	(238,991)	(251,230)
Acquisition and integration related costs	(8,962)	(5,589)	(15,722)	(16,003)
Acquired inventory step-up and revaluation	(318)	—	(1,517)	—
Restructuring and disposal costs	(468)	(2,403)	(882)	(3,830)
IPR litigation settlement (costs)	5,100	(192)	4,944	(340)
Start-up costs	(2,012)	(3,496)	(4,088)	(7,206)
Other expenses (including gain (loss) on assets and other miscellaneous corporate overhead)	928	(1,348)	(415)	(3,426)
Loss from operations for “All other”	$(151,420)	$(176,785)	$(313,307)	$(365,935)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 5, the Notes were issued pursuant to the Indenture by and among the Company, the Company's domestic subsidiaries that guarantee the Company's obligations under its revolving credit facility, as guarantors, and MUFG Union Bank, N.A., as trustee. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary, each of which is a direct or indirect wholly owned subsidiary of the Company. A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

In accordance with Rule 3-10 of Regulation S-X, the following presents the condensed consolidating financial information separately for:

(i)	the Company, the issuer of the Notes;

(ii)	the guarantor subsidiaries, on a combined basis, as specified in the Indenture;

(iii)	the non-guarantor subsidiaries, on a combined basis;

(iv)
consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in the Company’s subsidiaries and (d) record consolidating entries; and

(v)	the Company, on a consolidated basis.

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income (loss), and cash flows, had the Company, guarantor or non-guarantor subsidiaries operated as independent entities.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$195,307	$273,912	$—	$469,219
Accounts receivable, less allowance	—	52,707	439,934	(1,152)	491,489
Intercompany accounts and notes receivable	—	636,122	71,542	(707,664)	—
Inventories	—	97,206	416,982	(77,053)	437,135
Prepaid expenses	—	50,024	8,555	—	58,579
Other receivables	—	5,830	72,192	—	78,022
Other current assets	—	47,752	340	—	48,092
Total current assets	—	1,084,948	1,283,457	(785,869)	1,582,536
Property and equipment, net	—	924,409	315,641	—	1,240,050
Goodwill	—	1,953,102	221,816	—	2,174,918
Intangible assets, net	—	696,062	960,096	—	1,656,158
Long-term investments	—	26,002	8,900	—	34,902
Long-term intercompany accounts and notes receivable	—	398,243	129,734	(527,977)	—
Investment in subsidiaries	6,144,541	1,664,717	—	(7,809,258)	—
Other non-current assets	955	37,666	24,437	—	63,058
Total assets	$6,145,496	$6,785,149	$2,944,081	$(9,123,104)	$6,751,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$116,802	$206,894	$—	$323,696
Intercompany accounts and notes payable	—	71,542	636,122	(707,664)	—
Accrued liabilities	23,152	144,233	44,835	—	212,220
Other current liabilities	—	715	20,814	—	21,529
Total current liabilities	23,152	333,292	908,665	(707,664)	557,445
Long-term debt	988,625	—	—	—	988,625
Deferred tax liabilities	(113,216)	211,501	48,642	—	146,927
Long-term intercompany accounts and notes payable	270,559	129,734	127,684	(527,977)	—
Other long-term liabilities	—	33,369	48,880	—	82,249
Total liabilities	1,169,120	707,896	1,133,871	(1,235,641)	1,775,246
Total stockholders’ equity	4,976,376	6,077,253	1,810,210	(7,887,463)	4,976,376
Total liabilities and stockholders’ equity	$6,145,496	$6,785,149	$2,944,081	$(9,123,104)	$6,751,622

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$272,065	$842,144	$(249,511)	$864,698
Cost of goods sold	—	240,837	529,298	(222,236)	547,899
Gross profit	—	31,228	312,846	(27,275)	316,799
Operating expenses:
Research and development	6,248	12,427	115,044	(7,641)	126,078
Marketing and selling	1,796	33,251	84,910	(11,829)	108,128
General and administrative	17,998	13,929	7,790	(9,262)	30,455
Other operating expense	—	94	1,012	5,639	6,745
Total operating expenses	26,042	59,701	208,756	(23,093)	271,406
Income (loss) from operations	(26,042)	(28,473)	104,090	(4,182)	45,393
Interest expense	(15,167)	(589)	(1,741)	1,943	(15,554)
Interest income	—	1,510	624	(1,942)	192
Other (expense) income	—	189	1,780	(2,280)	(311)
Income (loss) before income taxes	(41,209)	(27,363)	104,753	(6,461)	29,720
Income tax (expense) benefit	9,581	(23,457)	(3,997)	—	(17,873)
Income in subsidiaries	43,475	—	—	(43,475)	—
Net income (loss)	$11,847	$(50,820)	$100,756	$(49,936)	$11,847

Comprehensive income (loss)	$12,258	$(50,819)	$101,166	$(50,347)	$12,258

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended October 3, 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$640,261	$697,459	$(629,385)	$708,335
Cost of goods sold	—	491,627	538,663	(606,803)	423,487
Gross profit	—	148,634	158,796	(22,582)	284,848
Operating expenses:
Research and development	16,802	48,962	59,942	(7,413)	118,293
Marketing and selling	14,949	28,155	66,751	(3,930)	105,925
General and administrative	3,979	17,039	27,722	(19,671)	29,069
Other operating expense	—	13,121	399	2	13,522
Total operating expenses	35,730	107,277	154,814	(31,012)	266,809
Income (loss) from operations	(35,730)	41,357	3,982	8,430	18,039
Interest expense	(579)	(504)	(596)	1,019	(660)
Interest income	—	625	705	(858)	472
Other income (expense)	—	(1,515)	(165)	2,061	381
Income (loss) before income taxes	(36,309)	39,963	3,926	10,652	18,232
Income tax (expense) benefit	9,566	(4,736)	(18,614)	—	(13,784)
Income in subsidiaries	31,191	—	—	(31,191)	—
Net income (loss)	$4,448	$35,227	$(14,688)	$(20,539)	$4,448

Comprehensive income (loss)	$4,250	$35,093	$(14,751)	$(20,342)	$4,250

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$677,043	$1,574,638	$(688,446)	$1,563,235
Cost of goods sold	—	585,404	1,008,340	(623,783)	969,961
Gross profit	—	91,639	566,298	(64,663)	593,274
Operating expenses:
Research and development	17,917	22,267	213,531	(10,500)	243,215
Marketing and selling	7,854	58,785	171,522	(20,997)	217,164
General and administrative	30,865	16,028	27,716	(9,595)	65,014
Other operating expense	—	4,187	6,953	5,607	16,747
Total operating expenses	56,636	101,267	419,722	(35,485)	542,140
Income (loss) from operations	(56,636)	(9,628)	146,576	(29,178)	51,134
Interest expense	(29,935)	(1,407)	(3,319)	3,920	(30,741)
Interest income	—	2,992	1,191	(3,713)	470
Other (expense) income	—	(132)	835	(1,514)	(811)
Income (loss) before income taxes	(86,571)	(8,175)	145,283	(30,485)	20,052
Income tax (expense) benefit	19,876	(50,544)	16,788	—	(13,880)
Income in subsidiaries	72,867	—	—	(72,867)	—
Net income (loss)	$6,172	$(58,719)	$162,071	$(103,352)	$6,172

Comprehensive income (loss)	$5,575	$(58,646)	$161,401	$(102,755)	$5,575

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended October 3, 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,366,023	$1,264,287	$(1,248,334)	$1,381,976
Cost of goods sold	—	1,039,150	1,002,603	(1,224,142)	817,611
Gross profit	—	326,873	261,684	(24,192)	564,365
Operating expenses:
Research and development	38,275	92,632	119,953	(15,357)	235,503
Marketing and selling	35,036	61,663	129,610	(10,739)	215,570
General and administrative	10,589	39,595	36,901	(21,933)	65,152
Other operating expense	—	28,549	2,885	2	31,436
Total operating expenses	83,900	222,439	289,349	(48,027)	547,661
Income (loss) from operations	(83,900)	104,434	(27,665)	23,835	16,704
Interest expense	(579)	(1,390)	(1,155)	1,916	(1,208)
Interest income	—	1,147	1,312	(1,595)	864
Other income (expense)	—	3,002	(404)	1,902	4,500
Income (loss) before income taxes	(84,479)	107,193	(27,912)	26,058	20,860
Income tax (expense) benefit	25,649	(16,624)	(23,401)	—	(14,376)
Income in subsidiaries	65,314	—	—	(65,314)	—
Net income (loss)	$6,484	$90,569	$(51,313)	$(39,256)	$6,484

Comprehensive income (loss)	$5,327	$89,318	$(51,219)	$(38,099)	$5,327

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79,030	$(27,693)	$258,050	$—	$309,387
Investing activities:
Purchase of property and equipment	—	(189,037)	(61,382)	—	(250,419)
Purchase of a business	—	—	(118,173)	—	(118,173)
Purchase of available-for-sale securities	—	(469)	—	—	(469)
Proceeds from maturities and sales of available-for-sale securities	—	186,793	—	—	186,793
Other investing activities	—	4,190	(8,900)	—	(4,710)
Net cash (used in) provided by investing activities	—	1,477	(188,455)	—	(186,978)
Financing activities:
Excess tax benefit from exercises of stock options	56	—	—	—	56
Proceeds from the issuance of common stock	27,077	—	—	—	27,077
Repurchase of common stock, including transaction costs	(91,400)	—	—	—	(91,400)
Tax withholding paid on behalf of employees for restricted stock units	(14,763)	—	—	—	(14,763)
Other financing	—	(3)	—	—	(3)
Net transactions with related parties	—	893	(893)	—	—
Net cash provided by (used in) financing activities	(79,030)	890	(893)	—	(79,033)
Effect of exchange rate changes on cash	—	—	(38)	—	(38)
Net increase (decrease) in cash and cash equivalents	—	(25,326)	68,664	—	43,338
Cash and cash equivalents at the beginning of the period	—	220,633	205,248	—	425,881
Cash and cash equivalents at the end of the period	$—	$195,307	$273,912	$—	$469,219

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended October 3, 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$466,001	$(110,207)	$(45,567)	$—	$310,227
Investing activities:
Purchase of property and equipment	—	(156,030)	(13,656)	—	(169,686)
Purchase of available-for-sale securities	—	(150,104)	—	—	(150,104)
Proceeds from maturities and sales of available-for-sale securities	—	370,067	—	—	370,067
Other investing activities	—	(24,745)	—	—	(24,745)
Net cash used in investing activities	—	39,188	(13,656)	—	25,532
Financing activities:
Proceeds from debt	125,000	—	—	—	125,000
Payment of debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(1,339)	—	—	—	(1,339)
Proceeds from the issuance of common stock	29,708	—	—	—	29,708
Repurchase of common stock, including transaction costs	(549,940)	—	—	—	(549,940)
Tax withholding paid on behalf of employees for restricted stock units	(19,430)	—	—	—	(19,430)
Other financing	—	83	—	—	83
Net transactions with related parties	—	(709)	709	—	—
Net cash (used in) provided by financing activities	(466,001)	(626)	709	—	(465,918)
Effect of exchange rate changes on cash	—	—	(58)	—	(58)
Net increase (decrease) in cash and cash equivalents	—	(71,645)	(58,572)	—	(130,217)
Cash and cash equivalents at the beginning of the period	—	154,332	145,482	—	299,814
Cash and cash equivalents at the end of the period	$—	$82,687	$86,910	$—	$169,597

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	the inability of one or more of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	our ability to efficiently and successfully operate our wafer fabrication facilities, assembly facilities and test and tape and reel facilities;

•	variability in manufacturing yields;

•	variability in raw material costs and availability of raw materials;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	the impact of stringent environmental regulations;

•	the adverse impact of any future decision to repatriate non-U.S. earnings;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions; and

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

We have more than 8,000 global employees dedicated to delivering solutions for everything that connects the world. We have world-class ISO-certified manufacturing facilities, and our Richardson, Texas facility is a U.S. Department of Defense- accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave (“BAW”) technologies, products and services. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary manufacturing facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica and Texas.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of RF solutions that perform various functions in the increasingly complex cellular radio front end section of smartphones and other cellular devices. These RF solutions are required in fourth generation (“4G”) data-centric devices operating under Long-Term Evolution 4G networks, as well as third generation and second generation mobile devices. Our solutions include complete RF front end modules that combine high-performance filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs") and switches, PA modules, transmit modules, antenna control solutions, antenna switch modules, diversity receive modules and envelope tracking power management devices. MP supplies its broad portfolio of RF solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things (“IoT”), including the connected car.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions that support diverse global applications, including ubiquitous high-speed network connectivity to the cloud, data center communications, rapid internet connectivity throughout the home and workplace, and upgraded military capabilities across the globe. Qorvo’s RF solutions enhance performance and reduce complexity in cellular base stations, optical long haul, data center and metro networks, WiFi networks, cable networks, and emerging fifth generation ("5G") wireless networks. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, RF filter solutions, CMOS system-on-a-chip ("SoC") solutions and various multichip and hybrid assemblies. Our market-leading RF solutions for defense and aerospace upgrade communications and radar systems for air, land and sea. Our RF solutions for the IoT enable the connected car and an array of industrial applications, and we serve the home automation market with SoC solutions based on ZigBee and Bluetooth Smart technologies. During the first quarter of fiscal 2017, we acquired GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short range RF communication technology. The acquisition expanded our offerings to include integrated RF solutions and SoCs for the connected home and the IoT.

As of October 1, 2016, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue (see Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

SECOND QUARTER FISCAL 2017 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 22.1% as compared to the second quarter of fiscal 2016, due to higher demand for our cellular RF solutions for smartphones, wireless infrastructure and WiFi products, as well as the addition of GreenPeak revenue.

•
Gross margin for the second quarter of fiscal 2017 was 36.6% as compared to 40.2% for the second quarter of fiscal 2016. Although year-over-year revenue increased substantially, gross margin was adversely impacted by several factors, including an unfavorable change in product mix towards lower margin products, average selling price erosion and unfavorable inventory adjustments primarily due to quality issues and lower than expected manufacturing and assembly yields on a high volume part.

•
Operating income was $45.4 million for the second quarter of fiscal 2017 as compared to operating income of $18.0 million for the second quarter of fiscal 2016. This improvement was primarily due to increased gross profit, lower stock-based compensation expense and lower intangible asset amortization expense. These increases in operating income were partially offset by higher personnel expense primarily driven by increased manufacturing and research and development headcount.

•	Diluted earnings per share for the second quarter of fiscal 2017 was $0.09 as compared $0.03 for the second quarter of fiscal 2016.

•
Cash flow from operations was $250.0 million for the second quarter of fiscal 2017 as compared to $168.8 million for the second quarter of fiscal 2016. This year-over-year increase was primarily attributable to changes in working capital and higher profitability.

•
Capital expenditures were $120.0 million for the second quarter of fiscal 2017 as compared to $80.3 million for the second quarter of fiscal 2016. This year-over-year increase was primarily related to projects for increasing premium filter capacity and projects for manufacturing cost savings initiatives.

•
During the second quarter of fiscal 2017, we recorded interest expense of $17.3 million (which was offset by $2.4 million of capitalized interest) on the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016.

•	During the second quarter of fiscal 2017, we repurchased approximately 1.6 million shares of our common stock for approximately $91.4 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended October 1, 2016 and October 3, 2015 (in thousands, except percentages):

	Three Months Ended
	October 1, 2016	% of Revenue	October 3, 2015	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$864,698	100.0%	$708,335	100.0%	$156,363	22.1%
Cost of goods sold	547,899	63.4	423,487	59.8	124,412	29.4
Gross profit	316,799	36.6	284,848	40.2	31,951	11.2
Research and development	126,078	14.6	118,293	16.7	7,785	6.6
Marketing and selling	108,128	12.5	105,925	15.0	2,203	2.1
General and administrative	30,455	3.5	29,069	4.1	1,386	4.8
Other operating expense	6,745	0.8	13,522	1.9	(6,777)	(50.1)
Operating income	$45,393	5.2%	$18,039	2.5%	27,354	151.6

	Six Months Ended
	October 1, 2016	% of Revenue	October 3, 2015	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,563,235	100.0%	$1,381,976	100.0%	$181,259	13.1%
Cost of goods sold	969,961	62.0	817,611	59.2	152,350	18.6
Gross profit	593,274	38.0	564,365	40.8	28,909	5.1
Research and development	243,215	15.6	235,503	17.0	7,712	3.3
Marketing and selling	217,164	13.9	215,570	15.6	1,594	0.7
General and administrative	65,014	4.1	65,152	4.7	(138)	(0.2)
Other operating expense	16,747	1.1	31,436	2.3	(14,689)	(46.7)
Operating income	$51,134	3.3%	$16,704	1.2%	34,430	206.1

Revenue increased for the three and six months ended October 1, 2016, as compared to the three and six months ended October 3, 2015, due to higher demand for our cellular RF solutions for smartphones, wireless infrastructure and WiFi products, as well as the addition of GreenPeak revenue.

Gross margin for the three and six months ended October 1, 2016 was 36.6% and 38.0%, respectively, as compared to 40.2% and 40.8%, respectively, for the three and six months ended October 3, 2015. Although year-over-year revenue increased substantially, gross margin was adversely impacted by several factors, including an unfavorable change in product mix towards lower margin products, average selling price erosion and unfavorable inventory adjustments primarily due to quality issues and lower than expected manufacturing and assembly yields on a high volume part.

Operating income increased for the three and six months ended October 1, 2016, primarily due to increased gross profit, lower stock-based compensation expense and lower intangible asset amortization expense. These increases in operating income were partially offset by higher personnel expense primarily driven by increased manufacturing and research and development headcount.

Stock-based compensation expense included in operating expense for the three and six months ended October 1, 2016 included post-combination service award expense related to the Business Combination. As the requisite service periods roll-off, the stock-based compensation expense associated with the Business Combination will continue to decline.

Operating Expenses

Research and development expense increased for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015, primarily due to increased headcount and related personnel expense associated with the design and development of high-performance filter based products as well as the addition of GreenPeak expenses, partially offset by lower stock-based compensation expense.

Marketing and selling expense increased slightly for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015.

General and administrative expense increased slightly for the three months ended October 1, 2016 as compared to the three months ended October 3, 2015. General and administrative expense decreased slightly for the six months ended October 1, 2016 as compared to the six months ended October 3, 2015.

Other operating expense decreased for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015, primarily due to lower restructuring and integration costs associated with the Business Combination, as well as lower start-up costs.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	October 1, 2016	October 3, 2015	Increase (Decrease)	Percentage Change
Revenue	$706,138	$578,160	$127,978	22.1%
Operating income	164,397	171,974	(7,577)	(4.4)
Operating income as a % of revenue	23.3%	29.7%

	Six Months Ended
(In thousands, except percentages)	October 1, 2016	October 3, 2015	Increase (Decrease)	Percentage Change
Revenue	$1,253,215	$1,129,047	$124,168	11.0%
Operating income	297,374	345,717	(48,343)	(14.0)
Operating income as a % of revenue	23.7%	30.6%

MP revenue increased for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015, primarily due to higher demand for our cellular RF solutions for smartphones.

The decrease in MP operating income as a percentage of revenue for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015 was primarily due to lower gross margin resulting from an unfavorable change in product mix towards lower margin products, average selling price erosion, unfavorable inventory adjustments primarily due to quality issues and lower than expected manufacturing and assembly yields on a high volume part and increased personnel expense primarily related to the design and development of high-performance filter based products.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	October 1, 2016	October 3, 2015	Increase	Percentage Change
Revenue	$157,590	$129,205	$28,385	22.0%
Operating income	32,416	22,850	9,566	41.9
Operating income as a % of revenue	20.6%	17.7%

	Six Months Ended
(In thousands, except percentages)	October 1, 2016	October 3, 2015	Increase	Percentage Change
Revenue	$308,080	$250,989	$57,091	22.7%
Operating income	67,067	36,922	30,145	81.6
Operating income as a % of revenue	21.8%	14.7%

Revenue increased for the three and six months ended October 1, 2016 as compared to the three and six months ended October 3, 2015, primarily due to improved global demand for our wireless infrastructure and WiFi products, as well as the inclusion of GreenPeak revenue in the three and six months ended October 1, 2016.

The increase in IDP operating income as a percentage of revenue for the three months ended October 1, 2016 as compared to the three months ended October 3, 2015 was primarily due to increased revenue and lower unfavorable inventory adjustments.

The increase in IDP operating income as a percentage of revenue for the six months ended October 1, 2016 as compared to the six months ended October 3, 2015 was primarily due to increased revenue, favorable factory utilization, lower unfavorable inventory adjustments and favorable product mix.

See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and six months ended October 1, 2016 and October 3, 2015.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest expense	$(15,554)	$(660)	$(30,741)	$(1,208)
Interest income	192	472	470	864
Other (expense) income	(311)	381	(811)	4,500
Income tax expense	(17,873)	(13,784)	(13,880)	(14,376)

Interest Expense
During the three and six months ended October 1, 2016, we recorded interest expense of $17.3 million and $34.8 million, respectively, related to the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest expense in the preceding table for the three and six months ended October 1, 2016 is net of capitalized interest of $2.4 million and $5.4 million, respectively.

Other (Expense) Income
During the first quarter of fiscal 2016, we sold equity securities and recognized a gain of approximately $4.0 million.

Income Taxes
Our provision for income taxes for the three and six months ended October 1, 2016 and October 3, 2015 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended October 1, 2016 and October 3, 2015.

For the three and six months ended October 1, 2016, we had an income tax expense of $17.9 million and $13.9 million, respectively, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses. For the three and six months ended October 3, 2015, income tax expense was $13.8 million and $14.4 million, respectively, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of October 1, 2016, we had working capital of approximately $1,025.1 million, including $469.2 million in cash and cash equivalents, compared to working capital of approximately $1,135.4 million at April 2, 2016, including $425.9 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $469.2 million as of October 1, 2016. This balance includes approximately $273.9 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate.  Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries.

Stock Repurchases
On November 5, 2015, we announced a new share repurchase program to repurchase up to $1.0 billion of our outstanding stock through November 4, 2016. During the third quarter of fiscal 2016, we repurchased approximately 4.6 million shares of our common stock for approximately $250.0 million and during the fourth quarter of fiscal 2016, we repurchased approximately 10.0 million shares of our common stock for approximately $500.0 million. The amounts for the fourth quarter of fiscal 2016 reflect shares repurchased pursuant to variable maturity accelerated shares repurchase ("ASR") agreements that we entered into with Bank of America, N.A. on February 16, 2016 as part of the $1.0 billion share repurchase program described above. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with an additional 0.4 million shares received.

During the second quarter of fiscal 2017, we repurchased approximately 1.6 million shares of our common stock pursuant to this authorization for approximately $91.4 million.

On November 3, 2016, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of our outstanding stock. The new repurchase program includes approximately $158.6 million authorized on a prior program that was set to expire on November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

Cash Flows from Operating Activities
Operating activities for the six months ended October 1, 2016 generated cash of $309.4 million, compared to $310.2 million for the six months ended October 3, 2015.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended October 1, 2016 was $187.0 million as compared to net cash provided by investing activities of $25.5 million for the six months ended October 3, 2015. This year over year increase in cash used in investing activities was primarily driven by the acquisition of GreenPeak and increased capital expenditures (primarily related to projects for increasing premium filter capacity and projects for manufacturing cost savings initiatives).

Cash Flows from Financing Activities
Net cash used in financing activities was $79.0 million for the six months ended October 1, 2016, compared to $465.9 million for the six months ended October 3, 2015. This year over year decrease in cash used in financing activities was primarily driven by lower share repurchase activity, which was partially offset by lower net proceeds from borrowings.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Credit Agreement as of October 1, 2016.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. At October 1, 2016, we were in full compliance with these covenants.

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

We completed an exchange offer on September 19, 2016 under which substantially all of the Notes were exchanged for senior notes registered under the Securities Act (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

Capital Commitments At October 1, 2016, we had capital commitments of approximately $124.3 million primarily related to projects increasing premium filter capacity, projects for manufacturing cost savings initiatives, constructing a new office and design center, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2017. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of October 1, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 1, 2016, as we cannot conclude that the material weakness in internal control over financial reporting related to accounting for income taxes described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended April 2, 2016 has been fully remediated as of the date of this Quarterly Report on Form 10-Q.

Update on Remediation Plan

During the quarter ended October 1, 2016, we made substantial progress toward remediating the material weakness that existed in accounting for income taxes as of April 2, 2016. Our remediation plan is subject to ongoing senior management review, as well as Audit Committee oversight. As part of such plan, as of the date of this Quarterly Report on Form 10-Q:

•	We have implemented a single income tax provision model in conjunction with completing our move to a single integrated ERP system.

•	We have filled three open positions within the tax department. We will continue to evaluate the structure of our tax organization and add resources as needed.

•
With the assistance of a qualified outside party, we have undergone a review and assessment of our internal controls over accounting for income taxes and the tax provision process. Based on that review and assessment, we are in process of redesigning and enhancing our procedures to improve the effectiveness of the internal controls related to accounting for income taxes.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 3, 2016 through July 30, 2016	—	—	—	$ 250.0 million
July 31, 2016 through August 27, 3016	1,077	$55.13	1,077	$ 190.6 million
August 28, 2016 through October 1, 2016	560	57.19	560	$ 158.6 million
Total	1,637	$55.82	1,637	$ 158.6 million

On November 5, 2015, the Company announced a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock through November 4, 2016. During the third quarter of fiscal 2016, the Company repurchased approximately 4.6 million shares of its common stock for approximately $250.0 million and during the fourth quarter of fiscal 2016, the Company repurchased approximately 10.0 million shares of its common stock for approximately $500.0 million. The amounts for the fourth quarter of fiscal 2016 reflect shares repurchased pursuant to variable maturity accelerated shares repurchase ("ASR") agreements that the Company entered into with Bank of America, N.A. on February 16, 2016 as part of the $1.0 billion share repurchase program described above. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with an additional 0.4 million shares received.

During the second quarter of fiscal 2017, the Company repurchased approximately 1.6 million shares of its common stock for approximately $91.4 million.

On November 3, 2016, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. The new repurchase program includes approximately $158.6 million authorized on a prior program that was set to expire on November 4, 2016. Under the share repurchase program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

ITEM 6. EXHIBITS.

10.1	Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) *

10.2	Severance Agreement and Release of All Claims between Steven J. Buhaly and Qorvo US, Inc. *

10.3	Consulting Agreement by and between Qorvo US, Inc. and Steven J. Buhaly *

10.4	Qorvo, Inc. Director Compensation Program, effective August 3, 2016 *

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2016 and October 3, 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 1, 2016 and October 3, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2016 and October 3, 2015; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 7, 2016	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer

EXHIBIT INDEX

10.1	Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) *

10.2	Severance Agreement and Release of All Claims between Steven J. Buhaly and Qorvo US, Inc. *

10.3	Consulting Agreement by and between Qorvo US, Inc. and Steven J. Buhaly *

10.4	Qorvo, Inc. Director Compensation Program, effective August 3, 2016 *

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2016 and October 3, 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 1, 2016 and October 3, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2016 and October 3, 2015; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.