Form 10-Q
period 2016-12-31
Qorvo, Inc.
filed 2017-02-02
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 25, 2017, there were 126,452,577 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$495,811	$425,881
Short-term investments (Note 7)	—	186,808
Accounts receivable, less allowance of $85 and $143 as of December 31, 2016 and April 2, 2016, respectively	421,100	316,356
Inventories (Note 3)	404,617	427,551
Prepaid expenses	38,106	63,850
Other receivables	82,266	47,380
Other current assets	46,017	41,384
Total current assets	1,487,917	1,509,210
Property and equipment, net of accumulated depreciation of $871,441 at December 31, 2016 and $751,898 at April 2, 2016	1,335,767	1,046,888
Goodwill (Note 4)	2,173,914	2,135,697
Intangible assets, net (Note 4)	1,534,098	1,812,515
Long-term investments (Note 7)	34,733	26,050
Other non-current assets	58,482	66,459
Total assets	$6,624,911	$6,596,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,953	$205,364
Accrued liabilities	136,999	137,889
Other current liabilities (Note 6)	123,644	30,548
Total current liabilities	548,596	373,801
Long-term debt (Note 5)	988,886	988,130
Deferred tax liabilities (Note 6)	139,253	152,160
Other long-term liabilities	85,060	83,056
Total liabilities	1,761,795	1,597,147
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 126,331 and 127,386 shares issued and outstanding at December 31, 2016 and April 2, 2016, respectively	5,378,944	5,442,613
Accumulated other comprehensive loss, net of tax	(3,554)	(3,133)
Accumulated deficit	(512,274)	(439,808)
Total stockholders’ equity	4,863,116	4,999,672
Total liabilities and stockholders’ equity	$6,624,911	$6,596,819
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Revenue	$826,347	$620,681	$2,389,582	$2,002,657
Cost of goods sold	515,705	389,693	1,485,666	1,207,304
Gross profit	310,642	230,988	903,916	795,353
Operating expenses:
Research and development	111,951	105,992	355,166	341,495
Selling, general and administrative	130,672	126,294	412,850	407,016
Other operating expense	6,638	11,915	23,385	43,351
Total operating expenses	249,261	244,201	791,401	791,862
Income (loss) from operations	61,381	(13,213)	112,515	3,491
Interest expense (Note 5)	(14,464)	(7,668)	(45,205)	(8,876)
Interest income	233	519	703	1,383
Other (expense) income	(2,609)	(639)	(3,420)	3,861

Income (loss) before income taxes	44,541	(21,001)	64,593	(141)

Income tax (expense) benefit (Note 6)	(123,179)	9,874	(137,059)	(4,502)
Net loss	$(78,638)	$(11,127)	$(72,466)	$(4,643)

Net loss per share (Note 2):
Basic	$(0.62)	$(0.08)	$(0.57)	$(0.03)
Diluted	$(0.62)	$(0.08)	$(0.57)	$(0.03)

Weighted average shares of common stock outstanding (Note 2):
Basic	126,852	139,343	127,313	144,936
Diluted	126,852	139,343	127,313	144,936

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net loss	$(78,638)	$(11,127)	$(72,466)	$(4,643)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(28)	(5)	45	702
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	162	(84)	(596)	(59)
Reclassification adjustments, net of tax:
Realized gain on marketable securities	—	(17)	—	(1,975)
Amortization of pension actuarial loss	42	34	130	103
Other comprehensive income (loss)	176	(72)	(421)	(1,229)
Total comprehensive loss	$(78,462)	$(11,199)	$(72,887)	$(5,872)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net loss	$(72,466)	$(4,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	153,286	137,329
Amortization and other non-cash items	365,932	379,587
Excess tax benefit from exercises of stock options	(12)	(339)
Deferred income taxes	(19,382)	(19,053)
Foreign currency adjustments	3,267	586
Loss (gain) on investments and other assets, net	444	(3,625)
Stock-based compensation expense	73,291	114,208
Changes in operating assets and liabilities:
Accounts receivable, net	(100,374)	56,867
Inventories	19,151	(64,997)
Prepaid expenses and other current and non-current assets	(2,145)	(8,628)
Accounts payable and accrued liabilities	16,742	(37,679)
Income tax payable / (recoverable)	86,873	(5,435)
Other liabilities	5,142	(15,945)
Net cash provided by operating activities	529,749	528,233
Investing activities:
Purchase of property and equipment	(386,955)	(231,154)
Purchase of a business, net of cash acquired (Note 4)	(118,133)	—
Purchase of available-for-sale securities	(469)	(343,466)
Proceeds from maturities and sales of available-for-sale securities	186,793	391,522
Other investing activities	(4,621)	668
Net cash used in investing activities	(323,385)	(182,430)
Financing activities:
Proceeds from debt issuances	—	1,125,000
Payment of debt	—	(125,000)
Debt issuance costs	—	(12,890)
Excess tax benefit from exercises of stock options	12	339
Proceeds from the issuance of common stock	38,417	40,474
Repurchase of common stock, including transaction costs	(158,491)	(800,009)
Tax withholding paid on behalf of employees for restricted stock units	(15,034)	(21,303)
Other financing activities	20	87
Net cash (used in) provided by financing activities	(135,076)	206,698

Effect of exchange rate changes on cash	(1,358)	(718)
Net increase in cash and cash equivalents	69,930	551,783
Cash and cash equivalents at the beginning of the period	425,881	299,814
Cash and cash equivalents at the end of the period	$495,811	$851,597
Non-cash investing information:
Capital expenditure adjustments included in Accounts payable and accrued liabilities	$59,491	$32,683
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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2017 is a 52-week year and the three and nine months ended December 31, 2016 included 13 and 39 weeks, respectively. Comparatively, fiscal 2016 was a 53-week year and the three and nine months ended January 2, 2016 included 13 and 40 weeks, respectively.

2. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Numerator:
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(78,638)	$(11,127)	$(72,466)	$(4,643)
Denominator:
Denominator for basic net loss per share — weighted average shares	126,852	139,343	127,313	144,936
Effect of dilutive securities:
Stock-based awards	—	—	—	—
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	126,852	139,343	127,313	144,936
Basic net loss per share	$(0.62)	$(0.08)	$(0.57)	$(0.03)
Diluted net loss per share	$(0.62)	$(0.08)	$(0.57)	$(0.03)

In the computation of diluted net loss per share for the three and nine months ended December 31, 2016 and January 2, 2016, all outstanding options were excluded because the effect of their inclusion would have been anti-dilutive.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
Inventories are stated at the lower of cost or market based on standard costs which approximates actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	December 31, 2016	April 2, 2016
Raw materials	$95,399	$89,928
Work in process	180,735	228,626
Finished goods	128,483	108,997
Total inventories	$404,617	$427,551

4. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the nine months ended December 31, 2016 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 2, 2016	$1,751,503	$384,194	$2,135,697
Acquisition	—	38,217	38,217
Balance at December 31, 2016	$1,751,503	$422,411	$2,173,914

On April 29, 2016, the Company completed the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short range radio frequency ("RF") communication technology, for a purchase price of $118.7 million. The acquisition expanded the Company's offerings to include integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home and the Internet of Things ("IoT"). The acquisition resulted in initial goodwill of $39.2 million and an increase in intangible assets of $82.1 million. A Business Combination adjustment reduced goodwill by $1.0 million. The more significant intangible assets acquired were developed technology of $74.2 million (which is being amortized over 7 years) and customer relationships of $5.6 million (which is being amortized over 3 years).

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 31, 2016		April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Customer relationships	$1,272,725	$586,816	$1,267,103	$377,357
Developed technology	1,209,335	420,554	915,163	277,736
Backlog	65,000	65,000	65,000	65,000
Trade names	29,353	19,451	29,000	12,083
Wafer supply agreement	20,443	20,443	20,443	20,443
Technology licenses	13,346	11,524	12,446	11,021
Non-compete agreement	1,026	342	—	—
In-process research and development	47,000	N/A	267,000	N/A
Total	$2,658,228	$1,124,130	$2,576,155	$763,640

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the third quarter of fiscal 2017, $220.0 million of in-process research and development assets were completed, transferred to finite-lived intangible assets and are being amortized over their useful lives of 4 years.

Total intangible assets amortization expense was $122.0 million and $361.2 million for the three and nine months ended December 31, 2016, respectively, and $128.5 million and $379.8 million for the three and nine months ended January 2, 2016, respectively.

Based on identified intangible assets as of December 31, 2016, we expect amortization expense for each period to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2017	$494,032
2018	542,621
2019	455,451
2020	206,986
2021	155,525

5. DEBT

Debt as of December 31, 2016 and April 2, 2016 is as follows (in thousands):

	December 31, 2016	April 2, 2016
6.75% Senior Notes due 2023	$450,000	$450,000
7.00% Senior Notes due 2025	550,000	550,000
Less unamortized issuance costs	(11,114)	(11,870)
Total long-term debt	$988,886	$988,130

Senior Notes
On November 19, 2015, the Company completed an offering of $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The carrying value of issuance costs related to the Notes was $11.1 million as of December 31, 2016 and $11.9 million as of April 2, 2016, and is presented on the Condensed Consolidated Balance Sheets as a direct deduction of Long-term debt.

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. For the three and nine months ended December 31, 2016, the Company recognized $17.4 million and $52.2 million, respectively, of interest expense related to the Notes, which was offset by $3.6 million and $9.0 million, respectively, of interest capitalized to property and equipment. For the three and nine months ended January 2, 2016, the Company recognized $8.3 million of interest expense related to the Notes, which was offset by $1.6 million of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on June 1, 2016. Interest paid on the Notes during the three and nine months ended December 31, 2016 was $34.5 million and $71.2 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At any time prior to December 1, 2018, the Company may redeem all or part of the 2023 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 106.75%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2018, the Company may redeem the 2023 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

The Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

In connection with the offering of the Notes, the Company agreed to provide the holders of the Notes with an opportunity to exchange the Notes for registered notes having terms substantially identical to the Notes. On September 19, 2016, the Company completed an exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of December 31, 2016, of $495.6 million and $609.5 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively), were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $465.8 million and $581.6 million, respectively, as of April 2, 2016.

Credit Agreement
On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the nine months ended December 31, 2016, there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of December 31, 2016 and April 2, 2016.

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

6. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 31, 2016 and January 2, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 31, 2016 and January 2, 2016.

The Company’s income tax expense was $123.2 million and $137.1 million for the three and nine months ended December 31, 2016, respectively, and the Company's income tax (benefit) expense was $(9.9) million and $4.5 million for the three and nine months ended January 2, 2016, respectively. The Company’s effective tax rate was 276.6% and 212.2% for the three and nine months ended December 31, 2016, respectively, and 47.0% and (3,183.0)% for the three and nine months ended January 2, 2016, respectively. The Company's effective tax rate for both the third quarter of fiscal 2017 and the third quarter of fiscal 2016 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, and the timing of when income and loss is recognized in the various tax jurisdictions.

Income taxes payable of $122.8 million and $29.9 million as of December 31, 2016 and April 2, 2016, respectively, are included in "Other current liabilities" on the Company's Condensed Consolidated Balance Sheets.

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

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $69.1 million as of the end of fiscal 2016 to $86.0 million as of the end of the third quarter of fiscal 2017, due to a $16.9 million increase primarily related to tax positions taken with respect to the current fiscal year.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of December 31, 2016 and April 2, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Auction rate securities	$2,150	$—	$(442)	$1,708
Money market funds	96,934	—	—	96,934
	$99,084	$—	$(442)	$98,642
April 2, 2016
U.S. government/agency securities	$149,874	$19	$(1)	$149,892
Auction rate securities	2,150	—	(350)	1,800
Corporate debt	45,510	—	—	45,510
Money market funds	146,779	—	—	146,779
	$344,313	$19	$(351)	$343,981

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 31, 2016 and April 2, 2016. The Company determines the cost of an investment sold based on the specific identification method.

There were no gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the three and nine months ended December 31, 2016. The gross realized gains and losses realized on available-for-sale securities for the three months ended January 2, 2016 were insignificant. There were $4.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for the nine months ended January 2, 2016.

There were no unrealized losses on available-for-sale securities in a continuous loss position for fewer than 12 months as of December 31, 2016, and as of April 2, 2016, such unrealized losses were insignificant. Unrealized losses on available-for-sale securities in a continuous loss position for 12 months or greater were $0.4 million as of December 31, 2016 and April 2, 2016.

The aggregate amount of available-for-sale securities in an unrealized loss position at December 31, 2016 was $1.7 million, with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at April 2, 2016 was $55.6 million, with $0.4 million in unrealized losses.

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	December 31, 2016		April 2, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$96,934	$96,934	$342,163	$342,181
Due after ten years	2,150	1,708	2,150	1,800
Total investments in debt securities	$99,084	$98,642	$344,313	$343,981

During the first quarter of fiscal 2017, our investments in commercial paper and U.S. government treasury bills matured and a portion of the proceeds was used for the GreenPeak acquisition.

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment is accounted for as a cost method investment and classified in "Long-term investments" on the Company's Condensed Consolidated Balance Sheets.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, corporate debt, auction rate securities (ARS), and money market funds. Marketable securities are reported at fair value in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets. The related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 31, 2016 and April 2, 2016 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2016
Assets:
Available-for-sale securities
Auction rate securities (1)	$1,708	$—	$1,708
Money market funds	96,934	96,934	—
Total available-for-sale securities	98,642	96,934	1,708
Invested funds in deferred compensation plan (3)	9,499	9,499	—
Total assets measured at fair value	$108,141	$106,433	$1,708
Liabilities:
Deferred compensation plan obligation (3)	9,499	9,499	—
Total liabilities measured at fair value	$9,499	$9,499	$—

April 2, 2016
Assets:
Available-for-sale securities
U.S. government/agency securities	$149,892	$149,892	$—
Auction rate securities (1)	1,800	—	1,800
Corporate debt (2)	45,510	—	45,510
Money market funds	146,779	146,779	—
Total available-for-sale securities	343,981	296,671	47,310
Invested funds in deferred compensation plan (3)	6,468	6,468	—
Total assets measured at fair value	$350,449	$303,139	$47,310
Liabilities:
Deferred compensation plan obligation (3)	6,468	6,468	—
Total liabilities measured at fair value	$6,468	$6,468	$—

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

8. STOCK REPURCHASES

On November 3, 2016, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three and nine months ended December 31, 2016, the Company repurchased approximately 1.3 million shares and 2.9 million shares of its common stock for approximately $67.1 million and $158.5 million, respectively. As of December 31, 2016, $432.9 million remains available for repurchases under our current share repurchase program.

During the three and nine months ended January 2, 2016, the Company repurchased approximately 4.6 million shares and 14.3 million shares for approximately $250.0 million and $800.0 million, respectively, under prior share repurchase programs.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The new guidance requires the inclusion of restricted cash along with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2019 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard will become effective for the Company in the first quarter of fiscal year 2019 with early adoption permitted. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2019 with early adoption permitted. The Company is currently evaluating the effects the new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard will become effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard will revise the current guidance for lessees, lessors and sale-leaseback transactions. Under the new guidance, substantially all lessees will now recognize a right-of-use asset and a lease liability for all of their leases with terms greater than 12 months even if the lease is an operating lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flow arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance becomes effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Entities that measure their inventory other than pursuant to the last-in, first-out and retail inventory methods will measure their inventory at the lower of cost or net realized value. Net realized value is the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. Currently, inventory is required to be measured at the lower of cost or market where market could be the replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. The Company will adopt the provisions of this standard in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" that amends existing guidance on revenue recognition. The new guidance is based on principles that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods and services. The guidance requires additional disclosures regarding the nature, amount, timing, and uncertainty of cash flows and both qualitative and quantitative information about contracts with customers and applied significant judgments. The FASB has issued several amendments to the new guidance. In August 2015, it delayed the effective date for adoption by one year. In March 2016, additional guidance was issued that clarifies the principal versus agent considerations within the new revenue standard. In April, 2016, additional guidance was issued that clarifies the identification of distinct performance obligations in a contract as well as clarifies the accounting for licenses of intellectual property. In May 2016, additional guidance was issued related to transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In December 2016, additional guidance was issued for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09. The new amended guidance will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not determined which method it will adopt and is evaluating the effects the new guidance will have on its consolidated financial statements.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

10. OPERATING SEGMENT INFORMATION

The Company’s operating segments as of December 31, 2016 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, intellectual property rights (IPR) litigation (costs) settlement, restructuring and disposal costs, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Revenue:
MP	$656,788	$489,397	$1,910,003	$1,618,444
IDP	168,589	130,314	476,669	381,303
All other (1)	970	970	2,910	2,910
Total revenue	$826,347	$620,681	$2,389,582	$2,002,657
Income (loss) from operations:
MP	$163,401	$126,019	$460,775	$471,736
IDP	45,278	30,896	112,345	67,818
All other	(147,298)	(170,128)	(460,605)	(536,063)
Income (loss) from operations	61,381	(13,213)	112,515	3,491
Interest expense	(14,464)	(7,668)	(45,205)	(8,876)
Interest income	233	519	703	1,383
Other (expense) income	(2,609)	(639)	(3,420)	3,861
Income (loss) before income taxes	$44,541	$(21,001)	$64,593	$(141)

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Three Months Ended		Nine Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Reconciliation of “All other” category:
Stock-based compensation expense	$(16,655)	$(30,308)	$(73,291)	$(114,208)
Amortization of intangible assets	(121,969)	(128,542)	(360,960)	(379,772)
Acquisition and integration related costs	(5,426)	(4,955)	(21,148)	(20,958)
Acquired inventory step-up and revaluation	—	—	(1,517)	—
Restructuring and disposal costs	(437)	(301)	(1,319)	(4,131)
IPR litigation (costs) settlement	(607)	(337)	4,337	(677)
Start-up costs	(2,207)	(3,835)	(6,295)	(11,041)
Other expenses (including gain (loss) on assets and other miscellaneous corporate overhead)	3	(1,850)	(412)	(5,276)
Loss from operations for “All other”	$(147,298)	$(170,128)	$(460,605)	$(536,063)

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$209,656	$286,155	$—	$495,811
Accounts receivable, less allowance	—	52,724	368,376	—	421,100
Intercompany accounts and notes receivable	—	416,247	19,416	(435,663)	—
Inventories	—	92,911	381,726	(70,020)	404,617
Prepaid expenses	—	30,843	7,263	—	38,106
Other receivables	—	7,223	75,043	—	82,266
Other current assets	—	45,539	478	—	46,017
Total current assets	—	855,143	1,138,457	(505,683)	1,487,917
Property and equipment, net	—	1,018,563	317,204	—	1,335,767
Goodwill	—	1,953,102	220,812	—	2,173,914
Intangible assets, net	—	650,052	884,046	—	1,534,098
Long-term investments	—	25,958	8,775	—	34,733
Long-term intercompany accounts and notes receivable	—	555,909	132,572	(688,481)	—
Investment in subsidiaries	6,149,591	1,664,718	—	(7,814,309)	—
Other non-current assets	888	34,172	23,422	—	58,482
Total assets	$6,150,479	$6,757,617	$2,725,288	$(9,008,473)	$6,624,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$129,372	$158,055	$526	$287,953
Intercompany accounts and notes payable	—	19,416	416,247	(435,663)	—
Accrued liabilities	5,931	89,705	41,363	—	136,999
Other current liabilities	—	1,271	122,373	—	123,644
Total current liabilities	5,931	239,764	738,038	(435,137)	548,596
Long-term debt	988,886	—	—	—	988,886
Deferred tax liabilities	(120,164)	218,067	41,350	—	139,253
Long-term intercompany accounts and notes payable	412,710	132,572	143,199	(688,481)	—
Other long-term liabilities	—	35,393	49,667	—	85,060
Total liabilities	1,287,363	625,796	972,254	(1,123,618)	1,761,795
Total stockholders’ equity	4,863,116	6,131,821	1,753,034	(7,884,855)	4,863,116
Total liabilities and stockholders’ equity	$6,150,479	$6,757,617	$2,725,288	$(9,008,473)	$6,624,911

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$280,380	$803,114	$(257,147)	$826,347
Cost of goods sold	—	227,543	800,529	(512,367)	515,705
Gross profit	—	52,837	2,585	255,220	310,642
Operating expenses:
Research and development	9,115	1,972	106,749	(5,885)	111,951
Selling, general and administrative	7,540	43,652	91,052	(11,572)	130,672
Other operating expense	—	6,087	551	—	6,638
Total operating expenses	16,655	51,711	198,352	(17,457)	249,261
Income (loss) from operations	(16,655)	1,126	(195,767)	272,677	61,381
Interest expense	(14,090)	(594)	(1,751)	1,971	(14,464)
Interest income	—	914	1,290	(1,971)	233
Other (expense) income	—	530	(1,313)	(1,826)	(2,609)
Income (loss) before income taxes	(30,745)	1,976	(197,541)	270,851	44,541
Income tax (expense) benefit	6,948	(5,949)	(124,178)	—	(123,179)
Income in subsidiaries	(54,841)	—	—	54,841	—
Net income (loss)	$(78,638)	$(3,973)	$(321,719)	$325,692	$(78,638)

Comprehensive income (loss)	$(78,462)	$(4,001)	$(321,515)	$325,516	$(78,462)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended January 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$361,796	$780,824	$(521,939)	$620,681
Cost of goods sold	—	343,516	567,436	(521,259)	389,693
Gross profit	—	18,280	213,388	(680)	230,988
Operating expenses:
Research and development	13,827	5,468	93,386	(6,689)	105,992
Selling, general and administrative	16,481	27,815	90,819	(8,821)	126,294
Other operating expense	—	11,762	(107)	260	11,915
Total operating expenses	30,308	45,045	184,098	(15,250)	244,201
Income (loss) from operations	(30,308)	(26,765)	29,290	14,570	(13,213)
Interest expense	(7,276)	(618)	(894)	1,120	(7,668)
Interest income	—	688	788	(957)	519
Other income (expense)	—	(178)	(457)	(4)	(639)
Income (loss) before income taxes	(37,584)	(26,873)	28,727	14,729	(21,001)
Income tax (expense) benefit	9,811	462	(399)	—	9,874
Income in subsidiaries	16,646	—	—	(16,646)	—
Net income (loss)	$(11,127)	$(26,411)	$28,328	$(1,917)	$(11,127)

Comprehensive income (loss)	$(11,199)	$(26,433)	$28,278	$(1,845)	$(11,199)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$957,423	$2,377,752	$(945,593)	$2,389,582
Cost of goods sold	—	812,947	1,808,869	(1,136,150)	1,485,666
Gross profit	—	144,476	568,883	190,557	903,916
Operating expenses:
Research and development	27,032	24,239	320,280	(16,385)	355,166
Selling, general and administrative	46,259	118,465	290,290	(42,164)	412,850
Other operating expense	—	10,274	7,504	5,607	23,385
Total operating expenses	73,291	152,978	618,074	(52,942)	791,401
Income (loss) from operations	(73,291)	(8,502)	(49,191)	243,499	112,515
Interest expense	(44,025)	(2,001)	(5,070)	5,891	(45,205)
Interest income	—	3,906	2,481	(5,684)	703
Other (expense) income	—	398	(478)	(3,340)	(3,420)
Income (loss) before income taxes	(117,316)	(6,199)	(52,258)	240,366	64,593
Income tax (expense) benefit	26,824	(56,493)	(107,390)	—	(137,059)
Income in subsidiaries	18,026	—	—	(18,026)	—
Net income (loss)	$(72,466)	$(62,692)	$(159,648)	$222,340	$(72,466)

Comprehensive income (loss)	$(72,887)	$(62,647)	$(160,114)	$222,761	$(72,887)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended January 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,727,819	$2,045,111	$(1,770,273)	$2,002,657
Cost of goods sold	—	1,382,666	1,570,039	(1,745,401)	1,207,304
Gross profit	—	345,153	475,072	(24,872)	795,353
Operating expenses:
Research and development	52,102	98,100	213,339	(22,046)	341,495
Selling, general and administrative	62,106	129,073	257,330	(41,493)	407,016
Other operating expense	—	40,311	2,778	262	43,351
Total operating expenses	114,208	267,484	473,447	(63,277)	791,862
Income (loss) from operations	(114,208)	77,669	1,625	38,405	3,491
Interest expense	(7,855)	(2,008)	(2,049)	3,036	(8,876)
Interest income	—	1,835	2,100	(2,552)	1,383
Other income (expense)	—	2,824	(861)	1,898	3,861
Income (loss) before income taxes	(122,063)	80,320	815	40,787	(141)
Income tax (expense) benefit	35,460	(16,162)	(23,800)	—	(4,502)
Income in subsidiaries	81,960	—	—	(81,960)	—
Net income (loss)	$(4,643)	$64,158	$(22,985)	$(41,173)	$(4,643)

Comprehensive income (loss)	$(5,872)	$62,885	$(22,941)	$(39,944)	$(5,872)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$135,096	$72,180	$322,473	$—	$529,749
Investing activities:
Purchase of property and equipment	—	(275,018)	(111,937)	—	(386,955)
Purchase of a business, net of cash acquired	—	—	(118,133)	—	(118,133)
Purchase of available-for-sale securities	—	(469)	—	—	(469)
Proceeds from maturities and sales of available-for-sale securities	—	186,793	—	—	186,793
Other investing activities	—	4,279	(8,900)	—	(4,621)
Net cash used in investing activities	—	(84,415)	(238,970)	—	(323,385)
Financing activities:
Excess tax benefit from exercises of stock options	12	—	—	—	12
Proceeds from the issuance of common stock	38,417	—	—	—	38,417
Repurchase of common stock, including transaction costs	(158,491)	—	—	—	(158,491)
Tax withholding paid on behalf of employees for restricted stock units	(15,034)	—	—	—	(15,034)
Other financing activities	—	20	—	—	20
Net transactions with related parties	—	1,238	(1,238)	—	—
Net cash (used in) provided by financing activities	(135,096)	1,258	(1,238)	—	(135,076)
Effect of exchange rate changes on cash	—	—	(1,358)	—	(1,358)
Net increase (decrease) in cash and cash equivalents	—	(10,977)	80,907	—	69,930
Cash and cash equivalents at the beginning of the period	—	220,633	205,248	—	425,881
Cash and cash equivalents at the end of the period	$—	$209,656	$286,155	$—	$495,811

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended January 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(206,611)	$643,342	$91,502	$—	$528,233
Investing activities:
Purchase of property and equipment	—	(196,067)	(35,087)	—	(231,154)
Purchase of available-for-sale securities	—	(343,466)	—	—	(343,466)
Proceeds from maturities and sales of available-for-sale securities	—	391,522	—	—	391,522
Other investing activities	—	668	—	—	668
Net cash used in investing activities	—	(147,343)	(35,087)	—	(182,430)
Financing activities:
Proceeds from debt issuances	1,125,000	—	—	—	1,125,000
Payment of debt	(125,000)	—	—	—	(125,000)
Debt issuance costs	(12,890)	—	—	—	(12,890)
Excess tax benefit from exercises of stock options	339	—	—	—	339
Proceeds from the issuance of common stock	40,474	—	—	—	40,474
Repurchase of common stock, including transaction costs	(800,009)	—	—	—	(800,009)
Tax withholding paid on behalf of employees for restricted stock units	(21,303)	—	—	—	(21,303)
Other financing activities	—	87	—	—	87
Net transactions with related parties	—	(1,054)	1,054	—	—
Net cash provided by (used in) financing activities	206,611	(967)	1,054	—	206,698
Effect of exchange rate changes on cash	—	—	(718)	—	(718)
Net increase in cash and cash equivalents	—	495,032	56,751	—	551,783
Cash and cash equivalents at the beginning of the period	—	154,332	145,482	—	299,814
Cash and cash equivalents at the end of the period	$—	$649,364	$202,233	$—	$851,597

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	the inability of one or more of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S. government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	our ability to efficiently and successfully operate our wafer fabrication facilities, assembly facilities and test and tape and reel facilities;

•	variability in manufacturing yields and product quality;

•	variability in raw material costs and availability of raw materials;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	the impact of stringent environmental regulations;

•	the adverse impact of any future decision to repatriate non-U.S. earnings;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions; and

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

OVERVIEW

Company

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements.

We are a leading provider of technologies and solutions that address the growing demand for always-on, high reliability, broadband data connectivity. We combine one of the industry’s broadest portfolios of radio frequency (“RF”) solutions and semiconductor technologies with deep systems-level expertise and scale manufacturing capabilities to enable a diverse set of cutting-edge customer products and applications, including smartphones, tablets, wearables, broadband customer premises equipment, home automation, in-vehicle infotainment, data center and military radar and communications. Our products are helping to drive the ongoing, rapid transformation of how people around the world interact with their communities, access and use data, and transact commerce.

We have more than 8,500 global employees dedicated to delivering solutions for everything that connects the world. We have world-class ISO-certified manufacturing facilities, and our Richardson, Texas facility is a U.S. Department of Defense- accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave (“BAW”) technologies, products and services. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. We operate worldwide with design, sales and manufacturing facilities located throughout Asia, Europe and North America. Our primary wafer fabrication facilities are located in North Carolina, Oregon, Texas and Florida, and our primary assembly and test facilities are located in China, Costa Rica, Germany and Texas.

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

As of December 31, 2016, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue (see Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

THIRD QUARTER FISCAL 2017 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 33.1% as compared to the third quarter of fiscal 2016, due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China, as well as wireless infrastructure and WiFi products.

•
Gross margin for the third quarter of fiscal 2017 was 37.6% as compared to 37.2% for the third quarter of fiscal 2016. The small increase reflected lower costs related to the Business Combination (including lower intangible amortization and stock-based compensation), which was partially offset by average selling price erosion and an unfavorable change in product mix towards lower margin low-band power amplifier + duplexer (“PAD”) modules.

•
Operating income was $61.4 million for the third quarter of fiscal 2017 as compared to an operating loss of $13.2 million for the third quarter of fiscal 2016, primarily due to increased gross profit from higher revenue and lower costs related to the Business Combination (including lower intangible amortization and stock-based compensation).

•	Diluted loss per share for the third quarter of fiscal 2017 was $0.62 as compared to diluted loss per share of $0.08 for the third quarter of fiscal 2016.

•	Cash flow from operations was $220.4 million for the third quarter of fiscal 2017 as compared to $218.0 million for the third quarter of fiscal 2016.

•
Capital expenditures were $136.5 million for the third quarter of fiscal 2017 as compared to $61.5 million for the third quarter of fiscal 2016. This year-over-year increase was primarily related to projects for increasing premium filter capacity as well as for manufacturing cost savings initiatives.

•
During the third quarter of fiscal 2017, we recorded interest expense of $17.4 million (which was offset by $3.6 million of capitalized interest) on the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest paid on these notes during the three months ended December 31, 2016 was $34.5 million.

•	During the third quarter of fiscal 2017, we repurchased approximately 1.3 million shares of our common stock for approximately $67.1 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 31, 2016 and January 2, 2016 (in thousands, except percentages):

	Three Months Ended
	December 31, 2016	% of Revenue	January 2, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$826,347	100.0%	$620,681	100.0%	$205,666	33.1%
Cost of goods sold	515,705	62.4	389,693	62.8	126,012	32.3
Gross profit	310,642	37.6	230,988	37.2	79,654	34.5
Research and development	111,951	13.6	105,992	17.1	5,959	5.6
Selling, general and administrative	130,672	15.8	126,294	20.3	4,378	3.5
Other operating expense	6,638	0.8	11,915	1.9	(5,277)	(44.3)
Operating income (loss)	$61,381	7.4%	$(13,213)	(2.1)%	74,594	NM*

	Nine Months Ended
	December 31, 2016	% of Revenue	January 2, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,389,582	100.0%	$2,002,657	100.0%	$386,925	19.3%
Cost of goods sold	1,485,666	62.2	1,207,304	60.3	278,362	23.1
Gross profit	903,916	37.8	795,353	39.7	108,563	13.6
Research and development	355,166	14.8	341,495	17.0	13,671	4.0
Selling, general and administrative	412,850	17.3	407,016	20.3	5,834	1.4
Other operating expense	23,385	1.0	43,351	2.2	(19,966)	(46.1)
Operating income	$112,515	4.7%	$3,491	0.2%	109,024	NM*

* Not meaningful

Revenue increased for the three and nine months ended December 31, 2016, as compared to the three and nine months ended January 2, 2016, due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China, as well as wireless infrastructure and WiFi products.

Gross margin for the three months ended December 31, 2016 was 37.6%, as compared to 37.2% for the three months ended January 2, 2016. The small increase reflected lower costs related to the Business Combination (including lower intangible amortization and stock-based compensation), which was partially offset by average selling price erosion and an unfavorable change in product mix towards lower margin low-band PAD modules.

Gross margin for the nine months ended December 31, 2016 was 37.8%, as compared to 39.7% for the nine months ended January 2, 2016. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, average selling price erosion and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with device packaging, not device functionality, however the impact was significant because the issue was identified late in the production process. These negative factors on gross margin were partially offset by lower costs related to the Business Combination (including lower intangible amortization and stock-based compensation).

Operating income increased for the three and nine months ended December 31, 2016, primarily due to increased gross profit from higher revenue and lower costs related to the Business Combination (including lower intangible amortization and stock-based compensation).

Stock-based compensation expense included in operating expense for the three and nine months ended December 31, 2016 included post-combination service award expense related to the Business Combination. As the requisite service periods roll-off, the stock-based compensation expense associated with the Business Combination will continue to decline.

Operating Expenses

Research and development expense increased for the three and nine months ended December 31, 2016 as compared to the three and nine months ended January 2, 2016, primarily due to increased headcount and related personnel expense associated with the design and development of high-performance filter based products as well as the acquisition of GreenPeak, partially offset by lower stock-based compensation expense.

Other operating expense decreased for the three and nine months ended December 31, 2016 as compared to the three and nine months ended January 2, 2016, primarily due to lower restructuring and integration costs associated with the Business Combination, as well as lower start-up costs.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	December 31, 2016	January 2, 2016	Increase	Percentage Change
Revenue	$656,788	$489,397	$167,391	34.2%
Operating income	163,401	126,019	37,382	29.7
Operating income as a % of revenue	24.9%	25.7%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2016	January 2, 2016	Increase (Decrease)	Percentage Change
Revenue	$1,910,003	$1,618,444	$291,559	18.0%
Operating income	460,775	471,736	(10,961)	(2.3)
Operating income as a % of revenue	24.1%	29.1%

MP revenue increased for the three and nine months ended December 31, 2016 as compared to the three and nine months ended January 2, 2016, primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China.

The slight decrease in MP operating income as a percentage of revenue for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016 was primarily due to lower gross margin resulting from average selling price erosion and an unfavorable change in product mix towards lower margin low-band PAD modules.

MP operating income as a percentage of revenue for the nine months ended December 31, 2016 decreased as compared to the nine months ended January 2, 2016 primarily due to lower gross margin. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, average selling price erosion and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with device packaging, not device functionality, however the impact was significant because the issue was identified late in the production process.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	December 31, 2016	January 2, 2016	Increase	Percentage Change
Revenue	$168,589	$130,314	$38,275	29.4%
Operating income	45,278	30,896	14,382	46.5
Operating income as a % of revenue	26.9%	23.7%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2016	January 2, 2016	Increase	Percentage Change
Revenue	$476,669	$381,303	$95,366	25.0%
Operating income	112,345	67,818	44,527	65.7
Operating income as a % of revenue	23.6%	17.8%

Revenue increased for the three and nine months ended December 31, 2016 as compared to the three and nine months ended January 2, 2016, primarily due to improved global demand for our wireless infrastructure and WiFi products, as well as the inclusion of GreenPeak revenue in the three and nine months ended December 31, 2016.

The increase in IDP operating income as a percentage of revenue for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016 was primarily due to increased revenue, improved product yields and favorable factory utilization.

The increase in IDP operating income as a percentage of revenue for the nine months ended December 31, 2016 as compared to the nine months ended January 2, 2016 was primarily due to increased revenue, favorable factory utilization, lower unfavorable inventory adjustments and improved product yields.

See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and nine months ended December 31, 2016 and January 2, 2016.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Interest expense	$(14,464)	$(7,668)	$(45,205)	$(8,876)
Interest income	233	519	703	1,383
Other (expense) income	(2,609)	(639)	(3,420)	3,861
Income tax (expense) benefit	(123,179)	9,874	(137,059)	(4,502)

Interest Expense
During the three and nine months ended December 31, 2016, we recorded interest expense of $17.4 million and $52.2 million, respectively, related to the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest expense in the preceding table is net of capitalized interest for all periods presented.

Other (Expense) Income
During the three and nine months ended December 31, 2016, we incurred a net loss primarily from foreign currency due to the strengthening of the U.S. dollar against the Renminbi. During the nine months ended January 2, 2016, we incurred a net gain primarily from the sale of equity securities.

Income Taxes
Our provision for income taxes for the three and nine months ended December 31, 2016 and January 2, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 31, 2016 and January 2, 2016.

For the three and nine months ended December 31, 2016, we had an income tax expense of $123.2 million and $137.1 million, respectively, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses. For the three and nine months ended January 2, 2016, income tax (benefit) expense was $(9.9) million and $4.5 million, respectively, which was comprised primarily of tax benefit related to domestic operations generating pre-tax book losses offset by a tax expense related to international operations generating pre-tax book income and changes in the domestic tax asset valuation allowance.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases. As of December 31, 2016, we had working capital of approximately $939.3 million, including $495.8 million in cash and cash equivalents, compared to working capital of approximately $1,135.4 million at April 2, 2016, including $425.9 million in cash and cash equivalents.

Our $495.8 million of total cash and cash equivalents as of December 31, 2016 includes approximately $286.1 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate.  Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries.

Stock Repurchases
On November 3, 2016, our Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three and nine months ended December 31, 2016, we repurchased approximately 1.3 million shares and 2.9 million shares of our common stock for approximately $67.1 million and $158.5 million, respectively. As of December 31, 2016, $432.9 million remains available for repurchases under our current share repurchase program.

During the three and nine months ended January 2, 2016, we repurchased approximately 4.6 million shares and 14.3 million shares for approximately $250.0 million and $800.0 million, respectively, under prior share repurchase programs.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 31, 2016 generated cash of $529.7 million, compared to $528.2 million for the nine months ended January 2, 2016, primarily due to improvements in working capital offset by lower net income.

Cash Flows from Investing Activities
Net cash used in investing activities was $323.4 million for the nine months ended December 31, 2016, compared to $182.4 million for the nine months ended January 2, 2016. This increase was primarily due to higher capital expenditures related to projects for increasing premium filter capacity, manufacturing cost savings initiatives and the acquisition of GreenPeak, partially offset by higher net proceeds from available-for-sale securities.

Cash Flows from Financing Activities
Net cash used in financing activities was $135.1 million for the nine months ended December 31, 2016, compared to net cash provided by financing activities of $206.7 million for the nine months ended January 2, 2016. This year over year increase in cash used in financing activities was primarily due to lower net proceeds from borrowings, partially offset by lower share repurchase activity.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Credit Agreement as of December 31, 2016.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. At December 31, 2016, we were in full compliance with these covenants.

Notes Offering On November 19, 2015, we completed an offering of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (collectively the "Notes"). The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by our domestic subsidiaries that guarantee our obligations under our revolving credit facility. Interest on both series of the Notes is payable semi-annually on June 1 and December 1 of each year and commenced on June 1, 2016.

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

Capital Commitments At December 31, 2016, we had capital commitments of approximately $162.0 million primarily related to projects to increase our premium filter capacity, constructing a new office and design center, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2017. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, as we cannot conclude that the material weakness in internal control over financial reporting related to accounting for income taxes described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended April 2, 2016 has been fully remediated as of the date of this Quarterly Report on Form 10-Q.

Update on Remediation Plan

During the quarter ended December 31, 2016, we continued to make substantial progress toward remediating the material weakness that existed in accounting for income taxes as of April 2, 2016. Our remediation plan is subject to ongoing senior management review, as well as Audit Committee oversight. As part of such plan, as of the date of this Quarterly Report on Form 10-Q:

•	We have implemented a single income tax provision model in conjunction with completing our move to a single integrated ERP system.

•	We have filled all open positions within the tax department.

•
With the assistance of a qualified outside party, we have undergone a review and assessment of our internal controls over accounting for income taxes and the tax provision process. Based on that review and assessment, we have redesigned and enhanced our procedures to improve the effectiveness of the internal controls related to accounting for income taxes.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation steps described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2, 2016 through October 29, 2016	—	—	—	$ 158.6 million
October 30, 2016 through November 26, 2016	737	$52.58	737	$ 461.2 million
November 27, 2016 through December 31, 2016	523	54.23	523	$ 432.9 million
Total	1,260	$53.26	1,260	$432.9 million

On November 3, 2016, our Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three and nine months ended December 31, 2016, we repurchased approximately 1.3 million shares and 2.9 million shares of our common stock for approximately $67.1 million and $158.5 million, respectively. As of December 31, 2016, $432.9 million remains available for repurchases under our current share repurchase program.

ITEM 6. EXHIBITS.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and January 2, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2016 and January 2, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and January 2, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 2, 2017	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer

EXHIBIT INDEX

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2016 and April 2, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and January 2, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income Loss for the three and nine months ended December 31, 2016 and January 2, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and January 2, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.