Form 10-K
period 2017-04-01
Qorvo, Inc.
filed 2017-05-23
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2017
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,053,238,711 as of October 1, 2016. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 127,097,218 shares of the registrant's common stock outstanding as of May 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2017 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended April 1, 2017.

Forward-Looking Information

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements included in this report, including the notes thereto.

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2017 and 2015 were 52-week years and fiscal year 2016 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

On February 22, 2014, RF Micro Devices, Inc. (“RFMD”) and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization as subsequently amended on July 15, 2014 (the "Merger Agreement"), providing for the combination of RFMD and TriQuint in a merger of equals (the "Business Combination") under a new holding company named Qorvo, Inc. (the “Company” or “Qorvo”). The transactions contemplated by the Merger Agreement were consummated on January 1, 2015. For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or “us” in this report refers to RFMD and its subsidiaries, on a consolidated basis, prior to the closing of the Business Combination and to Qorvo and its subsidiaries, on a consolidated basis, after the closing of the Business Combination.

For more information concerning the Business Combination, see Note 6 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency (“RF”) solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, WiFi customer premises equipment, cellular base stations, optical networks, automotive connectivity, and smart home applications. Within these markets, our products enable a broad range of leading-edge applications - from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

Qorvo employs more than 8,600 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense (“DoD”)-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide (“GaAs”), gallium nitride (“GaN”) and bulk acoustic wave (“BAW”) technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Texas, Florida, North Carolina and Oregon, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and other manufacturing facilities throughout Asia, Europe and North America.

Qorvo was incorporated in Delaware in 2013. Our principal executive office is located at 7628 Thorndike Road, Greensboro, North Carolina 27409 and our telephone number is (336) 664-1233.
Operating Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) in the following operating segments:

•
Mobile Products (MP) - MP supplies cellular RF and WiFi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based, distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation ("CA") is being implemented, primarily in the downlink, to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits ("ICs"), diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers (“S-PADs”).

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, WiFi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and smart home solutions. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, CMOS system-on-a-chip ("SoC") solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

For financial information about the results of our operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Market Overview

Our business is diversified primarily across seven strategic end markets: mobile devices, defense and aerospace, customer premises equipment ("CPE") WiFi, cellular base stations, optical, automotive connectivity and smart home. These markets compose the primary building blocks of the IoT.

Mobile Devices
In our largest market, mobile devices, the most significant trend today is the increasing demand for ubiquitous broadband mobile data. This is driven primarily by video, with data traffic for video exceeding data traffic for web browsing and voice. Compounding this, consumers want higher resolution screens and access to streaming media, real-time traffic/navigation, GPS, Bluetooth® connectivity, WiFi and other energy-consuming applications. In response, leading smartphone providers are adding 4G LTE bands of coverage to their flagship devices to reduce development costs and enable larger, more concentrated marketing budgets in support of fewer models. They are also adding CA technology to enable simultaneous communication over multiple frequency bands. This helps network operators optimize spectral efficiency and provides an enhanced user experience for consumers. Both trends expand RF content and drive higher levels of integration, which can increase performance requirements for RF components and narrow the competitive field. We see these trends continuing, as consumers increasingly expect always-on, ultra-low latency, broadband connectivity and as smartphone manufacturers and network operators seek to enhance performance and the user experience generation-over-generation.

Defense and Aerospace
The global defense and aerospace industries are sharply focused on balancing cost, performance and power consumption. The trends toward phased arrays and higher frequencies of operation are expanding the market opportunities for monolithic microwave integrated circuits ("MMICs") and discrete PAs, LNAs, passive devices, die level solutions and multichip modules leveraging multiple semiconductor technologies and advanced packaging techniques. Additionally, as with all RF communications systems, spectrum is becoming increasingly crowded and requires interference-free connections which are addressed by premium filtering solutions. These factors continue to drive demand for increased reliability and performance to address current and next generation communications for defense and national security capabilities, both domestic and with international partners.

CPE WiFi
In WiFi markets, consumer and enterprise demand for faster data rates, the growth in connected users and the higher performance requirements of 802.11ac and 802.11ax mandate best-in-class RF solutions. WiFi is continuing to proliferate within CPE, including routers, access points, set-top boxes and smart televisions, as well as in automobiles. As spectrum becomes more crowded, the demand for interference-free transmission and reception is expected to drive the demand for high performance filters in RF solutions for WiFi equipment.

Cellular Base Stations
The widespread use of data-intensive applications has driven cellular operators to require more power-efficient designs and solutions that enable increased capacity from cellular networks.  To meet network demand, network equipment manufacturers are using techniques such as CA, moving to new RF frequency bands that have wider channel bandwidths and incorporating cloud radio access networks, which use a virtual radio access technology and remote radio heads.  As demand for data-intensive applications continues to grow, the next generation network, called 5G, is forecasted to begin commercial rollout in 2020.  5G networks will continue the progression of operating at much higher frequencies, likely at 28GHz and 39GHz.  In the meantime, operators will continue to evolve the performance of their LTE networks and run field trials to prove out 5G technologies and solutions.  The future trends in the base station market include implementation of Multiple Input Multiple Output (”MIMO”) and small cells.

Optical
The optical market continues to evolve beyond what was historically a long haul, telecom application or a metro network application. These applications created networks of fiber optic cable that enabled connections in a transcontinental, regional or city-wide area enabling the high-speed backbone required to address the bandwidth needed for high speed voice or data networks. Today, the optical market continues to grow rapidly as cloud-based applications create a need for hyperscale data centers that require high speed interconnections to connect geographically distributed data center sites. The need for high throughput, efficient data centers, often characterized by cost per gigabit of data transferred, requires a blend of technology, power efficiency and integration capabilities to drive down cost.

Automotive Connectivity
The automobile is becoming a more connected device with the addition of multiple RF based connectivity solutions such as satellite radio, in-car infotainment and LTE connectivity solutions. Looking forward, new standards are expected to be deployed that will connect the car to other vehicles or to highway infrastructure. All of these applications create opportunities that will drive the need for RF solutions that will enhance passenger comfort, convenience and safety. Most of these applications require AEC-Q100 qualified solutions, which is the standard in the automobile industry. Additionally, in this market most of the communications devices will need to share frequency spectrum with either licensed or unlicensed users.

Smart Home
The smart home is a house that contains automated or remotely controlled devices. These devices include sensors that detect light, motion or temperature, or whether doors are open, closed, locked or unlocked, and actuators to implement a command such as lowering the temperature or opening your garage door. Typically, these devices can be controlled via the internet, by a computer or phone or through a direct peer-to-peer connection such as a television remote control. The solutions often utilize industry open standard technologies like Bluetooth Low Energy (“BLE”), ZigBee, and Thread as well as proprietary solutions to link to a central gateway that connects to the internet.

Other Markets
We also participate in a number of smaller or emerging markets including broadband cable, point-to-point radio, Very Small Aperture Terminal ("VSAT"), signal sources, space, smart meters and the emerging cellular machine-to-machine (M2M) market.

Products and Applications

Our semiconductor solutions serve RF, microwave and millimeter-wave applications. We believe our products deliver key advantages relative to competing solutions, as measured by size, weight, linearity, distortion, output power, power-added efficiency, selectivity, frequency control, and other critical performance metrics.

We utilize specialized substrate materials and high-performance process technologies such as GaAs heterojunction bipolar transistors ("HBT"), GaAs pseudomorphic high electron mobility transistors ("pHEMT"), GaN, silicon germanium ("SiGe"), silicon on insulator ("SOI"), and BAW, SAW and temperature compensated SAW ("TC-SAW") filter process technologies.

Mobile Devices
Qorvo’s MP product portfolio includes our RF Fusion™ and RF Flex™ product families. RF Fusion leverages Qorvo’s product and technology leadership, systems-level expertise and advanced integration capabilities to combine all major transmit and receive RF functionality in highly integrated, high-performance split-band placements. Qorvo’s RF Flex modules leverage our deep systems-level expertise to integrate core cellular transmit and receive functionality in high-performance multiband PA modules and transmit modules. RF Fusion solutions support the industry’s most advanced smartphone architectures, and RF Flex solutions support cost-optimized performance-tier smartphone architectures.

Qorvo is a pioneer in envelope tracking ("ET") technology, which we incorporate into power management components and our most advanced PAs. We also offer ET-capable PAs for third-party power management components. Our ET technology enables us to track the envelope of high-speed modulation signals and adjust the PA in real time to maximize efficiency and maintain the requisite levels of linearity. This is increasingly necessary to maximize data rates and satisfy user expectations for battery life and case temperatures.

Our mobile product portfolio includes filters, duplexers, switches, multimode/multi-band PAs and transmit modules, RF power management ICs, diversity receive modules, antenna switch modules, antenna tuning and control solutions, and modules incorporating PAs, PADs, and S-PADs.

Historically, we have experienced seasonal fluctuations in the sale of mobile products, with revenue strongest in our second and third fiscal quarters and weakest in our fourth fiscal quarter.

Defense and Aerospace
Contractors serving the U.S. and other governments use our high performance and high reliability products for mission critical solutions across the military and aerospace industry. Our die-level integrated circuits and discrete components, MMICs and multi-chip modules are key components for radar, electronic warfare and communications systems. Program applications include major shipboard, airborne and battlefield radar systems as well as communications and electronic warfare. We supply a wide range of products for large-scale programs with long lead-times. Once a component has been designed into an end-use military application, it is generally used during the entire production life of the end-use system.

Our products for defense radar applications bring new capabilities to detect and neutralize threats against aircrews and shipboard and infantry forces around the globe. Our microwave PAs provide the power at the heart of phased array radar. These radars consist of large element arrays composed of many individual integrated circuits, with the capability to track multiple targets simultaneously. We are strategically teamed with top tier contractors to offer this type of capability to new domestic and multi-national production programs, along with retrofits of other essential tactical military assets with critical enhancements and service life extension capabilities.

In the defense communications field, we supply filters, amplifiers and other components for handheld and satellite communications systems. In addition, we use our packaging and integrated assembly expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions for a variety of customer needs.

We are the leading supplier of GaN-based products to global defense and aerospace markets and are directly engaged with the U.S. government, primarily through contracts with the Defense Advanced Research Project Agency, the Air Force Research Laboratory and the Office of Naval Research, to develop next generation GaN devices for future high-power phased array radar, electronic warfare and communications systems. The DoD has certified our GaN fabrication and production capabilities at Manufacturing Readiness Level 9, the highest in the industry.

CPE WiFi
We address the higher performance requirements demanded in customer premises WiFi equipment through our portfolio of differentiated products, including discrete active high power amplifiers, integrated front-end modules (“iFEMs”) for mid and low power, and our discrete and integrated BAW filter capabilities. Our products primarily target high end WiFi market segments, including retail (routers, extenders and repeaters), enterprise, service provider, and carrier grade WiFi. We are aligned with leading WiFi chipset solution providers to supply world class efficiency and integration through our GaN, GaAs and BAW technologies. Additionally, we use our premium filter technologies to provide coexistence and band-edge solutions to address interference issues due to spectrum crowding. This approach aligns with our key customers’ need for more highly integrated, cost-effective solutions to provide a high quality user experience at affordable prices.

Cellular Base Stations
We offer a broad set of custom RF amplifier solutions, receive module technologies and premium filter solutions to the leading base station OEMs to address the current and future needs of this market. To address the increasing market demands for more power-efficient designs and increased network capacity, we offer transceiver products supporting LTE massive MIMO deployments, primarily in China and Japan. Our integrated solutions for these massive MIMO systems include switch-LNA modules, variable gain amplifiers and integrated PA modules. Our GaAs base station solutions offer differentiated low noise performance, while our GaN amplifiers combine high linearity and efficiency with high output power and low power consumption. Qorvo’s unique technologies and capabilities have enabled us to become a strategic supplier for transceiver solutions with base station OEM market leaders, and we expect to continue to grow these relationships with new product categories in the near future.

We are leveraging our legacy defense product capabilities across low frequencies up through millimeter wave to respond to the product demands of the next generation 5G networks for sub-6GHz and millimeter wave solutions. Our current products are embedded in ongoing 5G field trials, and we have multiple product development engagements with top OEMs to intersect network operators’ timelines for deployment of 5G networks.

Optical
We have been supplying market leading linear and nonlinear driver solutions to the optical market for more than ten years and have leveraged this market position by extending our product offerings to include trans-impedance amplifiers (“TIAs”) for long haul telecom, metro and datacenter interconnect applications. These differentiated, value-added products balance performance with the cost per gigabit for our customers. Achieving this balance requires a mix of internal and external semiconductor technologies and innovative packaging. Technologies used for our optical products include GaAs pHEMT, Indium Phosphide ("InP"), SiGe and silicon. In addition, we were the first to offer optical drivers with surface mount packaging and we continue to innovate to create smaller products that consume less power and enhance throughput to address the 40G, 100G, 200G and beyond markets.

Automotive Connectivity
To address the growing demand for connected car solutions, including solutions for cellular LTE, WiFi, and satellite digital audio radio service, we offer a product portfolio that includes differentiated BAW filters, LNAs, switches, PAs and LTE front end solutions, all of which meet or exceed the industry’s automotive level quality and reliability standards. Our market-leading BAW and SAW solutions address interference issues due to licensed and unlicensed frequency bands being contiguous or overlapping. We leverage our mobile and customer premises equipment WiFi and cellular LTE product portfolios and other technology combinations to address the industry needs. We have products on multiple reference designs with key chipset makers to address future vehicle-to-vehicle communication requirements.

Smart Home
Our product portfolio for the smart home market consists of silicon CMOS SoC devices and the associated firmware and software to drive the radio functions and enable application software to interface with the SoC. To augment the SoC, we offer various configurations of filtering and amplification utilizing our extensive portfolio of filters, amplifiers and LNAs. Our solutions are vertically focused on applications that perform the functions of remote controls, and we provide support to our customers to enable development of application software to run on our platforms. Our solutions typically support open standard technologies such as BLE, ZigBee, and Thread. Our smart home product development efforts are focused on driving more functionality and system power savings features into our hardware and software architectures to address the needs of battery powered devices, primarily remote controls. We are also engaged with overall ecosystem providers to develop products beyond remote controls to address next generation smart home applications.

Manufacturing

The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured in-house or outsourced. We are a leading supplier of RF solutions and a leading manufacturer of GaAs HBT, GaAs pHEMT, GaN, SAW, TC-SAW and BAW products.

We operate wafer fabrication facilities for the production of GaAs, GaN, SAW, TC-SAW and BAW wafers in Richardson, Texas; Apopka, Florida; Greensboro, North Carolina; and Hillsboro, Oregon. In the first quarter of fiscal 2017, we acquired an additional wafer fabrication facility in Farmers Branch, Texas, which we currently plan to use to expand our BAW filter capacity. We also use multiple silicon-based process technologies, including SOI, SiGe and CMOS. We outsource all silicon manufacturing to leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip and wafer-level packaging (“WLP”) technologies and also use external suppliers for these and other packaging technologies. In flip chip packages, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection than wirebonded die and enables smaller form factors with improved thermal and electrical performance. We use WLP technologies for our SAW, TC-SAW and BAW filter products.

Once semiconductor wafers are manufactured, they are singulated, or separated, into individual units called die. Prior to singulation of wafers into die, we regularly conduct wafer level tests which could include electrical validation, RF testing through the designed frequency bands, as well as visual inspection. For module products, the next step is assembly. During assembly, the die and other components are placed on high-density interconnect substrates to provide connectivity between the die and the components. This populated substrate is formed into a microelectronic package. Next, the products are tested for RF performance and prepared for shipment through a tape and reel process. We primarily use internal assembly facilities in the United States, China, Costa Rica and Germany, and we also utilize external suppliers. We also manufacture large volumes of WLP die and discrete filters that our customers directly assemble into their products.

Manufacturing yields can vary significantly between products, based on a number of factors, including product complexity and the maturity of our manufacturing processes. To maximize wafer yields and quality, we test products multiple times, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the production flow.

Our internal manufacturing facilities require a high level of fixed costs, consisting primarily of occupancy costs, maintenance, repair, equipment depreciation, and fixed labor costs related to manufacturing and process engineering.

ICs and filter products are highly complex and sensitive to contaminants, and semiconductor fabrication requires highly controlled, clean environments. Wafers can be rejected, or die on a wafer can be found to be nonfunctional as a result of minute impurities, variances in the fabrication process or defects in the masks used to transfer circuits onto the wafers.

Our manufacturing facilities worldwide are certified to the ISO 9001 quality standard and select locations are certified to additional automotive (TS-16949), aerospace (AS-9100) and environmental (ISO 14001) standards. These stringent standards are audited and certified by third-party auditors in addition to our continuous internal self-audits. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation of top management, the process approach and continual improvement. ISO/TS-16949 is the highest international quality standard for the global automotive industry and incorporates ISO technical specifications that are more stringent than ISO 9001 quality management systems requirements. AS-9100 is the standardized quality management system for the aerospace industry. ISO 14001 is an internationally agreed upon standard for an environmental management system. We require that all of our key vendors and suppliers be compliant with these standards, as applicable.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. For our GaAs and GaN manufacturing operations, we use several raw materials, including GaAs wafers and GaN on silicon carbide wafers. For our acoustic filter manufacturing operations, we use several raw materials, including wafer starting materials made from quartz, silicon, lithium niobate or lithium tantalite, as well as ceramic or metal packages. Relatively few companies produce these materials. We are leading the industry in developing SAW filters using six-inch lithium niobate wafers, and we have qualified more than one source for this wafer starting material. For all of our SAW operations, we utilize multiple qualified wafer and mask set vendors. Our most significant suppliers of ceramic surface mount packages are based in Japan.

For our silicon-based integrated circuits, we use third-party foundries. High demand for SOI wafers for our switch products has led to supply constraints in the past, and we have addressed this by qualifying new silicon foundries and obtaining supply commitments from existing silicon suppliers.

Our manufacturing strategy includes a balance of internal and external sites (primarily for assembly operations), which helps reduce costs, provides flexibility of supply, and minimizes the risk of supply disruption. We routinely qualify multiple sources of supply and manufacturing sites to reduce the risk of supply interruptions or price increases and closely monitor suppliers’ key performance indicators. Our suppliers' and our manufacturing sites are geographically diversified (with our largest volume sources distributed throughout Southern and Eastern Asia). We believe we have adequate sources for the supply of raw materials, passive components and substrates for our products and manufacturing needs.

Customers

We design, develop, manufacture and market products for leading U.S. and international OEMs and ODMs. We also collaborate with leading baseband reference design partners located primarily in the U.S. and China.

We provided our products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 34%, 37%, and 32% of total revenue in fiscal years 2017, 2016 and 2015, respectively. Huawei Technologies Co., Ltd. ("Huawei") accounted for 11%, 12% and 7% of our total revenue in fiscal years 2017, 2016 and 2015, respectively. Samsung Electronics, Co., Ltd. accounted for 7%, 7% and 14% of our total revenue in fiscal years 2017, 2016 and 2015, respectively. These customers primarily purchase cellular RF and WiFi solutions offered by our MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT. In fiscal 2017, Huawei was the largest customer for our IDP segment, primarily purchasing solutions for base stations, telecom transport and WiFi-enabled CPE applications.

Some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce.

Information about revenue (including segment revenue), operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing training to our internal and external sales representatives and distributors to keep them educated about our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

Our web site contains extensive product information, and we publish a comprehensive product selection guide annually. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in the resolution of technical problems. We maintain close relationships with our customers and platform providers and provide them strong technical support to help anticipate future product needs and enhance their customer experience.

Research and Development

We maintain a high level of investment in research and development ("R&D") to develop the advanced technologies and products necessary to lead in the markets we serve. Our R&D activities focus primarily on large, competitive design win opportunities for major programs at key customers, which typically requires us to improve the year-over-year functional density, performance, size and cost of our products. We also devote significant R&D resources for targeted development of new products for general release to various markets. Our R&D efforts require us to focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental areas like materials, simulation and modeling, circuit design, device packaging and test.

We have developed several generations of GaAs, GaN, BAW and SAW process technologies that we manufacture internally. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also help develop and qualify technologies made by key suppliers, including SOI for switches and RF signal conditioning solutions, SiGe and InP for amplifiers, and CMOS for power management devices and SoC solutions. We combine these external technologies with our proprietary design methods, intellectual property and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We invest in GaN process technologies and continue to develop and release new GaN-based products to exploit GaN’s performance advantages. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies.

We develop and qualify advanced packaging technologies to allow us to eliminate wire bonds, reduce component size and height, improve performance and reduce package costs. We are also investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

In fiscal years 2017, 2016 and 2015, we incurred approximately $470.8 million, $448.8 million and $257.5 million, respectively, in R&D expenses. We expect to continue to spend substantial funds on R&D in support of our growth and product diversification.

Competition

We operate in a competitive industry characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles are often short, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer’s particular requirements within their cost limitations. The selection process for our products to be included in our customers’ products is highly competitive, and our customers provide no guarantees that our products will be included in the next generation of products introduced.

We compete primarily with the following companies: Analog Devices, Inc.; Broadcom Limited; M/A-COM Technology Solutions, Inc.; Murata Manufacturing Co., Ltd.; Northrop Grumman Corporation; Qualcomm Technologies, Inc.; Skyworks Solutions, Inc.; and Sumitomo Electric Device Innovations.

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

Intellectual Property

We believe our intellectual property, including patents, copyrights, trademarks and trade secrets, is important to our business, and we actively seek opportunities to leverage our intellectual property portfolio to promote our business interests. We also actively seek to monitor and protect our global intellectual property rights and to deter unauthorized use of our intellectual property and other assets. Such efforts can be difficult because of the absence of consistent international standards and laws. Moreover, we respect the intellectual property rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third party intellectual property.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. We have more than 1,200 patents that expire from 2017 to 2037. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to practice third parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

We periodically register federal trademarks, service marks and trade names that distinguish our product brand names in the market. We also monitor these marks for their proper and intended use. Additionally, we rely on non-disclosure and confidentiality agreements to protect our interest in confidential and proprietary information that gives us a competitive advantage, including business strategies, unpatented inventions, designs and process technology. Such information is closely monitored and made available only to those employees whose responsibilities require access to the information.

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

Employees

On April 1, 2017, we had more than 8,600 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our employees in Germany (less than 5% of our global workforce as of April 1, 2017) are represented by internal works councils. We have never experienced any work stoppage, and we believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Revenue:
United States	$467,031	$306,328	$315,775
International	2,565,543	2,304,398	1,395,191

	April 1, 2017	April 2, 2016	March 28, 2015
Long-lived tangible assets:
United States	$1,082,754	$816,882	$697,305
China	244,728	183,836	126,509
Other countries	64,450	46,170	59,557

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2017, approximately 62% ($1,866.0 million) was attributable to customers in China and 13% ($398.4 million) was attributable to customers in Taiwan. Of our total revenue for fiscal years 2016 and 2015, approximately 61% ($1,601.0 million) and 49% ($841.0 million), respectively, was attributable to customers in China and 14% ($365.1 million) and 19% ($332.5 million), respectively, was attributable to customers in Taiwan.

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

We are an ISO 14001 certified manufacturer with a comprehensive Environmental Management System (“EMS”) in place in order to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

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

We do not currently anticipate any material capital expenditures for environmental control facilities in fiscal 2018.

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

Investor Relations Department
Qorvo, Inc., 7628 Thorndike Road Greensboro, NC 27409-9421

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

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•	business, political and macroeconomic changes, including downturns in the semiconductor industry and the overall global economy;

•	changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	fluctuations in demand for our customers’ products;

•	our ability to predict customer demand accurately to limit obsolete inventory, which would reduce our margins;

•	the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products; and

•	our ability to utilize our capacity efficiently or acquire additional capacity in response to customer demand.

It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on development of new products and achieving design wins as our industry’s technology changes rapidly.

Our markets are characterized by the frequent introduction of new products in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. Historically, the average selling prices of many of our products have decreased over the products’ lives and we have experienced, and expect to experience in the future, some product design obsolescence. To offset these average selling price decreases and to meet our customers’ demands for reductions in cost and improvements in technology, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that are competitive and can be manufactured at lower costs or that command higher prices based on superior performance.

Our future success is dependent on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	our ability to predict market requirements and define and design new products that address those requirements;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product design engineers;

•	our timely completion of product designs and ramp up of new products according to our customers’ needs with acceptable manufacturing yields; and

•	market acceptance of our customers’ products and the duration of the life cycle of such products.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet market or customer requirements. Most major product design opportunities that we pursue involve multiple competitors, and we could lose a new product design opportunity to a competitor that offers a lower cost or equal or superior performing products. If we are unsuccessful in achieving design wins against our competitors, our revenue and operating results will be adversely affected. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly reduce the revenue obtained from a design win. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our MP revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.

We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. Increasingly, the largest cellular handset OEMs are releasing fewer new phone models on an annual basis, which heightens the importance of achieving design wins for these larger opportunities. While the rewards for a design win are financially greater, competition for these projects is intense. The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

We have entered into a supply arrangement with Apple to supply them with a module that combines multiple high-order multiplexers with PAs, switches, and LNAs for their 2018 smartphones, which requires a substantial R&D investment by us and obligates us to supply product to them on specified terms and build and maintain production capacity to meet these requirements. Meeting the technical and other requirements for this project is not assured.

We have a master supply agreement with Apple under which we provide them with various RF components and modules for their smartphones and other mobile devices. We periodically enter into statements of work under this agreement under which we agree with Apple on the terms of development and supply of specific RF components and modules. We have entered into a statement of work with Apple under which we have agreed to supply a module that combines multiple high-order multiplexers with PAs, switches, and LNAs for certain smartphones scheduled to launch in 2018, and to secure, maintain and allocate to them sufficient manufacturing capacity to make this product. We have also agreed to pricing based on the indicated volume of product that would be purchased by Apple under the arrangement. In consideration for this agreement, Apple intends, but is not required, to source a specified range of its needs for this module from us, provided that we are able to meet certain development, supply, quality and other commitments. This module is highly integrated and technically complex, the development process is ongoing and meeting Apple’s engineering specifications is not assured. We have already invested and expect to continue to invest substantial resources and capital to this development project and to build the required BAW filter manufacturing capacity. If we fail to meet Apple’s technical performance or other requirements, our product will not be selected, and we will not generate any revenue from this project. Even if our development efforts are successful, we may not generate the amount of revenue or the level of profitability we are forecasting from this arrangement. Like our work on other major custom-design programs, our ability to realize a profit under this arrangement will be subject to the level of end customer demand for the smartphones into which our product is installed, and to the costs of maintaining facilities and manufacturing capacity and obtaining the materials and services required for us to perform under the arrangement.

We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.

We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government-sponsored programs, principally for defense and aerospace applications. These programs are subject to delays or cancellation. Further, spending on defense and aerospace contracts can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace contracts have been negatively affected in the past by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.

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

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or TS-16949 quality standards, we have experienced quality and reliability issues in the past with certain suppliers. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

We face risks related to sales through distributors.

We sell a significant portion of our products through third party distributors. We depend on these distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited because our end customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts and stocking of acceptable inventory levels.  Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Other third parties may use one of our distributors to sell products that compete with our products, and we may need to provide financial and other incentives to the distributors to focus them on the sale of our products. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by our distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We face risks associated with the operation of our manufacturing facilities.

We operate wafer fabrication facilities in Texas, Florida, North Carolina and Oregon. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in the U.S., China, Costa Rica, the Philippines and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in the U.S., China, Costa Rica and the Philippines, and we also utilize contract suppliers and partners in Asia to test our products.

A number of factors will affect the future success of our facilities, including the following:

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	the significant fixed costs of operating the facilities;

•	factory utilization rates;

•	our ability to qualify our facilities for new products and new technologies in a timely manner;

•
the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including substrates, gold, platinum and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and palladium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political, regulatory and economic risks associated with our international manufacturing operations;

•	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of down-time in our facilities for any reason.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by natural disasters, telecommunications failures, power or water shortages, extreme weather conditions, public health issues, military actions, acts of terrorism, political or regulatory issues and other man-made disasters or catastrophic events. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

If we experience poor manufacturing yields, our operating results may suffer.

Our products have unique designs and are fabricated using multiple semiconductor process technologies that are highly complex. In many cases, our products are assembled in customized packages. Many of our products consist of multiple components in a single module, and feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain, including wafer fabrication, assembly and test yields. Defects in a single component in an assembled module product can impact the yield for the entire module, which means the adverse economic impacts of an individual defect can be multiplied many times over if we fail to discover the defect before the module is assembled. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products.

Our customers test our products once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including:

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

In order to ensure availability of our products for some of our largest customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

We sell certain of our products based on reference designs of platform providers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

Platform providers are typically large companies that provide system reference designs for OEMs and ODMs that include the platform provider’s baseband and other complementary products. A platform provider may own or control IP that gives it a strong market position for its baseband products for certain air interface standards, which provides it with significant influence and control over sales of RF products for these standards. Platform providers historically looked to us and our competitors to provide RF products to their customers as part of the overall system design, and we competed with other RF companies to have our products included in the platform provider’s system reference design. This market dynamic has evolved in recent years as platform providers have worked to develop more fully integrated solutions that include their own RF technologies and components.

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

We operate globally with sales offices and R&D activities as well as manufacturing, assembly and testing facilities in multiple countries. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S., including:

•	global and local economic and political conditions;

•	currency controls and fluctuations;

•	tariff, trade (including import/export regulations) and other related restrictions and regulations;

•	labor market conditions and workers’ rights affecting our transportation or manufacturing arrangements or those of our customers or suppliers;

•	disruptions of capital and trading markets;

•
occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability, which may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

•	pandemics and similar major health concerns, which could adversely affect our business and our customer order patterns; and

•	restrictions on, and tax consequences associated with, repatriation of foreign earnings.

Sales to customers located outside the U.S. accounted for approximately 85% of our revenue in fiscal 2017, of which approximately 62% and 13% were attributable to sales to customers located in China and Taiwan, respectively. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business.

The majority of our foreign sales are denominated in U.S. dollars, which causes our products to become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. In addition, the majority of our assembly, test and tape and reel vendors are located in Asia, and we do the majority of our business with our foreign assemblers in U.S. dollars. We cannot be sure that our international customers and manufacturing suppliers will continue to accept orders denominated in U.S. dollars.

Economic regulation in China could adversely impact our business and results of operations.

We have a significant portion of our assembly and testing capacity in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or to control prices. Such actions in the future, as well as other changes in Chinese laws and regulations, could increase the cost of doing business in China or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations.

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

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future demand for our products, which makes it difficult to estimate future requirements for production capacity. Capacity expansion projects have long lead times and require capital commitments based on forecasted product trends and demand well in advance of production orders from customers. In recent years, we have made significant capital investments to expand our BAW, SAW and TC-SAW filter capacity to address forecasted future demand patterns.

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

We may not be able to generate sufficient cash to service all of our debt, including our Senior Notes, or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

In November 2015, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 (the "2023 Notes") and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 (the "2025 Notes" and together with the 2023 Notes, the “Notes”). In September 2016, we completed an exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the "Securities Act"). Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the agreements governing our Credit Agreement and the Indenture governing the Notes limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

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

The price of our common stock, which is traded on the NASDAQ Global Select Market, has been and may continue to be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic and political conditions, including market conditions in the semiconductor industry;

•	actual or expected variations in quarterly operating results;

•	differences between actual operating results and those expected by investors and analysts;

•	changes in recommendations by securities analysts;

•	operations and stock performance of competitors;

•	accounting charges, including charges relating to the impairment of goodwill;

•	significant acquisitions or strategic alliances by us or by our competitors;

•	sales of our common stock, including sales by our directors and officers or significant investors;

•	recruitment or departure of key personnel; and

•	loss of key customers.

We cannot assure you that the price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that are unrelated to our performance.

We may engage in future acquisitions that dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements;

•	acquisition-related charges and amortization of acquired technology and other intangibles;

•	diversion of management’s attention from our business;

•	dissynergies or other harm to existing business relationships with suppliers and customers;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.

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

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, immigration laws may limit the pool of available talent. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

We may need to engage in legal actions to enforce or defend our intellectual property rights. Generally, intellectual property litigation is both expensive and unpredictable. Our involvement in intellectual property litigation could divert the attention of our management and technical personnel and have a material, adverse effect on our business.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties were to assert claims that our products infringed their patent, copyright or other intellectual property rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in any such litigation could have adverse effects on our business, which may include injunctions, exclusion orders and royalty payments to third parties. In addition, if one of our customers or another supplier to one of our customers were found to be infringing on third-party intellectual property rights, such finding could adversely affect the demand for our products.

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

From time to time, we have experienced attacks on our computer systems by unauthorized outside parties; however, we do not believe that such attacks have resulted in any material damage to our customers or us. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our technologies, processes and customer information may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

We also rely on third-party service providers to protect our proprietary information. Third party service providers include foundries, assembly and test contractors, distributors and other vendors that have access to our sensitive data. These providers should have safeguards in place to protect our data. Failure of these parties to properly safeguard our data could also result in security breaches and loss of proprietary information.

The costs related to cyber or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, adversely affect our internal operations and reputation or degrade our financial results and stock price.

We are subject to warranty claims, product recalls and product liability.

From time to time, we may be subject to warranty or product liability claims that could lead to significant expense. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.

Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. It is possible for one of our customers to recall a product containing one of our devices. In such an event, we may incur significant costs and expenses, including among others, replacement costs, contract damage claims from our customers and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

We are subject to stringent environmental, health and safety regulations.

We are subject to a broad array of United States and foreign environmental, health and safety laws and regulations. These laws and regulations include those related to the use, transportation, storage, handling, emission, discharge and recycling or disposal of hazardous materials used in our manufacturing, assembly and testing processes. Our failure to comply with any of these existing or future laws or regulations could result in:

•	regulatory penalties and fines;

•	legal liabilities, including financial responsibility for remedial measures if our properties are contaminated;

•	expenses to secure required permits and governmental approvals;

•	suspension or curtailment of our manufacturing, assembly and test processes; and

•
increased costs to acquire pollution abatement or remediation equipment or to modify our equipment, facilities or manufacturing processes to bring them into compliance with applicable laws and regulations.

Existing and future environmental laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest customers require us to comply with corporate social responsibility, or CSR, policies, which often include employment, health, safety, environmental and other requirements that exceed applicable legal requirements. Compliance with these policies increases our operating expenses and non-compliance can adversely affect customer relationships and harm our business.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Regulations in the United States currently require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have incurred costs and expect to incur additional costs associated with complying with these requirements. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently make any required determination that the metals used in our products are conflict free.

Our certificate of incorporation and bylaws and the General Corporation Law of the State of Delaware may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of Qorvo that our stockholders might consider to be in their best interests. These provisions include:

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments that could significantly affect our results of operations.

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

We are subject to taxation in the U.S., China, Singapore, Germany and numerous other foreign taxing jurisdictions. Our effective tax rate is subject to fluctuations as it is impacted by a number of factors, including the following:

•	changes in our overall profitability and the amount of profit determined to be earned and taxed in jurisdictions with differing statutory tax rates;

•
the resolution of issues arising from tax audits with various tax authorities, including those described in Note 12 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report;

•	changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;

•	impact of the Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting initiative on tax policy and enacted laws in the countries in which we operate; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that effectively minimize our tax expense and that are expected to be effective through March 2024 and December 2021, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. In February 2017, Singapore enacted legislation that will exclude from our existing Development and Expansion Incentive grant the benefit of the reduced tax rate for Intellectual Property income earned after June 30, 2021. Future changes in the status of either tax holiday could have a negative effect on our net income in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Greensboro, North Carolina, where we have two office buildings (leased), a six-inch wafer production facility (owned), a design and prototyping facility (leased) and other leased office space to perform certain test and design operations. We are currently constructing an office building that will serve as our MP division headquarters and will allow us to consolidate two of our leased Greensboro facilities and our High Point, North Carolina design center to improve efficiencies. In the third quarter of fiscal 2017, we relocated our IDP division headquarters from our Richardson, Texas wafer fabrication facility to a standalone office and design facility in Richardson, Texas (leased) to allow for expansion of our Richardson, Texas wafer fabrication facility. In Hillsboro, Oregon, we have a single facility (owned) that includes office space and a wafer fabrication facility. We also have wafer fabrication facilities in Apopka, Florida (owned) and Bend, Oregon (leased). In the first quarter of fiscal 2017, we acquired an additional wafer fabrication facility in Farmers Branch, Texas (owned), which we currently plan to use to expand our BAW filter capacity.

We have module assembly and test facilities located in Beijing, China (the building is owned and we hold a land-use right for the land), Dezhou, China (leased) and the Philippines (leased). We have a filter assembly and test facility in Heredia, Costa Rica (owned). In Broomfield, Colorado (leased), Brooksville, Florida (owned) and Richardson, Texas (owned), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business. We also have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).

We lease space for our design centers in Chandler, Arizona; Newberry Park, San Jose and Torrance, California; Broomfield, Colorado; Hiawatha, Iowa; Chelmsford, Massachusetts; Plymouth and Waseca, Minnesota; High Point, North Carolina; Osaka and Tokyo, Japan; Shanghai, China; Utrecht, the Netherlands; Zele, Belgium; Munich, Germany; Nørresundby, Denmark; and Colomiers, France. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Hong Kong; Reading, United Kingdom; Helsinki, Finland, Bangalore, India; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment. For information on long-lived tangible assets by country, see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading “Legal Matters” in Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “QRVO.” The table below shows the high and low sales prices of our common stock for the fiscal years ended April 1, 2017 and April 2, 2016, as reported by The NASDAQ Stock Market LLC. As of May 15, 2017, there were 789 holders of record of our common stock. This number does not include the beneficial owners of unexchanged stock certificates related to the Business Combination or the additional beneficial owners of our common stock who held their shares in street name as of that date.

	High	Low
Fiscal Year Ended April 1, 2017
First Quarter	$58.30	$43.79
Second Quarter	64.80	50.45
Third Quarter	59.12	48.28
Fourth Quarter	69.71	52.12

	High	Low
Fiscal Year Ended April 2, 2016
First Quarter	$88.35	$65.44
Second Quarter	82.25	42.24
Third Quarter	60.00	42.67
Fourth Quarter	51.95	33.30

We have never declared or paid cash dividends on our common stock.  Although we currently intend to retain our earnings for use in our business, our future dividend policy with respect to our common stock may change and will depend on our earnings, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH

	1/2/15	3/28/15	6/27/15	10/3/15	1/2/16	4/2/16	7/2/16	10/1/16	12/31/16	4/1/17
Total Return Index for:
Qorvo, Inc.	100.00	112.61	114.22	63.86	72.30	72.19	77.41	79.18	74.90	97.39
NASDAQ Composite	100.00	103.51	105.68	97.94	106.30	103.78	103.33	113.37	114.78	126.50
S&P 500	100.00	100.95	101.23	94.71	101.38	102.75	105.27	109.33	113.51	120.39
NASDAQ Electronic Components	100.00	100.68	95.78	87.13	98.26	98.46	101.16	119.65	127.05	138.71

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on January 2, 2015, the registration date of our common stock under Rule 12g-3(c) of the Exchange Act.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

E.	Qorvo, Inc. was added to the S&P 500 Index on June 12, 2015.

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2017 to January 28, 2017	—	$—	—	$432.9 million
January 29, 2017 to February 25, 2017	269	$66.86	269	$414.9 million
February 26, 2017 to April 1, 2017	493	$66.71	493	$382.0 million
Total	762	$66.76	762	$382.0 million

On November 3, 2016, our Board of Directors authorized a new share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. See Note 15 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a further discussion of our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report.

	Fiscal Year
	2017		2016		2015	(3)	2014		2013
(In thousands, except per share data)

Revenue	$3,032,574		$2,610,726		$1,710,966		$1,148,231		$964,147

Operating costs and expenses:
Cost of goods sold	1,897,062		1,561,173		1,021,658		743,304		658,332
Research and development	470,836		448,763		257,494		197,269		178,793
Selling, general and administrative	545,588		534,099		249,886		151,404		132,916
Other operating expense	31,029	(11)	54,723	(7)	59,462	(4)	28,913	(2)	9,786
Total operating costs and expenses	2,944,515		2,598,758		1,588,500		1,120,890		979,827
Income (loss) from operations	88,059		11,968		122,466		27,341		(15,680)

Interest expense	(58,879)	(12)	(23,316)	(8)	(1,421)		(5,983)		(6,532)
Interest income	1,212		2,068		450		179		249
Other (expense) income	(3,087)		6,418		(254)		2,336		(3,936)
Income (loss) before income taxes	27,305		(2,862)		121,241		23,873		(25,899)
Income tax (expense) benefit	(43,863)	(13)	(25,983)	(9)	75,062	(5)	(11,231)		(27,100)	(1)
Net (loss) income	$(16,558)		$(28,845)		$196,303		$12,642		$(52,999)
Net (loss) income per share:
Basic	$(0.13)		$(0.20)		$2.17		$0.18		$(0.76)
Diluted	$(0.13)		$(0.20)		$2.11		$0.18		$(0.76)
Weighted average shares of common stock outstanding
Basic	127,121		141,937		90,477		70,499		69,650
Diluted	127,121		141,937		93,211		72,019		69,650

	As of Fiscal Year End
	2017		2016		2015	(3)	2014		2013
Cash and cash equivalents	$545,463		$425,881		$299,814		$171,898		$101,662
Short-term investments	—		186,808		244,830		72,067		77,987
Working capital	1,042,777		1,135,409	(10)	1,174,795		317,445		330,523
Total assets	6,522,323		6,596,819		6,892,379	(6)	920,312		931,999
Long-term debt and capital lease obligations, less current portion	989,154		988,130	(8)	—		18		82,123
Stockholders' equity	4,896,722		4,999,672		6,173,160		676,351		639,014

1 Income tax expense for fiscal 2013 includes the effects of an increase of a valuation allowance against domestic net deferred tax assets and the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at our U.K. facility.
2 Other operating expense for fiscal 2014 includes the impairment of intangible assets of $11.3 million and restructuring expenses of $11.1 million, as well as acquisition-related expenses of $5.1 million.

3 As a result of the Business Combination, which was completed on January 1, 2015, fiscal 2015 results include the results of TriQuint as of March 28, 2015 and for the period of January 1, 2015 through March 28, 2015.
4 Other operating expense for fiscal 2015 includes acquisition and integration-related expenses of $43.5 million and restructuring expenses of $12.4 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements).
5 Income tax benefit for fiscal 2015 includes the effects of the income tax benefit generated by the reduction in the valuation allowance against domestic deferred tax assets (see Note 12 of the Notes to the Consolidated Financial Statements).
6 Total assets for fiscal 2015 include goodwill and intangible assets totaling approximately $4,430.7 million associated with the Business Combination (see Note 6 and Note 7 of the Notes to the Consolidated Financial Statements).
7 Other operating expense for fiscal 2016 includes integration-related expenses of $26.5 million and restructuring expenses of $10.2 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements).
8 During fiscal 2016, we issued the Notes and recorded $25.8 million of related interest expense, which was offset by $5.2 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements).
9 Income tax expense for fiscal 2016 includes the effects of the income tax expense generated by the increase in the valuation allowance against domestic state deferred tax assets (see Note 12 of the Notes to the Consolidated Financial Statements).
10 ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" was adopted in fiscal 2016, prospectively, which required deferred tax assets and deferred tax liabilities to be presented as non-current in a classified balance sheet. Prior periods presented were not retrospectively adjusted (see Note 12 of the Notes to the Consolidated Financial Statements).
11 Other operating expense for fiscal 2017 includes integration-related expenses of $16.9 million and restructuring expenses of $2.1 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements).
12 During fiscal 2017, we recorded $69.9 million of interest expense related to the Notes, which was offset by $13.6 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements).
13 Income tax expense for fiscal 2017 includes the effects of the increase in our unrecognized tax benefits and the unfavorable impact of losses arising in countries with low tax rates (see Note 12 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results, our dependence on a few large customers for a substantial portion of our revenue, a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication and other facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, our ability to protect our intellectual property, claims of intellectual property infringement and other lawsuits, security breaches and other similar disruptions compromising our information, and the impact of government and stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW

Company

On February 22, 2014, RFMD and TriQuint entered into the Merger Agreement, which provided for the combination of RFMD and TriQuint in a merger of equals and resulted in the Business Combination under a new holding company named Qorvo, Inc. The transactions contemplated by the Merger Agreement were consummated on January 1, 2015, and as a result, TriQuint's results of operations are included in Qorvo's fiscal 2015 Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015 (the "Post-Combination Period") and for the full fiscal years of 2017 and 2016.

For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint in the Business Combination. Unless otherwise noted, “we,” “our” or "us” in this report refers to RFMD and its subsidiaries prior to the closing of the Business Combination and to Qorvo and its subsidiaries after the closing of the Business Combination.

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of RF solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, WiFi customer premises equipment, cellular base stations, optical networks, automotive connectivity, and smart home applications. Within these markets, our products enable a broad range of leading-edge applications - from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

Qorvo employs more than 8,600 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. DoD-accredited ‘Trusted Source’ (Category 1A) for GaAs, GaN and BAW technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Texas, Florida, North Carolina and Oregon, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.
Business Segments

We design, develop, manufacture and market our products to leading U.S. and international OEMs and ODMs in the following operating segments:

•
Mobile Products (MP) - MP supplies cellular RF and WiFi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the IoT. Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based, distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented, primarily in the downlink, to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and SAW filters, PAs, LNAs, switches, multimode multi-band PAs and transmit modules, RF power management ICs, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, WiFi customer premises equipment for home and work, high speed connectivity in LTE and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and smart home solutions. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, CMOS system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

As of April 1, 2017, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Fiscal 2017 Management Summary

•
Our revenue increased 16.2% in fiscal 2017 to $3,032.6 million compared to $2,610.7 million in fiscal 2016, primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China and higher sales of our wireless infrastructure, defense and aerospace and WiFi products.

•
Our gross margin for fiscal 2017 was 37.4% compared to 40.2% for fiscal 2016. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band power amplifier + duplexer ("PAD") modules, product cost reductions lagging normal average selling price erosion, lower factory utilization and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. These adverse factors were partially offset by lower intangible amortization, stock-based compensation and other costs related to the Business Combination.

•
Our operating income was $88.1 million in fiscal 2017 compared to $12.0 million in fiscal 2016. This increase was primarily due to higher gross profit from higher revenue and lower intangible amortization, stock-based compensation and other costs related to the Business Combination in fiscal 2017 as compared to fiscal 2016.

•	Our net loss per diluted share was $0.13 for fiscal 2017 as compared to net loss per diluted share of $0.20 for fiscal 2016.

•
We generated positive cash flow from operations of $776.8 million for fiscal 2017 as compared to $687.9 million for fiscal 2016. This year-over-year increase was due primarily to improvement in working capital, partially offset by lower adjustments for non-cash items.

•
Capital expenditures totaled $552.7 million in fiscal 2017, as compared to $315.6 million in fiscal 2016, with the increase primarily related to projects for increasing premium filter capacity and manufacturing cost savings initiatives.

•
During fiscal 2017, we recorded interest expense of $69.9 million (which was offset by $13.6 million of capitalized interest) on the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest paid on these notes in fiscal 2017 was $71.2 million.

•
During fiscal 2017, we repurchased approximately 3.7 million shares of our common stock for approximately $209.4 million, as compared to 24.3 million shares of our common stock for approximately $1,300.0 million during fiscal 2016.

•
During fiscal 2017 and fiscal 2016, we recorded integration and restructuring expenses related to the Business Combination of $18.9 million and $36.6 million, respectively. We expect these costs will continue to decline in future years.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2017, 2016 and 2015:

	2017		2016		2015
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$3,032,574	100.0%	$2,610,726	100.0%	$1,710,966	100.0%
Cost of goods sold	1,897,062	62.6	1,561,173	59.8	1,021,658	59.7
Gross profit	1,135,512	37.4	1,049,553	40.2	689,308	40.3
Research and development	470,836	15.5	448,763	17.2	257,494	15.0
Selling, general, and administrative	545,588	18.0	534,099	20.4	249,886	14.6
Other operating expense	31,029	1.0	54,723	2.1	59,462	3.5
Operating income	$88,059	2.9%	$11,968	0.5%	122,466	7.2%

Revenue

Our overall revenue increased $421.8 million, or 16.2%, in fiscal 2017 as compared to fiscal 2016, primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China and higher sales of our wireless infrastructure, defense and aerospace and WiFi products.

Our overall revenue increased $899.8 million, or 52.6%, in fiscal 2016 as compared to fiscal 2015, primarily because fiscal 2015 included only three months of TriQuint revenue.

We provided our products to our largest end customer, Apple, through sales to multiple contract manufacturers, which in the aggregate accounted for 34%, 37% and 32% of total revenue in fiscal years 2017, 2016 and 2015, respectively. Huawei accounted for approximately 11%, 12% and 7% of our total revenue in fiscal years 2017, 2016 and 2015, respectively. Samsung, accounted for approximately 7%, 7% and 14% of our total revenue in fiscal years 2017, 2016 and 2015, respectively. These customers primarily purchase cellular RF and WiFi solutions offered by our MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT. In fiscal 2017, Huawei was the largest customer for our IDP segment, primarily purchasing solutions for base stations, telecom transport and WiFi-enabled customer premise equipment applications.

International shipments amounted to $2,565.5 million in fiscal 2017 (approximately 85% of revenue) compared to $2,304.4 million in fiscal 2016 (approximately 88% of revenue) and $1,395.2 million in fiscal 2015 (approximately 82% of revenue). Shipments to Asia totaled $2,441.1 million in fiscal 2017 (approximately 81% of revenue) compared to $2,162.1 million in fiscal 2016 (approximately 83% of revenue) and $1,282.2 million in fiscal 2015 (approximately 75% of revenue). We expect our international and Asia shipments will remain relatively stable at these historical levels.

Gross Margin

Our overall gross margin for fiscal 2017 was 37.4% as compared to 40.2% in fiscal 2016. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, product cost reductions lagging normal average selling price erosion, lower factory utilization and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with the device packaging, not device functionality; however the impact was significant because the issue was identified late in the production process. These adverse factors were partially offset by lower intangible amortization, stock-based compensation and other costs related to the Business Combination in fiscal 2017 as compared to fiscal 2016.

Our overall gross margin for fiscal 2016 was 40.2% as compared to 40.3% in fiscal 2015. This slight decrease was primarily due to higher cash and non-cash expenses related to the Business Combination (including intangible amortization and stock-based compensation) and average selling price erosion. This decrease was offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing and sourcing-related cost reductions.

Operating Expenses

Research and Development

In fiscal 2017, R&D spending increased $22.1 million, or 4.9%, as compared to fiscal 2016, primarily driven by costs associated with the design and development of high-performance filter based products and GaN-based technologies and products. The increased R&D expense was partially offset by lower stock-based compensation expense.

In fiscal 2016, R&D spending increased $191.3 million, or 74.3%, as compared to fiscal 2015, primarily due to the inclusion of TriQuint R&D expense for a full fiscal year (fiscal 2015 included only three months of TriQuint expenses) and increases in headcount and product development costs related to new mobile products.

Selling, General and Administrative

In fiscal 2017, selling, general and administrative expense increased $11.5 million, or 2.2%, as compared to fiscal 2016, primarily due to higher personnel related costs, partially offset by lower stock-based compensation expense.

In fiscal 2016, selling, general, and administrative expense increased $284.2 million, or 113.7%, as compared to fiscal 2015, primarily due to marketing-related intangible asset amortization resulting from the Business Combination and the addition of TriQuint selling, general and administrative expense for a full fiscal year (fiscal 2015 included only three months of TriQuint expenses).

Other Operating Expense

In fiscal 2017, other operating expense was $31.0 million, compared to $54.7 million for fiscal 2016. In fiscal 2017, we recorded integration costs of $16.9 million and restructuring costs of $2.0 million associated with the Business Combination, as well as $9.7 million of start-up costs related to new processes and operations in both existing and new facilities. In fiscal 2016, we recorded integration costs of $26.5 million, and restructuring costs of $10.1 million (including stock-based compensation) associated with the Business Combination, as well as $14.1 million of start-up costs related to new processes and operations in both existing and new facilities.

In fiscal 2015, other operating expense was $59.5 million, including acquisition costs of $12.2 million, integration costs of $31.3 million and restructuring costs of $10.9 million associated with the Business Combination.

Operating Income

Our overall operating income was $88.1 million for fiscal 2017 as compared to $12.0 million for fiscal 2016. This increase was primarily due to higher gross profit from higher revenue and lower intangible amortization, stock-based compensation and other costs related to the Business Combination, partially offset by lower gross margin. Gross margin was adversely impacted primarily due to an unfavorable change in product mix towards lower margin low-band PAD modules, product cost reductions lagging normal average selling price erosion, lower factory utilization and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017.

Our overall operating income was $12.0 million for fiscal 2016 as compared to $122.5 million for fiscal 2015. This decrease was primarily due to higher intangible amortization, stock-based compensation and other costs related to the Business Combination and average selling price erosion, partially offset by increased revenue and profitability resulting from the addition of TriQuint's operations as well as the synergies created from the Business Combination, a favorable change in product mix towards higher margin products and manufacturing- and sourcing-related cost reductions.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year
(In thousands, except percentages)	2017	2016	2015
Revenue	$2,384,041	$2,083,334	$1,395,035
Operating income	$554,001	$591,751	$404,382
Operating income as a % of revenue	23.2%	28.4%	29.0%

MP revenue increased $300.7 million, or 14.4%, in fiscal 2017 as compared to fiscal 2016 primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China.

The decrease in MP operating income as a percentage of revenue in fiscal 2017 as compared to fiscal 2016 was primarily due to lower gross margin. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, product cost reductions lagging normal average selling price erosion, lower factory utilization, and unfavorable inventory adjustments primarily due to lower than expected manufacturing assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with the device packaging, not device functionality; however the impact was significant because the issue was identified late in the production process.

MP revenue increased $688.3 million, or 49.3%, in fiscal 2016 as compared to fiscal 2015 (primarily because fiscal 2015 included only three months of TriQuint revenue).

The decrease in MP operating income as a percentage of revenue in fiscal 2016 as compared to fiscal 2015 was primarily due to increased expenses related to the development of new mobile products, partially offset by higher gross margins (resulting from a favorable change in product mix towards higher margin products and manufacturing and sourcing-related cost reductions, which were partially offset by average selling price erosion).

Infrastructure and Defense Products

	Fiscal Year
(In thousands, except percentages)	2017	2016	2015
Revenue	$644,653	$523,512	$313,274
Operating income	$152,539	$108,370	$72,262
Operating income as a % of revenue	23.7%	20.7%	23.1%

IDP revenue increased $121.1 million, or 23.1%, in fiscal 2017 as compared to fiscal 2016 primarily due to higher sales of our wireless infrastructure, defense and aerospace and WiFi products.

IDP operating income increased $44.2 million, or 40.8%, in fiscal 2017 as compared to fiscal 2016 driven by higher gross profit from increased revenue, favorable factory utilization and lower unfavorable inventory adjustments. This increase in gross profit was partially offset by higher personnel-related expenses.

IDP revenue increased $210.2 million, or 67.1%, in fiscal 2016 as compared to fiscal 2015, primarily because fiscal 2015 included only three months of TriQuint revenue.

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

See Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2017, 2016 and 2015.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2017	2016	2015
Interest expense	$(58,879)	$(23,316)	$(1,421)
Interest income	1,212	2,068	450
Other (expense) income	(3,087)	6,418	(254)
Income tax (expense) benefit	(43,863)	(25,983)	75,062

Interest expense

We recognized $69.9 million and $25.8 million of interest expense in fiscal years 2017 and 2016, respectively, related to the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest expense in the preceding table for fiscal years 2017 and 2016 is net of capitalized interest of $13.6 million and $5.2 million, respectively.

Other (expense) income

Other expense in fiscal 2017 of approximately $3.1 million was related primarily to a net loss from foreign currency. The foreign currency loss was driven primarily by the appreciation of the U.S. dollar against the Renminbi as well as by the changes in the local currency denominated balance sheet accounts. In fiscal 2016 we recognized net income primarily due to a gain from the sale of equity securities.

Income tax (expense) benefit

Income tax expense for fiscal 2017 was $43.9 million, which was primarily comprised of tax expense related to domestic and international operations generating pre-tax book income and an increase in gross unrecognized tax benefits offset by tax benefits related to international operations generating pre-tax book losses and tax credits generated. For fiscal 2017, this resulted in an annual effective tax rate of 160.6%.
Income tax expense for fiscal 2016 was $26.0 million, which was primarily comprised of tax expense related to international operations, an increase in gross unrecognized tax benefits and a $25.1 million increase in the valuation allowance against domestic state tax net operating loss and credit deferred tax assets and foreign net operating loss deferred tax assets, offset by tax benefits arising from domestic operations and tax credits generated. For fiscal 2016, this resulted in an annual effective tax rate of (908.0)%.
Income tax benefit for fiscal 2015 was $75.1 million, which was primarily comprised of tax expense related to domestic and international operations offset by tax benefits from tax credits generated and $135.8 million related to a decrease in the valuation allowance against domestic deferred tax assets. For fiscal 2015, this resulted in an annual effective tax rate of (61.9)%.
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2017, 2016 and 2015, the valuation allowance against domestic and foreign deferred tax assets was $33.1 million, $34.7 million, and $13.8 million, respectively.
The valuation allowance against net deferred tax assets decreased by $1.6 million in fiscal 2017. The decrease was comprised of a $5.2 million decrease in the valuation allowance for foreign deferred tax assets primarily resulting from the removal of the valuation allowance at a China subsidiary as management has determined it is more likely than not that the related deferred tax assets will be realized. This was partially offset by a $2.8 million increase in the valuation allowance for deferred tax assets for federal foreign tax credits, state net operating losses and state tax credits, and a $0.8 million increase for other foreign net operating loss deferred tax assets. At the end of fiscal 2017, a $0.8 million valuation allowance remained against net deferred tax assets at other foreign subsidiaries and a $32.3 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

During fiscal 2017, the China subsidiary which operates as a cost plus manufacturer for another Qorvo subsidiary, exited its start-up operational phase and generated sufficient income to substantially offset the losses earned in prior years, with the balance expected to be offset by income in the first half of fiscal 2018 as production at the assembly and test facility continues to increase.

The valuation allowance against net deferred tax assets increased by $20.9 million in fiscal 2016. The increase was comprised of a $20.2 million increase in the valuation allowance for state deferred tax assets for net operating losses and tax credits, a $5.0 million increase in the valuation allowance for foreign net operating loss deferred tax assets, and a $4.3 million decrease in the valuation allowance related to a deferred tax asset recorded in the initial purchase price accounting for the Business Combination. The Business Combination adjustment related to a deferred tax asset that was recorded during fiscal 2015 in the initial purchase price accounting with a full valuation allowance, but which deferred tax asset was determined in fiscal 2016 to not exist as of the acquisition date. Accordingly, in fiscal 2016, that deferred tax asset was removed along with the offsetting deferred tax asset valuation allowance. At the end of fiscal 2016, a $5.2 million valuation allowance remained against foreign net deferred tax assets and a $29.5 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

During fiscal 2016, North Carolina enacted legislation to reduce the corporate income tax rate from 5% to 4% and phase-in over a three-year period a single sales factor apportionment methodology. In addition, the Company underwent operational changes to leverage existing resources and capabilities of its Singapore subsidiary and consolidate operations and responsibilities associated with its foreign manufacturing operations and foreign customers in that Singapore subsidiary. Together these changes resulted in a significant decrease in the amount of future taxable income expected to be allocated to North Carolina and other states in which the Company's net operating loss and credit carryovers exist. As a result, it was no longer more likely than not that the deferred tax assets related to those state net operating loss and credit carryovers for which a valuation allowance is being provided will be realized before they expire. The foreign net operating losses relate to the China subsidiary that owns an assembly and test facility that became operational during fiscal 2016, and which has incurred start-up losses since inception.

The valuation allowance against net deferred tax assets decreased in fiscal 2015 by $129.5 million. The decrease was comprised of $135.7 million for domestic deferred tax assets for which realization was determined to be more likely than not with the increase in domestic deferred tax liabilities related to domestic amortizable intangible assets arising in connection with the Business Combination and other changes in the net deferred tax assets for foreign subsidiaries during the fiscal year, offset by an increase of $6.2 million related to deferred tax assets acquired in the Business Combination which are not more likely than not of being realized. At the end of fiscal 2015, a $0.2 million valuation allowance remained against foreign net deferred tax assets and a $13.6 million valuation allowance remained against domestic deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

As of April 1, 2017, we had federal loss carryovers of approximately $202.6 million that expire in fiscal years 2020 to 2036 if unused and state losses of approximately $209.3 million that expire in fiscal years 2018 to 2036 if unused. Federal research credits of $104.8 million, federal foreign tax credits of $5.0 million, and state credits of $57.4 million may expire in fiscal years 2018 to 2037, 2018 to 2027, and 2018 to 2032, respectively. Federal alternative minimum tax credits of $3.2 million carry forward indefinitely. Foreign losses in China of approximately $3.3 million and in the Netherlands of approximately $55.4 million expire in fiscal year 2021 and fiscal years 2018 to 2026, respectively. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with the GreenPeak acquisition during the current fiscal year and acquisitions of Sirenza Microdevices, Inc.; Silicon Wave, Inc.; Amalfi Semiconductor Inc.; and the Business Combination in prior years. The utilization of these acquired domestic tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

Our gross unrecognized tax benefits totaled $90.6 million as of April 1, 2017, $69.1 million as of April 2, 2016, and $59.4 million as of March 28, 2015. Of these amounts, $84.4 million (net of federal benefit of state taxes), $64.2 million (net of federal benefit of state taxes), and $55.0 million (net of federal benefit of state taxes) as of April 1, 2017, April 2, 2016, and March 28, 2015, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

It is our policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2017, 2016 and 2015, we recognized $2.1 million, $1.6 million and $1.2 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $7.1 million, $5.0 million and $3.4 million as of April 1, 2017, April 2, 2016 and March 28, 2015, respectively. Within the next 12 months, we believe it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for tax positions taken in prior years where the only uncertainty was related to the timing of the tax deduction.

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

As of April 1, 2017, total remaining unearned compensation cost related to unvested restricted stock units and options was $70.5 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of April 1, 2017, we had working capital of approximately $1,042.8 million, including $545.5 million in cash and cash equivalents, compared to working capital of $1,135.4 million, including $425.9 million in cash and cash equivalents, as of April 2, 2016.

Our $545.5 million of total cash and cash equivalents as of April 1, 2017 includes approximately $318.7 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate. Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries.

Stock Repurchase

On February 5, 2015, our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. On August 11, 2015, we announced completion of this program.

On August 11, 2015, our Board of Directors authorized the repurchase of up to $400.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. On September 10, 2015, we announced the completion of this program.

On November 5, 2015, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding common stock through November 4, 2016. On February 16, 2016, as part of the $1.0 billion share repurchase program, we entered into variable maturity accelerated share repurchase ("ASR") agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A.  For the upfront payment of $500.0 million, in fiscal 2016, we received an aggregate of 10.0 million shares of our common stock under the ASR agreements. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with 0.4 million shares received resulting in a total of 10.4 million shares of our common stock repurchased under the ASR agreements.

On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. This new program includes approximately $150.0 million authorized on the $1.0 billion repurchase program that expired November 4, 2016.

We repurchased 4.1 million shares (inclusive of the 0.4 million shares received in final settlement of the ASR agreement), 24.3 million shares (inclusive of the 10.0 million shares received under the ASR agreement) and 0.8 million shares of our common stock during fiscal years 2017, 2016 and 2015, respectively, at an aggregate cost of $209.4 million, $1,300.0 million and $50.9 million, respectively, in accordance with the share repurchase programs described above. As of April 1, 2017, $382.0 million remains available for future repurchases under our current share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2017 provided cash of $776.8 million, compared to $687.9 million in fiscal 2016. This year-over-year increase was due primarily to improvement in working capital, partially offset by lower adjustments for non-cash items. The adjustments for non-cash items were lower due primarily to stock-based compensation expense and deferred taxes, partially offset by higher depreciation.

Operating activities in fiscal 2016 provided cash of $687.9 million, compared to $305.6 million in fiscal 2015. This year-over-year increase was due primarily to improved profitability from the addition of TriQuint's operations exclusive of non-cash Business Combination expenses.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2017 was $490.5 million, compared to $278.7 million in fiscal 2016. This increase was primarily due to higher capital expenditures related to projects for increasing premium filter capacity and manufacturing cost savings initiatives and the acquisition of GreenPeak, partially offset by higher net proceeds from available-for-sale securities.

Net cash used in investing activities in fiscal 2016 was $278.7 million, compared to $63.9 million in fiscal 2015. This increase was primarily due to the Business Combination in fiscal 2015 that accounted for an increase in cash provided by investing activities of approximately $224.3 million. Additionally, there were higher capital expenditures in fiscal 2016 compared to fiscal 2015, primarily related to projects for increasing premium filter capacity and manufacturing cost savings initiatives, partially offset by increased proceeds from higher net proceeds from available-for-sale securities.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2017 was $165.6 million, compared to $282.9 million in fiscal 2016. This decrease was primarily due to lower share repurchase activity, partially offset by lower net proceeds from borrowings.

Net cash used in financing activities in 2016 was $282.9 million, compared to $112.9 million in fiscal 2015. This increase was primarily due to the repurchase of 24.3 million shares of our common stock for approximately $1,300.0 million, partially offset by the net proceeds from the issuance of our Notes of approximately $987.8 million. During fiscal 2015, the remaining $87.5 million principal balance of our 1.00% Convertible Subordinated Notes due 2014 was paid with cash on hand.

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

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2017, 2016 and 2015. Our financial results in fiscal 2018 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total Payments	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Fiscal 2023 and thereafter
Capital commitments	$97,697	$97,697	$—	$—	$—
Long-term debt obligations	1,559,125	68,875	137,750	137,750	1,214,750
Operating leases	63,456	13,720	18,838	13,632	17,266
Purchase obligations	215,758	206,769	8,464	525	—
Cross-licensing liability	12,880	2,540	4,940	4,800	600
Deferred compensation	10,237	674	1,227	757	7,579
Total	$1,959,153	$390,275	$171,219	$157,464	$1,240,195

Capital Commitments

On April 1, 2017, we had capital commitments of approximately $97.7 million, primarily related to projects to increase our premium filter capacity, constructing a new office and design center, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes. We expect capital expenditures in fiscal 2018 will be lower than capital expenditures in fiscal 2017.

Long-Term Debt Obligations

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

The Indenture contains customary events of default, including payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

In connection with the offering of the Notes, we agreed to provide the holders of the Notes with an opportunity to exchange the Notes for registered notes having terms substantially identical to the Notes. On September 19, 2016, we completed an exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act.

Operating Leases

We lease certain of our corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from less than one year to 11 years. Several of these leases have renewal options of up to two, ten-year periods and several also include standard inflation escalation terms. Several of these leases also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years.

Purchase Obligations

Our purchase obligations, totaling approximately $215.8 million, are primarily for the purchase of raw materials and manufacturing services that are not recorded as liabilities on our balance sheet because we had not received the related goods or services as of April 1, 2017.

Cross-Licensing Liability

The cross-licensing liability represents payables under a cross-licensing agreement and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet as of April 1, 2017.

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

Other Contractual Obligations

As of April 1, 2017, in addition to the amounts shown in the Contractual Obligations table above, we had $97.7 million of unrecognized income tax benefits and accrued interest, of which $16.6 million had been recorded as a liability.  We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $11.4 million as of April 1, 2017. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.2 million in fiscal 2017 and are expected to be similar in fiscal 2018.

Credit Agreement

On April 7, 2015, we and our Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and

L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. As of April 1, 2017, we have no outstanding amounts under the Credit Agreement.

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

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. As of April 1, 2017, we were in compliance with all of these covenants.

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2017, 2016 and 2015.

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

Sales of products are generally made through either our sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of our products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. We have limited rebate programs offering price protection to certain distributors. These rebates represent approximately 7% of net revenue in fiscal 2017 and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. We reduce revenue and record reserves for product returns and allowances for price protection, stock rotation, and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.
We also recognize a portion of our net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property ("IP") revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.
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

We have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments including the following: the evaluation of macroeconomic conditions as related to our business; industry and market trends; and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. We also consider recent fair value calculations of our indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

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

Goodwill

Goodwill is allocated to our reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. For fiscal 2017, we performed a qualitative assessment of the fair value of our reporting units and as a result of our analysis, we determined that there were no indicators of impairment and no further quantitative impairment test was deemed necessary.

For fiscal 2016, although there were no indicators of impairment, we opted to bypass the qualitative assessment and proceeded to perform fair value assessments of our reporting units (the first step of the quantitative impairment analysis) as the fair value of the reporting units had changed (due to the Business Combination) since the last time we performed a quantitative analysis. The quantitative assessments performed reaffirmed that there were no indicators of impairment for fiscal 2016.

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

Under the income approach, the following indicates the sensitivity of key assumptions utilized in the assessment. A one percentage point decrease in the discount rate would have increased the fair value of the MP and IDP reporting units by approximately $660.0 million and $140.0 million, respectively, while a one percentage point increase in the discount rate would have decreased the fair value of the MP and IDP reporting units by approximately $560.0 million and $110.0 million, respectively. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MP and IDP reporting units by approximately $290.0 million and $50.0 million, respectively, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MP and IDP reporting units by approximately $340.0 million and $70.0 million, respectively.

In fiscal year 2015, we performed a qualitative assessment of our reporting units and as a result of our analysis, we determined that there were no indicators of impairment and no further quantitative impairment test was deemed necessary.

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, we recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal years 2017 and 2016, we completed and transferred into developed technology approximately $220.0 million and $203.0 million, respectively, of IPRD. We performed a qualitative assessment of the remaining IPRD during fiscal 2017 and concluded that IPRD was not impaired.

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

The fair value of customer relationships acquired during fiscal years 2013, 2015 and 2017 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

The fair value of developed technology acquired during fiscal years 2013, 2015 and 2017 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life, ranging from three to six years.

The fair value of a wafer supply agreement acquired in fiscal 2013 was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement was amortized on a units of use activity method over its useful life of approximately four years and was fully amortized as of April 2, 2016.

The fair value of trade names acquired in fiscal years 2015 and 2017 was determined based on an income approach using the "relief from royalty method," in which the value of the asset is determined by discounting the future projected cash flows generated from the trade name's estimated royalties. Trade names are amortized on a straight-line basis over the estimated useful life of two to three years.

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and was fully amortized as of April 2, 2016.

The fair value of the non-compete agreements acquired in fiscal 2017 was determined based on an income approach using the "incremental income method" over the useful life of two years.

We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life has changed from the original estimate or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

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

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. We will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. The new standard will become effective for us beginning in fiscal 2021 with early adoption permitted. We do not believe it will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The new standard will become effective for us beginning in the first quarter of fiscal 2019 with early adoption permitted. The update should be applied prospectively. We do not believe it will have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The new guidance requires the inclusion of restricted cash along with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will become effective for us beginning in the first quarter of fiscal 2019 with early adoption permitted. We do not believe it will have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard will become effective for us in the first quarter of fiscal 2019 with early adoption permitted. We are currently evaluating the effects this new guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for us beginning in the first quarter of fiscal 2019 with early adoption permitted. We do not believe it will have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard will become effective for us beginning in the first quarter of fiscal 2021 with early adoption permitted. We do not believe it will have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance will simplify certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows. The new standard will become effective for us beginning in the first quarter of fiscal 2018. Upon adoption, we expect to recognize a cumulative-effect adjustment to reduce our accumulated deficit and we plan to continue our existing practice of estimating expected forfeitures in determining compensation cost. We do not believe adoption will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The new guidance will become effective for us in the first quarter of fiscal 2020. We expect the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of our forecasted future lease commitments. We are continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for us beginning in the first quarter of fiscal 2019. We do not believe it will have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. We will adopt the provisions of this standard in the first quarter of fiscal 2018 and we do not believe adoption will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  This new standard provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  The new guidance will become effective for us in the first quarter of fiscal 2019 and permits the use of either a retrospective approach or a modified retrospective approach, whereby the cumulative effect of adoption is recognized at the date of initial application. We have established a cross-functional team to assess the potential impact of the new revenue standard and our assessment will be completed during fiscal 2018.  Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that may result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We currently anticipate adopting the standard using the modified retrospective approach.

Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under this guidance, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. We adopted the provisions of this standard in the first quarter of fiscal 2017, and there was no impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments." This standard requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this update became effective for us beginning in the first quarter of fiscal 2017 and will be applied prospectively to adjustments to provisional amounts that occur in the future.

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

Interest Rates

The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The interest rates on this facility are variable; however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of April 1, 2017.

Currency Exchange Rates

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia, Europe and Costa Rica, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Renminbi, Euro, Pound Sterling, Costa Rican Colon, and Yen. If the U.S. dollar weakens compared to the Renminbi, Euro, Pound Sterling, Costa Rican Colon, Yen and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.

For fiscal 2017, we incurred a foreign currency loss of $3.2 million as compared to a loss of $0.7 million in fiscal 2016, which is recorded in “Other (expense) income.”

Our financial instrument holdings, including foreign receivables, cash and payables at April 1, 2017, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $1.9 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.6 million.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 1, 2017	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents (Notes 1 & 3)	$545,463	$425,881
Short-term investments (Notes 1 & 3)	—	186,808
Accounts receivable, less allowance of $58 and $143 as of April 1, 2017 and April 2, 2016, respectively	357,948	316,356
Inventories (Notes 1 & 4)	430,454	427,551
Prepaid expenses	36,229	63,850
Other receivables (Note 1)	65,247	47,380
Other current assets (Notes 1 & 9)	26,264	41,384
Total current assets	1,461,605	1,509,210
Property and equipment, net (Notes 1 & 5)	1,391,932	1,046,888
Goodwill (Notes 1, 6 & 7)	2,173,914	2,135,697
Intangible assets, net (Notes 1, 6 & 7)	1,400,563	1,812,515
Long-term investments (Notes 1 & 3)	35,494	26,050
Other non-current assets (Notes 9 & 12)	58,815	66,459
Total assets	$6,522,323	$6,596,819
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$216,246	$205,364
Accrued liabilities (Notes 1, 9, 10, & 11)	170,584	137,889
Other current liabilities (Note 12)	31,998	30,548
Total current liabilities	418,828	373,801
Long-term debt (Note 8)	989,154	988,130
Deferred tax liabilities (Note 12)	131,511	152,160
Other long-term liabilities (Notes 9, 10, 11 & 12)	86,108	83,056
Total liabilities	1,625,601	1,597,147
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 126,464 and 127,386 shares issued and outstanding at April 1, 2017 and April 2, 2016, respectively	5,357,394	5,442,613
Accumulated other comprehensive loss, net of tax	(4,306)	(3,133)
Accumulated deficit	(456,366)	(439,808)
Total stockholders’ equity	4,896,722	4,999,672
Total liabilities and stockholders’ equity	$6,522,323	$6,596,819
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2017	2016	2015

Revenue	$3,032,574	$2,610,726	$1,710,966
Cost of goods sold (Note 7)	1,897,062	1,561,173	1,021,658
Gross profit	1,135,512	1,049,553	689,308

Operating expenses:
Research and development	470,836	448,763	257,494
Selling, general and administrative (Note 7)	545,588	534,099	249,886
Other operating expense (Notes 6 & 11)	31,029	54,723	59,462
Total operating expenses	1,047,453	1,037,585	566,842
Income from operations	88,059	11,968	122,466

Interest expense (Note 8)	(58,879)	(23,316)	(1,421)
Interest income	1,212	2,068	450
Other (expense) income	(3,087)	6,418	(254)
Income (loss) before income taxes	$27,305	$(2,862)	$121,241

Income tax (expense) benefit (Note 12)	(43,863)	(25,983)	75,062
Net (loss) income	$(16,558)	$(28,845)	$196,303

Net (loss) income per share (Note 13):
Basic	$(0.13)	$(0.20)	$2.17
Diluted	$(0.13)	$(0.20)	$2.11

Weighted average shares of common stock outstanding (Note 13):
Basic	127,121	141,937	90,477
Diluted	127,121	141,937	93,211

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Year
	2017	2016	2015
Net (loss) income	$(16,558)	$(28,845)	$196,303
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	53	742	3,920
Change in pension liability, net of tax	(339)	1,153	(2,894)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(1,014)	(89)	(392)
Reclassification adjustments, net of tax:
Recognized gain on marketable securities	—	(4,994)	—
Amortization of pension actuarial loss	127	179	27
Other comprehensive (loss) income	(1,173)	(3,009)	661
Total comprehensive (loss) income	$(17,731)	$(31,854)	$196,964

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, March 29, 2014	71,215	$1,284,402	$(785)	$(607,266)	$676,351
Net income	—	—	—	196,303	196,303
Other comprehensive income	—	—	661	—	661
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	3,199	5,167	—	—	5,167
Issuance of common stock for Business Combination	75,306	5,254,367	—	—	5,254,367
Issuance of common stock in connection with employee stock purchase plan	98	2,730	—	—	2,730
Tax benefit from exercised stock options	—	9,834	—	—	9,834
Repurchase of common stock, including transaction costs	(759)	(50,874)	—	—	(50,874)
Stock-based compensation expense	—	78,621	—	—	78,621
Balance, March 28, 2015	149,059	$6,584,247	$(124)	$(410,963)	$6,173,160
Net loss	—	—	—	(28,845)	(28,845)
Other comprehensive loss	—	—	(3,009)	—	(3,009)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,156	4,406	—	—	4,406
Issuance of common stock in connection with employee stock purchase plan	429	17,967	—	—	17,967
Tax benefit from exercised stock options	—	636	—	—	636
Repurchase of common stock, including transaction costs	(24,258)	(1,300,009)	—	—	(1,300,009)
Stock-based compensation expense	—	135,366	—	—	135,366
Balance, April 2, 2016	127,386	$5,442,613	$(3,133)	$(439,808)	$4,999,672
Net loss	—	—	—	(16,558)	(16,558)
Other comprehensive loss	—	—	(1,173)	—	(1,173)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,484	16,832	—	—	16,832
Issuance of common stock in connection with employee stock purchase plan	678	25,640	—	—	25,640
Tax deficiency from exercised stock options		(56)	—	—	(56)
Repurchase of common stock, including transaction costs	(4,084)	(209,357)	—	—	(209,357)
Stock-based compensation expense		81,722	—	—	81,722
Balance, April 1, 2017	126,464	$5,357,394	$(4,306)	$(456,366)	$4,896,722

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(16,558)	$(28,845)	$196,303
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	209,825	180,362	74,239
Intangible assets amortization (Note 7)	494,752	494,589	142,749
Non-cash interest expense and amortization of debt issuance costs	1,709	112	843
Excess tax benefit from exercises of stock options	(65)	(935)	(13,993)
Deferred income taxes	(28,027)	(12,189)	(109,970)
Foreign currency adjustments	(36)	1,705	(242)
Loss (income) on investments and other assets, net	5,478	(4,705)	8,986
Stock-based compensation expense	88,845	139,516	64,941
Changes in operating assets and liabilities:
Accounts receivable, net	(36,873)	36,682	(30,369)
Inventories	(6,442)	(84,116)	10,423
Prepaid expenses and other current and non-current assets	20,285	(28,871)	(26,384)
Accounts payable	(1,035)	(461)	(30,107)
Accrued liabilities	26,866	3,862	(3,884)
Income tax payable/(recoverable)	13,414	4,300	12,704
Other assets and liabilities	4,682	(13,079)	9,385
Net cash provided by operating activities	776,820	687,927	305,624
Investing activities:
Purchase of available-for-sale securities	(469)	(340,527)	(387,734)
Proceeds from maturities of available-for-sale securities	186,793	390,009	261,185
Purchase of business, net of cash acquired (Note 6)	(118,133)	—	224,324
Purchase of property and equipment	(552,702)	(315,624)	(169,862)
Other investing	(5,976)	(12,572)	8,145
Net cash used in investing activities	(490,487)	(278,714)	(63,942)
Financing activities:
Proceeds from debt issuances	—	1,175,000	—
Payment of debt	—	(175,000)	(87,503)
Excess tax benefit from exercises of stock options	65	935	13,993
Debt issuance costs	—	(13,588)	(36)
Proceeds from the issuance of common stock	59,148	51,875	46,072
Repurchase of common stock, including transaction costs	(209,357)	(1,300,009)	(50,874)
Tax withholding paid on behalf of employees for restricted stock units	(15,516)	(22,168)	(34,250)
Other financing	14	103	(300)
Net cash used in financing activities	(165,646)	(282,852)	(112,898)
Effect of exchange rate changes on cash	(1,105)	(294)	(868)
Net increase in cash and cash equivalents	119,582	126,067	127,916
Cash and cash equivalents at the beginning of the period	425,881	299,814	171,898
Cash and cash equivalents at the end of the period	$545,463	$425,881	$299,814
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$71,171	$2,164	$930
Cash paid during the year for income taxes	$52,656	$34,942	$34,590
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$75,340	$33,548	$9,346
Fair value of equity consideration related to Business Combination (Note 6)	$—	$—	$5,254,367
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 1, 2017

1.	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

On February 22, 2014, RF Micro Devices, Inc. ("RFMD" and referred to herein as the "Company" prior to January 1, 2015) and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization (as subsequently amended on July 15, 2014, the "Merger Agreement") providing for the business combination of RFMD and TriQuint (the "Business Combination") under a new holding company named Qorvo, Inc. (formerly named Rocky Holding, Inc.) ("Qorvo" and referred to herein as the "Company" as of and following January 1, 2015). The stockholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of stockholders on September 5, 2014. During the third quarter of fiscal 2015, all necessary regulatory approvals were received to complete the Business Combination. The Business Combination closed on January 1, 2015 (fourth quarter of fiscal 2015). For financial reporting and accounting purposes, RFMD was the acquirer of TriQuint. The results presented in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements reflect those of RFMD prior to the completion of the Business Combination on January 1, 2015 and those of Qorvo subsequent to the completion of the Business Combination.

The Company is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. The Company combines a broad portfolio of radio frequency (“RF”) solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, WiFi customer premises equipment, cellular base stations, optical networks, automotive connectivity, and smart home applications. Within these markets, the Company's products enable a broad range of leading-edge applications - from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. The Company's products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

The Company’s design and manufacturing expertise covers many semiconductor process technologies, which it sources both internally and through external suppliers. The Company’s primary wafer fabrication facilities are located in Texas, Florida, North Carolina and Oregon and its primary assembly and test facilities are located in China, Costa Rica, Germany and Texas. The Company operates design, sales and manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2016 financial statements have been reclassified to conform to the fiscal 2017 presentation.

The results of operations, assets and liabilities associated with the Business Combination have been included in the Company's financial statements from the acquisition date of January 1, 2015 (see Note 6).

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 1, 2017, April 2, 2016, and March 28, 2015. Fiscal years 2017 and 2015 were 52-week years and fiscal year 2016 was a 53-week year.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Investments

Investments available-for-sale at April 1, 2017 consisted of auction rate securities ("ARS"). Investments available-for-sale at April 2, 2016 consisted of U.S. government/agency securities, corporate debt and ARS.  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in “Other comprehensive (loss) income.”  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other (expense) income.”  The cost of available-for-sale securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest.

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

Inventories

Inventories are stated at the lower of cost or market based on standard costs, which approximate actual average costs. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales and management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures and the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues was not significant during the periods presented.

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($55.4 million as of April 1, 2017 and $37.3 million as of April 2, 2016, which are reported on a net basis), precious metal reclaims submitted for payment and other miscellaneous items.

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

The Company performs a review if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that useful lives have changed from the original estimate. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the Company determines that the useful lives have changed from the original estimate, the net book value of the assets is depreciated over the remaining period of the new useful lives. The Company identifies property and equipment as “held for sale” based on the current expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed. Once assets are classified to the held for sale category, depreciation ceases and the assets are recorded at the lesser of their carrying value or their fair market value less costs to sell.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for its impairment test, the Company is required to make assumptions and judgments, including the following: the evaluation of macroeconomic conditions as related to the Company's business; industry and market trends; and the overall future financial performance of the Company's reporting units and future opportunities in the markets in which they operate. The Company also considers recent fair value calculations of its indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then the Company would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

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

Goodwill

Goodwill is allocated to the Company's reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of April 1, 2017, the Company's goodwill balance of $2,173.9 million is allocated between its Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") reporting units. In fiscal 2017, the Company completed a qualitative assessment of the fair value of its reporting units and concluded that goodwill was not impaired.

For fiscal 2016, although there were no indicators of impairment, the Company opted to bypass the qualitative assessment and proceeded to perform fair value assessments of its reporting units (the first step of the quantitative impairment analysis) as the fair value of the reporting units had changed (due to the Business Combination) since the last time the Company performed a quantitative analysis. The quantitative assessments performed reaffirmed that there were no indicators of impairment for fiscal 2016.

In performing these quantitative assessments, consistent with its historical approach, the Company used both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to the Company's market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company's market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

In fiscal year 2015, the Company performed a qualitative assessment of its reporting units and as a result of this analysis, determined that there were no indicators of impairment and no further quantitative impairment test was deemed necessary.

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, the Company recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development ("R&D") efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal years 2017 and 2016, the Company completed and transferred into developed technology approximately $220.0 million and $203.0 million, respectively, of IPRD. The Company performed a qualitative assessment of the remaining IPRD during fiscal 2017 and concluded that IPRD was not impaired.

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

The fair value of customer relationships acquired during fiscal years 2013, 2015 and 2017 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value of developed technology acquired during fiscal years 2013, 2015 and 2017 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life, ranging from three to six years.

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

The fair value of trade names acquired in fiscal years 2015 and 2017 was determined based on an income approach using the "relief from royalty method," in which the value of the asset is determined by discounting the future projected cash flows generated from the trade name's estimated royalties. Trade names are amortized on a straight-line basis over the estimated useful life of two to three years.

The fair value of backlog acquired in fiscal 2015 was determined based on an income approach using the "excess earnings method" and was fully amortized as of April 2, 2016.

The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful lives have changed from the original estimate or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

Accrued Liabilities

The "Accrued liabilities" balance as of April 1, 2017 and April 2, 2016 includes accrued compensation and benefits of $98.7 million and $76.3 million, respectively, and interest payable of $23.2 million and $25.5 million, respectively.

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

Sales of products are generally made through either the Company's sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of the Company's products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 7% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. The Company reduces revenue and records reserves for product returns and allowances for price protection, stock rotation, and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property ("IP") revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from these

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.

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

Precious Metals Reclaim

The Company uses historical experience to estimate the amount of reclaim on precious metals used in manufacturing at the end of each period and states the reclaim value at the lower of average cost or market. The estimated value to be received from precious metal reclaim is included in "Other current assets" and reclaims submitted for payment are included in "Other receivables" in the Consolidated Balance Sheets.

Income Taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting and tax basis of assets and liabilities and for tax carryforwards. Deferred tax assets and liabilities for each tax jurisdiction are measured using the enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

allowance is provided against deferred tax assets to the extent the Company determines it is more likely than not (a likelihood of more than 50 percent) that some portion or all of its deferred tax assets will not be realized.

A minimum recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in its financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

It is the Company’s current intent and policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, the Company does not record a deferred tax liability for U.S. income taxes on unremitted foreign earnings.

Stock-Based Compensation

Under FASB ASC 718, “Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of April 1, 2017, total remaining unearned compensation cost related to unvested restricted stock units and options was $70.5 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The Company will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. The new standard will become effective for the Company beginning in fiscal 2021 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The new standard will become effective for the Company beginning in the first quarter of fiscal 2019 with early adoption permitted. The update should be applied prospectively. The Company does not believe it will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The new guidance requires the inclusion of restricted cash along with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

shown on the statement of cash flows. The new standard will become effective for the Company beginning in the first quarter of fiscal 2019 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard will become effective for the Company in the first quarter of fiscal 2019 with early adoption permitted. The Company is currently evaluating the effects this new guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for the Company beginning in the first quarter of fiscal 2019 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The new guidance requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard will become effective for the Company beginning in the first quarter of fiscal 2021 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance will simplify certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows. The new standard will become effective for the Company beginning in the first quarter of fiscal 2018. Upon adoption, the Company expects to recognize a cumulative-effect adjustment to reduce the Company's accumulated deficit and plans to continue its existing practice of estimating expected forfeitures in determining compensation cost. The Company does not believe adoption will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The new guidance will become effective for the Company in the first quarter of fiscal 2020. The Company expects the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of its forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. The Company will

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

adopt the provisions of this standard in the first quarter of fiscal 2018 and does not believe adoption will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  This new standard provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  The new guidance will become effective for the Company in the first quarter of fiscal 2019 and permits the use of either a retrospective approach or a modified retrospective approach, whereby the cumulative effect of adoption is recognized at the date of initial application. The Company has established a cross-functional team to assess the potential impact of the new revenue standard and its assessment will be completed during fiscal 2018.  The Company's assessment process consists of reviewing its current accounting policies and practices to identify potential differences that may result from applying the requirements of the new standard to its revenue contracts and identifying appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company currently anticipates adopting the standard using the modified retrospective approach.

Accounting Pronouncements Recently Adopted

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under this guidance, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. The Company adopted the provisions of this standard in the first quarter of fiscal 2017, and there was no impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments." This standard requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this update became effective for the Company beginning in the first quarter of fiscal 2017 and will be applied prospectively to adjustments to provisional amounts that occur in the future.

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

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Fiscal Year
	2017	2016	2015
Apple Inc. ("Apple")	34%	37%	32%
Huawei Technologies Co., Ltd. ("Huawei")	11%	12%	7%
Samsung Electronics, Co., Ltd. ("Samsung")	7%	7%	14%

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company provided its products to Apple through sales to multiple contract manufacturers.

These customers primarily purchase cellular RF and WiFi solutions offered by the Company's MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT. In fiscal 2017, Huawei was the largest customer for the Company's IDP segment.

Accounts receivable related to these customers (which includes multiple contract manufacturers) accounted for 48%, 51%, and 50% of the Company's total net accounts receivable balance as of April 1, 2017, April 2, 2016 and March 28, 2015, respectively.

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of cash equivalents and available-for-sale securities as of April 1, 2017 and April 2, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
April 1, 2017
Auction rate securities	$2,150	$—	$(429)	$1,721
Money market funds	14	—	—	14
	$2,164	$—	$(429)	$1,735
April 2, 2016
U.S. government/agency securities	$149,874	$19	$(1)	$149,892
Auction rate securities	2,150	—	(350)	1,800
Corporate debt	45,510	—	—	45,510
Money market funds	146,779	—	—	146,779
	$344,313	$19	$(351)	$343,981

The estimated fair value of available-for-sale securities was based on the prevailing market values on April 1, 2017 and April 2, 2016. The Company determines the cost of an investment sold based on the specific identification method.

There were no gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for fiscal 2017. There were $10.0 million of gross realized gains and insignificant gross realized losses recognized on available-for-sale securities for fiscal 2016.

There were no unrealized losses on available-for-sale investments in a continuous loss position for fewer than 12 months as of April 1, 2017, and as of April 2, 2016, such unrealized losses were insignificant. Unrealized losses on available-for-sale investments in a continuous loss position for 12 months or greater were $0.4 million as of April 1, 2017 and April 2, 2016.

The aggregate amount of available-for-sale securities in an unrealized loss position at April 1, 2017 was $1.7 million with $0.4 million in unrealized losses. The aggregate amount of available-for-sale securities in an unrealized loss position at April 2, 2016 was $55.6 million with $0.4 million in unrealized losses.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	April 1, 2017		April 2, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$14	$14	$342,163	$342,181
Due after ten years	2,150	1,721	2,150	1,800
Total investments in debt securities	$2,164	$1,735	$344,313	$343,981

Other Investments

On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment was accounted for as a cost method investment and classified in "Long-term investments" in the Consolidated Balance Sheet.

Fair Value of Financial Instruments

Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" in the Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recurring Fair Value Measurements

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of April 1, 2017 and April 2, 2016 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
April 1, 2017
Assets
Cash and cash equivalents:
Money market funds	$14	$14	$—
Total cash and cash equivalents	14	14	—
Available-for-sale securities:
Auction rate securities (1)	1,721	—	1,721
Total available-for-sale securities	1,721	—	1,721
Invested funds in deferred compensation plan (3)	10,237	10,237	—
Total assets measured at fair value	$11,972	$10,251	$1,721
Liabilities
Deferred compensation plan obligation (3)	$10,237	$10,237	$—
Total liabilities measured at fair value	$10,237	$10,237	$—

April 2, 2016
Assets
Cash and cash equivalents:
Money market funds	$146,779	$146,779	$—
Total cash and cash equivalents	146,779	146,779	—
Available for-sale securities:
U.S. government/agency securities	149,892	149,892	—
Auction rate securities (1)	1,800	—	1,800
Corporate debt (2)	45,510	—	45,510
Total available-for-sale securities	197,202	149,892	47,310
Invested funds in deferred compensation plan (3)	6,468	6,468	—
Total assets measured at fair value	$350,449	$303,139	$47,310
Liabilities
Deferred compensation plan obligation (3)	$6,468	$6,468	$—
Total liabilities measured at fair value	$6,468	$6,468	$—

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

As of April 1, 2017 and April 2, 2016, the Company did not have any Level 3 assets or liabilities.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized.

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 8 for the fair value of the Company's long-term debt.

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	April 1, 2017	April 2, 2016
Raw materials	$92,282	$89,928
Work in process	198,339	228,626
Finished goods	139,833	108,997
Total inventories	$430,454	$427,551

5.    PROPERTY AND EQUIPMENT

The components of property and equipment, are as follows (in thousands):

	April 1, 2017	April 2, 2016
Land	$25,025	$25,255
Building and leasehold improvements	384,784	337,875
Machinery and equipment	1,565,233	1,188,310
Furniture and fixtures	14,482	13,884
Computer equipment and software	79,689	51,641
	2,069,213	1,616,965
Less accumulated depreciation	(981,328)	(751,898)
	1,087,885	865,067
Construction in progress	304,047	181,821
Total property and equipment, net	$1,391,932	$1,046,888

6.    BUSINESS ACQUISITIONS

Acquisition of GreenPeak Technologies, B.V.
On April 29, 2016, the Company completed the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short RF communication technology. The acquisition expanded the Company's offerings to include integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home. The Company acquired 100% of the outstanding equity securities of GreenPeak for a purchase price of $118.1 million, net of cash acquired of $0.7 million. The total purchase price was allocated to GreenPeak's assets and liabilities based upon fair values as determined by the Company and resulted in goodwill of $38.2 million. The measurement period (up to one year from the acquisition date pursuant to ASC Topic 805 "Business Combinations") will conclude during the first quarter of fiscal 2018.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Business Combination between RFMD and TriQuint

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination.

Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes. Under FASB ASC Topic 805, RFMD was treated as having acquired TriQuint in an all-stock transaction for an estimated total purchase price of approximately $5,254.4 million. The calculation of the total purchase price was based on the outstanding shares of TriQuint common stock as of the acquisition date multiplied by the exchange ratio of 1.6749, and the resulting shares were then adjusted by the one-for-four reverse stock split and multiplied by the Qorvo split-adjusted share price of $66.36 on the date of acquisition. The purchase price also included the fair value of replacement equity awards attributable to service prior to the closing of the Business Combination, which was estimated based on the ratio of the service period rendered as of the acquisition date to the total service period.

The initial allocation to goodwill of $2,036.7 million represented the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which amount was allocated to the Company's MP operating segment ($1,745.5 million) and IDP operating segment ($291.2 million). During the measurement period (which was concluded during the third quarter of fiscal 2016), adjustments of $3.8 million and $1.1 million were made to reduce goodwill and increase property and equipment and deferred taxes, respectively. Goodwill recognized from the Business Combination is not deductible for income tax purposes.

TriQuint's results of operations (revenue of $259.5 million and a net loss of $132.5 million) were included in the Company’s fiscal 2015 Consolidated Statements of Operations for the period of January 1, 2015 through March 28, 2015. The net loss includes adjustments for amortization expense of the acquired intangible assets, inventory step-up, stock-based compensation related to the Business Combination and restructuring expenses.

During fiscal years 2017, 2016 and 2015, the Company incurred integration costs of approximately $16.9 million, $26.5 million, and $31.3 million, respectively, associated with the Business Combination. During fiscal years 2017, 2016 and 2015, the Company incurred restructuring costs of approximately $2.0 million, $10.1 million, and $10.9 million, respectively, associated with the Business Combination. In addition, during fiscal 2015, the Company incurred acquisition costs of $12.2 million associated with the Business Combination.

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Consolidated Statements of Operations as "Other operating expense." See Note 11 for further information on the restructuring.

Pro forma financial information (unaudited)

The following unaudited pro forma consolidated financial information for fiscal 2015 assumes that the Business Combination was completed as of March 29, 2014 (in thousands, except per share data):

2015
Revenue	$2,556,045
Net income	30,447
Basic net income per share	$0.21
Diluted net income per share	$0.20

Pro forma revenue includes adjustments for the purchases by RFMD of various products from TriQuint. These results are not intended to be a projection of future results and do not reflect the actual revenue that might have been achieved by Qorvo. Pro forma net income includes adjustments for amortization expense of acquired intangible assets, stock-based compensation, acquisition-related costs, and an adjustment for income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the revenue or operating results that would have been achieved had the acquisition actually taken place as of March 29, 2014.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal years 2016 and 2017, are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 28, 2015 (1)	$1,755,693	384,893	$2,140,586
Measurement period adjustments from Business Combination (Note 6)	(4,190)	(699)	(4,889)
Balance as of April 2, 2016 (1)	1,751,503	384,194	2,135,697
GreenPeak acquisition (Note 6)	—	38,217	38,217
Balance as of April 1, 2017 (1)	$1,751,503	$422,411	$2,173,914

(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles assets (in thousands):

	April 1, 2017		April 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Customer relationships	$1,272,725	$656,688	$1,267,103	$377,357
Developed technology	1,209,335	481,441	915,163	277,736
Backlog	65,000	65,000	65,000	65,000
Trade names	29,353	21,912	29,000	12,083
Wafer supply agreement	20,443	20,443	20,443	20,443
Technology licenses	13,346	11,711	12,446	11,021
Non-compete agreement	1,026	470	—	—
IPRD	47,000	N/A	267,000	N/A
Total	$2,658,228	$1,257,665	$2,576,155	$763,640

The GreenPeak acquisition resulted in an increase in intangible assets of $82.1 million. The more significant intangible assets acquired were developed technology of $74.2 million (which is being amortized over 7 years) and customer relationships of $5.6 million (which is being amortized over 3 years).

As a result of the Business Combination, intangible assets increased by $2,394.0 million. The following summarizes the related amortization expense recognized and its geography in the Consolidated Statements of Operations (in thousands):

	2017	2016	2015
Cost of goods sold	$190,792	$199,257	$49,583
Selling, general and administrative	283,000	283,000	70,750
Total	$473,792	$482,257	$120,333

The IPRD acquired in the Business Combination of $470.0 million relates to the MP operating segment ($350.0 million) and the IDP operating segment ($120.0 million), and encompasses a broad technology portfolio of product innovations in RF applications for MP and IDP products. These technologies include a variety of semiconductor processes in GaAs and GaN for power and switching applications and surface acoustic wave ("SAW") and bulk acoustic wave ("BAW") structures for filter applications. Included in IPRD are continuous improvements in the process for design and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

manufacturing as well as innovation in fundamental research areas such as materials, simulation and modeling, circuit design, device packaging and test. During fiscal 2016, $203.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 4 to 6 years.

During fiscal 2017, $220.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 4 years. As of April 1, 2017, the IPRD remaining for the MP operating segment totaled approximately $37.0 million, all of which was completed and transferred to finite-lived intangible assets in April 2017. As of April 1, 2017, the IPRD remaining for the IDP operating segment totaled approximately $10.0 million and is expected to be completed during fiscal 2019 with remaining costs to complete of approximately $2.0 million to $3.0 million.

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

Total intangible assets amortization expense was $494.8 million, $494.6 million and $142.7 million in fiscal years 2017, 2016 and 2015, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2018	$540,954
2019	455,451
2020	206,986
2021	155,525
2022	26,849

8.    DEBT

Debt as of April 1, 2017 and April 2, 2016 is as follows (in thousands):

	April 1, 2017	April 2, 2016
6.75% Senior Notes due 2023	$450,000	$450,000
7.00% Senior Notes due 2025	550,000	550,000
Less unamortized issuance costs	(10,846)	(11,870)
Total long-term debt	$989,154	$988,130

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. During fiscal 2017, the Company recognized $69.9 million of interest expense related to the Notes which was offset by $13.6 million of interest capitalized to property and equipment. During fiscal 2016, the Company recognized $25.8 million of interest expense related to the Notes, which was offset by $5.2 million of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on June 1, 2016. Interest paid on the Notes during fiscal 2017 was $71.2 million.

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

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of April 1, 2017 of $489.4 million and $607.8 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $465.8 million and $581.6 million, respectively, as of April 2, 2016.

Credit Agreement

On April 7, 2015, the Company and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During fiscal 2017,

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of April 1, 2017 and April 2, 2016.

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

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. The Company must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. As of April 1, 2017, the Company was in compliance with all of these covenants.

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

9.     RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder or national pension plans with differing eligibility and contributory requirements based on local and national regulations. U.S. employees are eligible to participate in the Company's fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the 401(k) plan are made at the discretion of the Company’s Board of Directors.  Employees are immediately vested in their own contributions as well as employer matching contributions.

In total, the Company contributed $11.5 million, $11.7 million and $6.5 million to its domestic and foreign defined contribution plans during fiscal years 2017, 2016 and 2015, respectively.

Defined Benefit Pension Plans

As a result of the Business Combination, the Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with $3.3 million and $3.4 million of assets valued as of April 1, 2017 and April 2, 2016, respectively. Assets of the funded plan are included in "Other non-current assets" in the Consolidated Balance Sheets. The net periodic benefit obligations of both plans was $11.4 million and $11.3 million as of April 1, 2017 and April 2, 2016, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and were measured as of April 1, 2017 and April 2, 2016. The net periodic benefit costs were approximately $0.6 million, $0.8 million and $0.4 million for fiscal years 2017, 2016 and 2015, respectively.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan (the "NDCP"), which was assumed, amended and restated by Qorvo on January 1, 2015 as a result of the Business Combination. The NDCP provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NDCP is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $10.2 million and $6.5 million as of April 1, 2017 and April 2, 2016, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $0.7 million and $0.5 million as of April 1, 2017 and April 2, 2016, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $9.5 million and $6.0 million as of April 1, 2017 and April 2, 2016, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain of its corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The remaining terms of these operating leases range from less than one year to 11 years. Several of these leases have renewal options of up to two, ten-year periods and several also include standard inflation escalation terms. Several of these leases also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of April 1, 2017, the total future minimum lease payments related to facility and equipment operating leases is approximately $63.5 million.

Minimum future lease payments under non-cancelable operating leases as of April 1, 2017, are as follows (in thousands):

Fiscal Year
2018	$13,720
2019	10,802
2020	8,036
2021	7,439
2022	6,193
Thereafter	17,266
Total minimum payment	$63,456

Rent expense under operating leases, including facilities and equipment, was approximately $14.8 million, $14.2 million, and $12.1 million for fiscal years 2017, 2016 and 2015, respectively.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position or results of operations.

11.    RESTRUCTURING

During fiscal years 2017, 2016 and 2015, the Company recorded restructuring expenses (including employee termination benefits, stock-based compensation and ongoing expenses related to exited leased facilities) in "Other operating expense" of approximately $2.1 million, $10.2 million and $12.4 million respectively, primarily as a result of the Business Combination (see Note 6). As of April 1, 2017 and April 2, 2016, restructuring obligations relating to employee termination benefits totaled $1.6 million and are included in “Accrued liabilities” in the Consolidated Balance Sheets. As of April 1, 2017 and April 2, 2016, restructuring obligations relating to lease obligations totaled $2.1 million and $2.5 million, respectively, and are included in "Other long-term liabilities" in the Consolidated Balance Sheets.

12.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2017	2016	2015
United States	$2,439	$(35,923)	$127,281
Foreign	24,866	33,061	(6,040)
Total	$27,305	$(2,862)	$121,241

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Current (expense) benefit:
Federal	$(23,835)	$(4,285)	$(15,862)
State	(476)	(541)	(2,871)
Foreign	(47,579)	(33,346)	(16,175)
	(71,890)	(38,172)	(34,908)
Deferred benefit (expense):
Federal	$2,762	$27,794	$100,884
State (1)	3,659	(31,229)	3,928
Foreign	21,606	15,624	5,158
	28,027	12,189	109,970
Total	$(43,863)	$(25,983)	$75,062

(1) In fiscal 2016, the state deferred tax expense included a $31.0 million income tax expense related to an increase in the valuation allowance for the deferred tax asset related to state net operating losses and tax credits.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2017, 2016 and 2015 is as follows (dollars in thousands):

	Fiscal Year
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$(9,557)	35.00%	$1,002	35.00%	$(42,434)	35.00%
(Increase) decrease resulting from:
State benefit (provision), net of federal (provision) benefit	(662)	2.42	(1,320)	(46.14)	(6,710)	5.53
Tax credits	15,352	(56.22)	15,459	540.21	3,538	(2.92)
Effect of changes in income tax rate applied to net deferred tax assets	1,163	(4.26)	(2,716)	(94.92)	(20)	0.02
Foreign tax rate difference	(11,298)	41.38	4,114	143.77	(13,342)	11.00
Foreign permanent differences	(8,432)	30.88	(1,700)	(59.40)	—	—
Change in valuation allowance	1,363	(4.99)	(25,120)	(877.84)	135,812	(112.02)
Stock-based compensation	(3,228)	11.82	(5,362)	(187.37)	(1,309)	1.08
Tax reserve adjustments	(21,789)	79.80	(8,699)	(303.99)	(3,928)	3.24
Deemed dividend	(6,989)	25.60	(3,984)	(139.21)	(2,751)	2.27
Domestic production activities deduction	—	—	—	—	2,620	(2.16)
Other income tax (expense) benefit	214	(0.79)	2,343	81.89	3,586	(2.95)
	$(43,863)	160.64%	$(25,983)	(908.00)%	$75,062	(61.91)%

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2017	2016
Deferred income tax assets:
Inventory reserve	$15,599	$19,588
Equity compensation	83,333	93,340
Accumulated depreciation/basis difference	—	11,512
Net operating loss carry-forwards	40,575	52,050
Research and other credits	92,793	85,782
Employee benefits	13,247	12,659
Other deferred assets	23,355	19,876
Total deferred income tax assets	268,902	294,807
Valuation allowance	(33,104)	(34,682)
Total deferred income tax assets, net of valuation allowance	$235,798	$260,125

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(258,422)	$(322,578)
Accumulated depreciation/basis difference	(91,337)	(70,140)
Deferred gain	—	(1,227)
Total deferred income tax liabilities	(349,759)	(393,945)
Net deferred income tax liabilities	$(113,961)	$(133,820)

Amounts included in the Consolidated Balance Sheets:
Non-current assets	17,550	18,340
Non-current liabilities	(131,511)	(152,160)

Net deferred income tax liabilities	$(113,961)	$(133,820)

The Company has recorded a $33.1 million and a $34.7 million valuation allowance against the U.S. deferred tax assets and deferred tax assets at foreign subsidiaries as of April 1, 2017 and April 2, 2016, respectively. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. Management reevaluates the ability to realize the benefit of the deferred tax assets of the Company on a quarterly basis.

The valuation allowance against deferred tax assets decreased by $1.6 million in fiscal 2017. The decrease was comprised of a $5.2 million decrease in the valuation allowance for foreign deferred tax assets primarily resulting from the removal of the valuation allowance at a China manufacturing subsidiary as management has determined it is more likely than not that the related deferred tax assets will be realized. This decrease was offset by a $2.8 million increase in the valuation allowance for federal deferred tax assets for foreign tax credits and state deferred tax assets for net operating losses and tax credits and a $0.8 million increase for deferred tax assets for net operating losses at other foreign subsidiaries. At the end of fiscal 2017, a $0.8 million valuation allowance remained against deferred tax assets at other foreign subsidiaries and a $32.3 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized.

During fiscal 2017 the China manufacturing subsidiary, which operates as a cost plus manufacturer for another Qorvo subsidiary, exited its start-up operational phase and generated sufficient income to substantially offset the losses earned in prior years. The balance of the cumulative pre-tax book loss is expected to be offset by income in the first half of fiscal 2018 as production at the assembly and test facility continues to increase as the Company continues to reduce its dependence on outside assembly and test subcontractors. After evaluating the positive and negative evidence, management determined that it was more likely than not that the deferred tax assets of this China

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

manufacturing subsidiary would be realized and a valuation allowance would not be provided as of the end of fiscal 2017.

The valuation allowance against deferred tax assets increased by $20.9 million in fiscal 2016. The increase was comprised of a $20.2 million increase in the valuation allowance for state deferred tax assets for net operating losses and tax credits, a $5.0 million increase in the valuation allowance for foreign net operating loss deferred tax assets, and a $4.3 million decrease in the valuation allowance related to a deferred tax asset recorded in the initial purchase price accounting for the Business Combination. The Business Combination adjustment related to a deferred tax asset which was recorded during fiscal 2015 in the initial purchase price accounting with a full valuation allowance, but which deferred tax asset was determined in fiscal 2016 to not exist as of the acquisition date. Accordingly, in fiscal 2016, that deferred tax asset was removed along with the offsetting deferred tax asset valuation allowance. At the end of fiscal 2016, a $5.2 million valuation allowance remained against foreign deferred tax assets and a $29.5 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized, effectively increasing the domestic net deferred tax liabilities.

During fiscal 2016, North Carolina enacted legislation to reduce the corporate income tax rate from 5% to 4% and phase-in over a three-year period a move to a single sales factor apportionment methodology. In addition, the Company underwent operational changes to leverage existing resources and capabilities of its Singapore subsidiary and consolidate operations and responsibilities associated with its foreign back-end manufacturing operations and foreign customers in that Singapore subsidiary. Together these changes result in a significant decrease in the amount of future taxable income expected to be allocated to North Carolina and other states in which the net operating loss and tax credit carryovers existed. As a result, it was no longer more likely than not that the deferred tax assets related to those state net operating loss and tax credit carryovers for which a valuation allowance was being provided will be used before they expire. The deferred tax asset for foreign net operating losses primarily relates to the China subsidiary which owns the internal assembly and test facility that became operational during fiscal 2016 and had incurred losses since inception.

The valuation allowance against deferred tax assets decreased by $129.5 million in fiscal 2015. The decrease was comprised of $135.7 million related to domestic deferred tax assets for which realization became more likely than not with the increase in domestic deferred tax liabilities related to domestic amortizable intangible assets arising in connection with the Business Combination and other changes in the net deferred tax assets for foreign subsidiaries during the fiscal year, offset by an increase of $6.2 million related to deferred tax assets acquired in the Business Combination that were not more likely than not of being realized. As of the end of fiscal 2015, a $0.2 million valuation allowance remained against foreign deferred tax assets and a $13.6 million valuation allowance remained against domestic deferred tax assets as it was more likely than not that the related deferred tax assets would not be realized, effectively increasing the domestic net deferred tax liabilities.

As of April 1, 2017, the Company had federal loss carryovers of approximately $202.6 million that expire in fiscal years 2020 to 2036 if unused and state losses of approximately $209.3 million that expire in fiscal years 2018 to 2036 if unused. Federal research credits of $104.8 million, federal foreign tax credits of $5.0 million, and state credits of $57.4 million may expire in fiscal years 2018 to 2037, 2018 to 2027, and 2018 to 2032, respectively. Federal alternative minimum tax credits of $3.2 million will carry forward indefinitely. Foreign losses in China of approximately $3.3 million and in the Netherlands of approximately $55.4 million expire in fiscal 2021 and fiscal years 2018 to 2026, respectively. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in the current and prior years. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At April 1, 2017, the Company has not provided U.S. taxes on approximately $993.0 million of undistributed earnings of foreign subsidiaries that have been indefinitely reinvested outside the U.S.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In the Business Combination, the Company acquired foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in March 2024 and December 2021, respectively. In February 2017, Singapore enacted legislation that will exclude from the Company's existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Income tax expense decreased by $2.7 million (approximately $0.02 per basic and diluted share impact) in fiscal 2017 and $8.3 million (approximately $0.06 per basic and diluted share impact) in fiscal 2016 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $90.6 million as of April 1, 2017, $69.1 million as of April 2, 2016, and $59.4 million as of March 28, 2015. Of these amounts, $84.4 million (net of federal benefit of state taxes), $64.2 million (net of federal benefit of state taxes), and $55.0 million (net of federal benefit of state taxes) as of April 1, 2017, April 2, 2016, and March 28, 2015, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of fiscal 2015 through fiscal 2017 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Beginning balance	$69,052	$59,397	$39,423
Additions based on positions related to current year	20,036	9,374	1,246
Additions for tax positions in prior years	1,878	2,723	23,986
Reductions for tax positions in prior years	(29)	(1,973)	(5,258)
Expiration of statute of limitations	(322)	(469)	—
Ending balance	$90,615	$69,052	$59,397

Of the fiscal 2015 additions to tax positions in prior years, $17.1 million was assumed by the Company in the Business Combination and relates to positions taken on tax returns for pre-acquisition periods.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2017, 2016 and 2015, the Company recognized $2.1 million, $1.6 million, and $1.2 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $7.1 million, $5.0 million, and $3.4 million as of April 1, 2017, April 2, 2016 and March 28, 2015, respectively.

The unrecognized tax benefits of $90.6 million and accrued interest and penalties of $7.1 million at the end of fiscal 2017 are recorded on the balance sheet as a $16.6 million long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Within the next 12 months, the Company believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for tax positions taken in prior years where the only uncertainty was related to the timing of the tax deduction.

Income taxes payable of $31.7 million and $29.9 million as of April 1, 2017 and April 2, 2016, respectively, are included in "Other current liabilities" in the Consolidated Balance Sheets.

RFMD's and TriQuint's federal, North Carolina, and California tax returns for fiscal 2014 and calendar 2013, respectively, and subsequent tax years remain open for examination. The federal tax return for the short period ended January 1, 2015 for RFMD is currently under examination by the Internal Revenue Service and the Singapore tax return for calendar year 2012 is currently under examination by the Singapore tax authorities. The Company's China subsidiary in Beijing received notice in April 2017 for an audit of its calendar year 2013 through 2015 tax returns. An examination by the German taxing authorities of the returns for calendar years 2013 through 2015 was completed during fiscal 2017 with minimal adjustments and returns for subsequent fiscal tax years remain open for examination. The other material jurisdiction that is subject to examination by tax authorities is the U.K. (fiscal 2016

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

13.    NET (LOSS) INCOME PER SHARE

Pursuant to the terms of the Merger Agreement, effective January 1, 2015, the Company effected a one-for-four reverse stock split of the Company's issued and outstanding shares of common stock. In accordance with Staff Accounting Bulletin Topic 4.C, all share and per share information contained in the accompanying Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation (included in Item 7 of this report) have been retroactively adjusted to reflect the reverse stock split for all periods presented. See Note 6 for a further discussion of the Business Combination.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	For Fiscal Year
	2017	2016	2015
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(16,558)	$(28,845)	$196,303
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	127,121	141,937	90,477
Effect of dilutive securities:
Stock-based awards	—	—	2,734
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	127,121	141,937	93,211
Basic net (loss) income per share	$(0.13)	$(0.20)	$2.17
Diluted net (loss) income per share	$(0.13)	$(0.20)	$2.11

In the computation of diluted net loss per share for fiscal years 2017 and 2016, approximately 4.8 million shares and 5.0 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal 2015, less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

14.    STOCK-BASED COMPENSATION

Summary of Stock Option Plans

2003 Stock Incentive Plan - RF Micro Devices, Inc.
The 2003 Stock Incentive Plan (the "2003 Plan") was approved by the Company's stockholders on July 22, 2003, and the Company was permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units, under the 2003 Plan. No further awards can be granted under this plan.

2006 Directors’ Stock Option Plan - RF Micro Devices, Inc.
At the Company’s 2006 annual meeting of stockholders, stockholders of the Company adopted the 2006 Directors’ Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 0.3 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, non-employee directors were entitled to receive options to acquire shares of common stock. No further awards can be granted under this plan.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

1996 Stock Incentive Program - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 1996 Stock Incentive Program (the “TriQuint 1996 Stock Incentive Program”), originally adopted by TriQuint. The TriQuint 1996 Stock Incentive Program provided for the grant of incentive and non-qualified stock options to officers, outside directors and other employees of TriQuint or any parent or subsidiary. The TriQuint 1996 Stock Incentive Program was amended in 2002 to provide that options granted thereunder must have an exercise price per share no less than 100% of the fair market value of the share price on the grant date. In 2005, the TriQuint 1996 Stock Incentive Program was further amended to extend the term of the program to 2015 and permit the award of restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units in addition to the grant of stock options. In addition, the amendment provided specific performance criteria that the plan administrator may use to establish performance objectives. The terms of each grant under the TriQuint 1996 Stock Incentive Program could not exceed ten years. No further awards can be granted under this program.

2008 Inducement Award Plan- TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the sponsorship of the TriQuint, Inc. 2008 Inducement Award Plan (the “TriQuint 2008 Inducement Award Plan”), originally adopted by TriQuint. The TriQuint 2008 Inducement Award Plan provided for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock or cash awards to employees of TriQuint or any parent or subsidiary. The options granted thereunder were required to have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the plan could not exceed ten years. No further awards can be granted under this plan.

2009 and 2012 Incentive Plans - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2009 Incentive Plan and TriQuint, Inc. 2012 Incentive Plan (the “TriQuint Incentive Plans”), originally adopted by TriQuint. The TriQuint Incentive Plans provided for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates. The options granted thereunder were required to have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint Incentive Plans could not exceed ten years. No further awards can be granted under these plans.

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012 and assumed by the Company in connection with the Business Combination. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 1, 2017, 3.9 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2017 under the 2012 Plan was 0.2 million shares.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the “TriQuint 2013 Incentive Plan”), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The TriQuint 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the TriQuint 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint 2013 Incentive Plan may not exceed ten years. As of April 1, 2017, 2.9 million shares were available for issuance under the TriQuint 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2017, 2016 or 2015.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 1, 2017, 5.1 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.7 million, 0.4 million and 0.1 million shares under the ESPP in fiscal years 2017, 2016 and 2015, respectively.

For fiscal years 2017, 2016 and 2015, the primary stock-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2017, 2016 and 2015 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics generally during the fiscal year and, if earned, vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one-, two- and three-year performance periods. Under the 2012 Plan for fiscal 2015, stock options granted to non-employee directors (other than initial options, as described below) had an exercise price equal to the fair market value of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. In fiscal 2017, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Company and as a result, these awards are expensed at grant date. In fiscal 2017, stock-based compensation of $21.0 million was recognized upon the grant of 0.4 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $88.8 million for fiscal 2017, net of expense capitalized into inventory. For fiscal years 2016 and 2015, the total pre-tax stock-based compensation expense recognized was $139.5 million and $64.9 million, respectively, net of expense capitalized into inventory.

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 2, 2016	6,134	$18.93
Granted	0	$0.00
Exercised	(1,915)	$16.91
Canceled	(34)	$33.26
Forfeited	(8)	$30.26
Outstanding as of April 1, 2017	4,177	$19.72	4.36	$204,035
Vested and expected to vest as of April 1, 2017	4,176	$19.71	4.36	$204,012
Options exercisable as of April 1, 2017	3,960	$19.00	4.33	$196,233

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $68.56 as of March 31, 2017 (the last business day prior to the fiscal year end on April 1, 2017), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of April 1, 2017, total remaining unearned compensation cost related to unvested option awards was $3.2 million, which will be amortized over the weighted-average remaining service period of approximately 0.8 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2017	2016	2015
Expected volatility	N/A	42.8%	40.6%
Expected dividend yield	N/A	0.0%	0.0%
Expected term (in years)	N/A	5.7	5.6
Risk-free interest rate	N/A	1.6%	1.7%
Weighted-average grant-date fair value of options granted during the period	N/A	$32.62	$22.49

The total intrinsic value of options exercised during fiscal 2017, was $81.0 million. For fiscal years 2016 and 2015, the total intrinsic value of options exercised was $74.9 million and $83.7 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $58.0 million for fiscal 2017 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

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

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at April 2, 2016	2,095	$47.09
Granted	1,223	52.80
Vested	(857)	37.59
Forfeited	(86)	53.10
Balance at April 1, 2017	2,375	$53.00

As of April 1, 2017, total remaining unearned compensation cost related to unvested restricted stock units was $67.3 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total fair value of restricted stock units that vested during fiscal 2017 was $46.1 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2016 and 2015, the total fair value of restricted stock units that vested was $60.2 million and $93.5 million, respectively.

15.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On February 5, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On August 11, 2015, the Company announced completion of this program.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On August 11, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $400.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. On September 10, 2015, the Company announced the completion of this program.

On November 5, 2015, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock through November 4, 2016. On February 16, 2016, as part of the $1.0 billion share repurchase program, the Company entered into variable maturity accelerated share repurchase ("ASR") agreements (a $250.0 million collared agreement and a $250.0 million uncollared agreement) with Bank of America, N.A.  For the upfront payment of $500.0 million, the Company received 3.1 million shares of its common stock under the collared agreement (representing 50% of the shares the Company would have repurchased assuming an average share price of $40.78) and 4.9 million shares of the Company's common stock under the uncollared agreement (representing 80% of the shares the Company would have repurchased assuming an average share price of $40.78).  On March 10, 2016, the Company received an additional 2.0 million shares of its common stock under the collared agreement. Final settlements of the ASR agreements were completed during the first quarter of fiscal 2017 with 0.4 million shares received resulting in a total of 10.4 million shares of the Company's common stock repurchased under the ASR agreements. The shares were retired in the periods they were delivered, and the upfront payment was accounted for as a reduction to stockholders' equity in the Consolidated Balance Sheet in the period the payment was made. The Company reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share.

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. This new program includes approximately $150.0 million authorized on the $1.0 billion repurchase program that expired November 4, 2016.

The Company repurchased 4.1 million shares (inclusive of the 0.4 million shares received under the ASR agreement), 24.3 million shares (inclusive of 10.0 million shares received under the ASR agreement) and 0.8 million shares of its common stock during fiscal years 2017, 2016 and 2015, respectively, at an aggregate cost of $209.4 million, $1,300.0 million and $50.9 million, respectively, in accordance with the share repurchase programs described above. As of April 1, 2017, $382.0 million remains available for future repurchases under our current share repurchase program.

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

Common Stock Reserved For Future Issuance

At April 1, 2017, the Company had reserved a total of approximately 18.7 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	4,177
Possible future issuance under Company stock incentive plans	6,989
Employee stock purchase plan	5,135
Restricted stock-based units granted	2,375
Total shares reserved	18,676

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating segments as of April 1, 2017 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP supplies cellular RF and WiFi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the IoT. Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based, distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented, primarily in the downlink, to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of BAW and SAW filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, WiFi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and smart home solutions. IDP products include high power GaAs and GaN PAs, LNAs, switches, CMOS SoC solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, intellectual property rights ("IPR") litigation settlement (costs), restructuring and disposal costs, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2017	2016	2015
Revenue:
MP	$2,384,041	$2,083,334	$1,395,035
IDP	644,653	523,512	313,274
All other (1)	3,880	3,880	2,657
Total revenue	$3,032,574	$2,610,726	$1,710,966
Income from operations:
MP	$554,001	$591,751	$404,382
IDP	152,539	108,370	72,262
All other	(618,481)	(688,153)	(354,178)
Income from operations	$88,059	$11,968	$122,466
Interest expense	$(58,879)	$(23,316)	$(1,421)
Interest income	1,212	2,068	450
Other (expense) income	(3,087)	6,418	(254)
Income (loss) before income taxes	$27,305	$(2,862)	$121,241

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Fiscal Year
	2017	2016	2015
Reconciliation of “All other” category:
Stock-based compensation expense	$(88,845)	$(139,516)	$(64,941)
Amortization of intangible assets	(494,387)	(494,589)	(142,749)
Acquired inventory step-up and revaluation	(1,517)	—	(72,850)
Acquisition and integration related costs	(25,391)	(26,503)	(41,539)
Restructuring and disposal costs	(1,696)	(4,235)	(14,175)
IPR litigation settlement (costs)	4,337	(1,205)	(8,263)
Start-up costs	(9,694)	(14,110)	(1,698)
Other expenses (including (gain) loss on assets and other miscellaneous corporate overhead)	(1,288)	(7,995)	(7,963)
Loss from operations for “All other”	$(618,481)	$(688,153)	$(354,178)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Revenue:
United States	$467,031	$306,328	$315,775
International	2,565,543	2,304,398	1,395,191

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2017	2016	2015
Revenue:
United States	15%	12%	18%
Asia	81	83	75
Europe	3	4	6
Other	1	1	1

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2017, approximately 62% ($1,866.0 million) was from customers in China and 13% ($398.4 million) from customers in Taiwan. Of the Company’s total revenue for fiscal years 2016 and 2015, approximately 61% ($1,601.0 million) and 49% ($841.0 million), respectively, was from customers in China and 14% ($365.1 million) and 19% ($332.5 million), respectively, was from customers in Taiwan.

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	April 1, 2017	April 2, 2016	March 28, 2015
Long-lived tangible assets:
United States	$1,082,754	$816,882	$697,305
China	244,728	183,836	126,509
Other countries	64,450	46,170	59,557

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the indenture dated as of November 19, 2015, governing the Company's $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025, certain of the Company's subsidiaries have guaranteed the Company's obligations under these Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the indenture;

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate intercompany profit in inventory, (c) eliminate the investments in the Company’s subsidiaries and (d) record consolidating entries; and

(v)	The Company, on a consolidated basis.

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive (loss) income, and cash flows, had the Parent Company, guarantor or non-guarantor subsidiaries operated as independent entities.

The Company has made certain immaterial corrections to the prior period Condensed Consolidating Balance Sheet and Statement of Operations and Comprehensive (Loss) Income. An adjustment to goodwill between the guarantor and non-guarantor subsidiaries of $750.2 million has been presented within the Condensed Consolidating Balance Sheet as of April 2, 2016 to properly reflect the pushdown of goodwill to the non-guarantor subsidiaries. An adjustment to investment in subsidiaries for the guarantor subsidiaries of $942.5 million has been presented within the Condensed

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheet as of April 2, 2016 and an adjustment to income (loss) in subsidiaries and net income (loss)of $13.6 million and $(1.3) million has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the years ended April 2, 2016 and March 28, 2015, respectively, to properly reflect the equity method accounting for the guarantor subsidiaries’ ownership interests in non-guarantor subsidiaries.

These immaterial corrections relate solely to presentation between the Company and its subsidiaries and only impact the financial statements included in this footnote.  These corrections do not affect the Company’s consolidated financial statements.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Balance Sheet
	April 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$226,186	$319,277	$—	$545,463
Accounts receivable, less allowance	—	57,874	300,074	—	357,948
Intercompany accounts and note receivable	—	392,075	36,603	(428,678)	—
Inventories	—	131,225	322,559	(23,330)	430,454
Prepaid expenses	—	29,032	7,197	—	36,229
Other receivables	—	7,239	58,008	—	65,247
Other current assets	—	25,534	730	—	26,264
Total current assets	—	869,165	1,044,448	(452,008)	1,461,605
Property and equipment, net	—	1,078,761	314,910	(1,739)	1,391,932
Goodwill	—	1,121,941	1,051,973	—	2,173,914
Intangible assets, net	—	599,618	800,945	—	1,400,563
Long-term investments	—	25,971	9,523	—	35,494
Long-term intercompany accounts and notes receivable	—	447,613	138,398	(586,011)	—
Investment in subsidiaries	6,142,568	2,596,172	—	(8,738,740)	—
Other non-current assets	820	33,249	24,746	—	58,815
Total assets	$6,143,388	$6,772,490	$3,384,943	$(9,778,498)	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$111,799	$104,447	$—	$216,246
Intercompany accounts and notes payable	—	36,603	392,075	(428,678)	—
Accrued liabilities	23,150	111,700	35,734	—	170,584
Other current liabilities	—	55	31,943	—	31,998
Total current liabilities	23,150	260,157	564,199	(428,678)	418,828
Long-term debt	989,154	—	—	—	989,154
Deferred tax liabilities	(83,333)	171,284	43,560	—	131,511
Long-term intercompany accounts and notes payable	317,695	138,398	129,918	(586,011)	—
Other long-term liabilities	—	35,014	51,094	—	86,108
Total liabilities	1,246,666	604,853	788,771	(1,014,689)	1,625,601
Total stockholders’ equity	4,896,722	6,167,637	2,596,172	(8,763,809)	4,896,722
Total liabilities and stockholders’ equity	$6,143,388	$6,772,490	$3,384,943	$(9,778,498)	$6,522,323

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Balance Sheet
	April 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,633	$205,248	$—	$425,881
Short-term investments	—	186,808	—	—	186,808
Accounts receivable, less allowance	—	203,488	112,868	—	316,356
Intercompany accounts and notes receivable	—	532,508	404,330	(936,838)	—
Inventories	—	186,627	325,346	(84,422)	427,551
Prepaid expenses	—	56,151	7,699	—	63,850
Other receivables	—	37,033	10,347	—	47,380
Other current assets	—	40,866	518	—	41,384
Total current assets	—	1,464,114	1,066,356	(1,021,260)	1,509,210
Property and equipment, net	—	807,586	239,495	(193)	1,046,888
Goodwill	—	1,118,642	1,017,055	—	2,135,697
Intangible assets, net	—	786,314	1,026,201	—	1,812,515
Long-term investments	—	26,050	—	—	26,050
Long-term intercompany accounts and notes receivable	—	564,397	267,823	(832,220)	—
Investment in subsidiaries	6,151,120	2,588,302	—	(8,739,422)	—
Other non-current assets	1,091	39,478	25,890	—	66,459
Total assets	$6,152,211	$7,394,883	$3,642,820	$(10,593,095)	$6,596,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$141,792	$66,508	$(2,936)	$205,364
Intercompany accounts and notes payable	—	404,330	532,508	(936,838)	—
Accrued liabilities	25,445	93,609	18,835	—	137,889
Other current liabilities	—	20,122	10,426	—	30,548
Total current liabilities	25,445	659,853	628,277	(939,774)	373,801
Long-term debt	988,130	—	—	—	988,130
Deferred tax liabilities	(93,340)	195,462	50,038	—	152,160
Long-term intercompany accounts and notes payable	232,303	267,823	332,094	(832,220)	—
Other long-term liabilities	—	39,288	43,768	—	83,056
Total liabilities	1,152,538	1,162,426	1,054,177	(1,771,994)	1,597,147
Total stockholders’ equity	4,999,673	6,232,457	2,588,643	(8,821,101)	4,999,672
Total liabilities and stockholders’ equity	$6,152,211	$7,394,883	$3,642,820	$(10,593,095)	$6,596,819

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,316,576	$2,918,865	$(1,202,867)	3,032,574
Cost of goods sold	—	979,190	2,023,715	(1,105,843)	1,897,062
Gross profit	—	337,386	895,150	(97,024)	1,135,512
Operating expenses:
Research and development	35,379	40,918	416,869	(22,330)	470,836
Selling, general and administrative	53,465	253,531	370,812	(132,220)	545,588
Other operating expense	—	16,065	8,409	6,555	31,029
Total operating expenses	88,844	310,514	796,090	(147,995)	1,047,453
Income (loss) from operations	(88,844)	26,872	99,060	50,971	88,059
Interest expense	(57,344)	(2,619)	(3,129)	4,213	(58,879)
Interest income	—	4,457	759	(4,004)	1,212
Other (expense) income	—	426	(1,999)	(1,514)	(3,087)
Income (loss) before income taxes	(146,188)	29,136	94,691	49,666	27,305
Income tax (expense) benefit	46,003	(63,893)	(25,973)	—	(43,863)
Income in subsidiaries	83,627	68,718	—	(152,345)	—
Net (loss) income	$(16,558)	$33,961	$68,718	$(102,679)	$(16,558)

Comprehensive (loss) income	$(17,731)	$34,014	$67,492	$(101,506)	$(17,731)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,212,062	$2,762,150	$(2,363,486)	2,610,726
Cost of goods sold	—	1,778,336	2,060,702	(2,277,865)	1,561,173
Gross profit	—	433,726	701,448	(85,621)	1,049,553
Operating expenses:
Research and development	67,158	106,560	304,219	(29,174)	448,763
Selling, general and administrative	72,358	151,814	360,593	(50,666)	534,099
Other operating expense	—	50,928	2,447	1,348	54,723
Total operating expenses	139,516	309,302	667,259	(78,492)	1,037,585
Income (loss) from operations	(139,516)	124,424	34,189	(7,129)	11,968
Interest expense	(21,895)	(2,419)	(3,029)	4,027	(23,316)
Interest income	—	2,650	3,003	(3,585)	2,068
Other income (expense)	—	5,467	(298)	1,249	6,418
(Loss) income before income taxes	(161,411)	130,122	33,865	(5,438)	(2,862)
Income tax (expense) benefit	44,014	(49,751)	(20,246)	—	(25,983)
Income in subsidiaries	88,552	13,619	—	(102,171)	—
Net (loss) income	$(28,845)	$93,990	$13,619	$(107,609)	$(28,845)

Comprehensive (loss) income	$(31,854)	$89,738	$14,862	$(104,600)	$(31,854)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
	Fiscal Year 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,523,495	$1,408,913	$(2,221,442)	1,710,966
Cost of goods sold	—	1,910,297	1,260,814	(2,149,453)	1,021,658
Gross profit	—	613,198	148,099	(71,989)	689,308
Operating expenses:
Research and development	18,335	202,337	45,751	(8,929)	257,494
Selling, general and administrative	23,776	160,538	90,055	(24,483)	249,886
Other operating expense	—	55,774	3,475	213	59,462
Total operating expenses	42,111	418,649	139,281	(33,199)	566,842
Income (loss) from operations	(42,111)	194,549	8,818	(38,790)	122,466
Interest expense	—	(2,770)	(1,583)	2,932	(1,421)
Interest income	—	1,009	2,281	(2,840)	450
Other (expense) income	—	(906)	694	(42)	(254)
Income (loss) before income taxes	(42,111)	191,882	10,210	(38,740)	121,241
Income tax benefit (expense)	13,350	73,268	(11,556)	—	75,062
Income (loss) in subsidiaries	35,243	(1,346)	—	(33,894)	—
Net income (loss)	$6,482	$263,804	$(1,346)	$(72,634)	$196,303

Comprehensive income (loss)	$6,482	$267,724	$(4,605)	$(72,637)	$196,964

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$165,660	$175,988	$435,172	$—	$776,820
Investing activities:
Purchase of available-for-sale securities	—	(469)	—	—	(469)
Proceeds from maturities of available-for-sale securities	—	186,793	—	—	186,793
Purchase of a business, net of cash acquired	—	—	(118,133)	—	(118,133)
Purchase of property and equipment	—	(424,175)	(128,527)	—	(552,702)
Other investing activities	—	3,924	(9,900)	—	(5,976)
Net transactions with related parties	—	61,891	—	(61,891)	—
Net cash used in investing activities	—	(172,036)	(256,560)	(61,891)	(490,487)
Financing activities:
Excess tax benefit from exercises of stock options	65	—	—	—	65
Proceeds from the issuance of common stock	59,148	—	—	—	59,148
Repurchase of common stock, including transaction costs	(209,357)	—	—	—	(209,357)
Tax withholding paid on behalf of employees for restricted stock units	(15,516)	—	—	—	(15,516)
Other financing activities	—	14	—	—	14
Net transactions with related parties	—	1,587	(63,478)	61,891	—
Net cash (used in) provided by financing activities	(165,660)	1,601	(63,478)	61,891	(165,646)
Effect of exchange rate changes on cash	—	—	(1,105)	—	(1,105)
Net increase (decrease) in cash and cash equivalents	—	5,553	114,029	—	119,582
Cash and cash equivalents at the beginning of the period	—	220,633	205,248	—	425,881
Cash and cash equivalents at the end of the period	$—	$226,186	$319,277	$—	$545,463

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$282,955	$273,171	$131,801	$—	$687,927
Investing activities:
Purchase of available-for-sale securities	—	(340,527)	—	—	(340,527)
Proceeds from maturities and sales of available-for-sale securities	—	390,009	—	—	390,009
Purchase of property and equipment	—	(244,817)	(70,807)	—	(315,624)
Other investing activities	—	(12,830)	258	—	(12,572)
Net cash used in investing activities	—	(208,165)	(70,549)	—	(278,714)
Financing activities:
Proceeds from debt issuances	1,175,000	—	—	—	1,175,000
Payment of debt	(175,000)	—	—	—	(175,000)
Excess tax benefit from exercises of stock options	935	—	—	—	935
Debt issuance costs	(13,588)	—	—	—	(13,588)
Proceeds from the issuance of common stock	51,875	—	—	—	51,875
Repurchase of common stock, including transaction costs	(1,300,009)	—	—	—	(1,300,009)
Tax withholding paid on behalf of employees for restricted stock units	(22,168)	—	—	—	(22,168)
Other financing activities	—	103	—	—	103
Net transactions with related parties	—	1,192	(1,192)	—	—
Net cash (used in) provided by financing activities	(282,955)	1,295	(1,192)	—	(282,852)
Effect of exchange rate changes on cash	—	—	(294)	—	(294)
Net increase in cash and cash equivalents	—	66,301	59,766	—	126,067
Cash and cash equivalents at the beginning of the period	—	154,332	145,482	—	299,814
Cash and cash equivalents at the end of the period	$—	$220,633	$205,248	$—	$425,881

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statements of Cash Flows
	Fiscal Year 2015
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25,059	$187,786	$92,779	$—	$305,624
Investing activities:
Purchase of available-for-sale securities	—	(370,734)	(17,000)	—	(387,734)
Proceeds from maturities of available-for-sale securities	—	234,185	27,000	—	261,185
Purchase of business, net of cash acquired	—	165,665	58,659	—	224,324
Purchase of property and equipment	—	(116,868)	(52,994)	—	(169,862)
Other investing	—	8,489	(344)	—	8,145
Net cash (used in) provided by investing activities	—	(79,263)	15,321	—	(63,942)
Financing activities:
Payment of debt	—	(87,503)	—	—	(87,503)
Excess tax benefit from exercises of stock options	13,993	—	—	—	13,993
Debt issuance cost	—	(36)	—	—	(36)
Proceeds from the issuance of common stock	46,072	—	—	—	46,072
Repurchase of common stock, including transaction costs	(50,874)	—	—	—	(50,874)
Tax withholding paid on behalf of employees for restricted stock units	(34,250)	—	—	—	(34,250)
Other financing	—	(300)	—	—	(300)
Net transactions with related parties	—	1,376	(1,376)	—	—
Net cash used in financing activities	(25,059)	(86,463)	(1,376)	—	(112,898)
Effect of exchange rate changes on cash	—	—	(868)	—	(868)
Net increase in cash and cash equivalents	—	22,060	105,856	—	127,916
Cash and cash equivalents at the beginning of the period	—	132,272	39,626	—	171,898
Cash and cash equivalents at the end of the period	$—	$154,332	$145,482	$—	$299,814

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2017 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$698,537		$864,698		$826,347		$642,992
Gross profit	276,475		316,799		310,642		231,596
Net (loss) income	(5,675)	(1),(2),(3)	11,847	(1),(2),(3)	(78,638)	(1),(2),(3),(4)	55,908	(1),(2),(3),(5)
Net (loss) income per share:
Basic	$(0.04)		$0.09		$(0.62)		$0.44
Diluted	$(0.04)		$0.09		$(0.62)		$0.43

Fiscal 2016 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$673,641		$708,335		$620,681		$608,069
Gross profit	279,517		284,848		230,988		254,200
Net income (loss)	2,036	(1),(2)	4,448	(1),(2),(6)	(11,127)	(1),(2),(3)	(24,202)	(1),(2),(3),(7)
Net income (loss) per share:
Basic	$0.01		$0.03		$(0.08)		$(0.18)
Diluted	$0.01		$0.03		$(0.08)		$(0.18)

1. The Company recorded integration related expenses of $5.3 million, $5.0 million, $3.9 million and $2.7 million in the first, second, third and fourth quarters of fiscal 2017, respectively, associated with the Business Combination. The Company recorded integration related expenses of $10.4 million, $5.6 million, $5.0 million, and $5.5 million in the first, second, third and fourth quarters of fiscal 2016, respectively, associated with the Business Combination (Note 6).
2. The Company recorded restructuring expenses of $0.8 million, $0.5 million, $0.4 million, and $0.4 million in the first, second, third and fourth quarters of fiscal 2017, respectively. The Company recorded restructuring expenses of $2.9 million, $3.8 million, $3.0 million, and $0.5 million in the first, second, third and fourth quarters of fiscal 2016 (Note 11).
3. In the third quarter of fiscal 2016, the Company issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025. The Company recorded interest expense of $14.5 million, $14.9 million, $13.8 million and $13.1 million (net of capitalized interest) in the first, second, third, and fourth quarters of fiscal 2017, respectively. The Company recorded interest expense of $6.7 million and $13.9 million (net of capitalized interest), in the third and fourth quarters of fiscal 2016, respectively (Note 8).
4. Income tax expense of $123.2 million for the third quarter of fiscal 2017, relates primarily to the timing of income and loss recognition in the various tax jurisdictions for the quarter (Note 12).
5. Income tax benefit of $93.2 million for the fourth quarter of fiscal 2017, relates primarily to the timing of income and loss recognition in the various tax jurisdictions for the quarter (Note 12).
6. Income tax expense of $13.8 million for the second quarter of fiscal 2016, includes a discrete period expense of $4.6 million related to reductions to state deferred tax assets (Note 12).
7. Income tax expense of $21.5 million for the fourth quarter of fiscal 2016, includes a discrete period expense of $16.3 million related to increases in the valuation allowance for state net operating loss and state credit deferred tax assets (Note 12).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2017 contained a comparable number of weeks (13 weeks). Fiscal year 2016 was a 53-week fiscal year, with the second quarter of fiscal 2016 having an extra week (14 weeks).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qorvo, Inc.:

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qorvo, Inc. and subsidiaries as of April 1, 2017 and April 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qorvo, Inc.’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Greensboro, North Carolina
May 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qorvo, Inc.:

We have audited Qorvo, Inc.’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qorvo, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Qorvo, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qorvo, Inc. and subsidiaries as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2017 and our report dated May 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina
May 23, 2017

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

As of the end of the period covered by this annual report, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Remediation of material weakness

As of April 1, 2017, management assessed and concluded that the previously reported material weakness related to accounting for income taxes has been remediated.

During fiscal 2017, we implemented a plan to remediate the material weakness that existed in accounting for income taxes as of April 2, 2016. Our remediation plan was subject to ongoing senior management review, as well as Audit Committee oversight. As part of such plan, we undertook the following actions:

•	We hired additional experienced tax personnel with specific tax and tax accounting expertise to fill the open positions in our tax organization.

•
With the assistance of a qualified outside party, we completed a comprehensive review and assessment of our internal controls over accounting for income taxes and the tax provision process. Based on that review and assessment, we redesigned and enhanced our controls and procedures to improve the effectiveness of the internal controls related to accounting for income taxes.

•	We implemented a single tax provision model in connection with the implementation of a single integrated ERP system.

The Company believes that the remediation steps completed during fiscal 2017 significantly improved our internal control over the accounting for income taxes and the material weakness in our internal control over financial reporting as of April 2, 2016 has been fully remediated as of the date of this Annual Report on Form 10-K.

(c) Management's assessment of internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of April 1, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of April 1, 2017, based on the criteria in the Internal Control-Integrated Framework issued by the COSO.

KPMG LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K under Item 8.

(d) Changes in internal control over financial reporting

Except for the remediation of the material weakness described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of April 1, 2017 and April 2, 2016.

ii.	Consolidated Statements of Operations for fiscal years 2017, 2016 and 2015.

iii. Consolidated Statements of Comprehensive (Loss) Income for fiscal years 2017, 2016 and 2015.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2017, 2016 and 2015.

v.	Consolidated Statements of Cash Flows for fiscal years 2017, 2016 and 2015.

vi.	Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qorvo, Inc.

Date:	May 23, 2017	/s/ Robert A. Bruggeworth
By: Robert A. Bruggeworth
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Bruggeworth and Mark J. Murphy and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2017.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark J. Murphy	Name:	Mark J. Murphy
	Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ Charles Scott Gibson	Name:	Charles Scott Gibson
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director

EXHIBIT INDEX
Exhibit No.	Description
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

10.1	Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc., and as further amended, effective February 8, 2017)*
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

10.11	Qorvo, Inc. 2015 Inducement Stock Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*
10.12	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)*
10.13	Qorvo, Inc. Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2015)*
10.14	Qorvo, Inc. Director Compensation Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*
10.15
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.16
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.17
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))*

10.18
Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc. (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q/A filed with the SEC on January 3, 2013 (File No. 000-22511))

10.19
Credit Agreement, dated as of April 7, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2015)

10.20
First Amendment to Credit Agreement, dated as of June 5, 2015, by and between Qorvo, Inc., certain of its material domestic subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.21
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.22
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.23
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.24
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

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

10.27
Accelerated Share Repurchase Agreement (uncollared), dated February 16, 2016, between Qorvo, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016) +

10.28
Accelerated Share Repurchase Agreement (collared), dated February 16, 2016, between Qorvo, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016) +

10.29	Qorvo, Inc. Director Compensation Program, effective August 10, 2015 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*
10.30
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.31
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.32
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.33
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.34
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSU) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.35
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)*

10.36
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.37
Severance Agreement and Release of All Claims between Steven J. Buhaly and Qorvo US, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.38
Consulting Agreement by and between Qorvo US, Inc. and Steven J. Buhaly (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.39	Qorvo, Inc. Director Compensation Program, effective August 3, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*
21	Subsidiaries of Qorvo, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 1, 2017 and April 2, 2016, (ii) the Consolidated Statements of Operations for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, (iii) the Consolidated Statements of Stockholders' Equity for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2017, April 2, 2016, and March 28, 2015, and (v) the Notes to the Consolidated Financial Statements.

_________

+
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801. The SEC file number for RFMD is 000-22511.