Form 10-Q
period 2017-07-01
Qorvo, Inc.
filed 2017-08-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 26, 2017, there were 127,267,751 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 1, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents (Note 8)	$512,631	$545,463
Accounts receivable, less allowance of $60 and $58 as of July 1, 2017 and April 1, 2017, respectively	373,711	357,948
Inventories (Note 4)	470,880	430,454
Prepaid expenses	36,444	36,229
Other receivables	41,742	65,247
Other current assets	31,808	26,264
Total current assets	1,467,216	1,461,605
Property and equipment, net of accumulated depreciation of $1,020,744 at July 1, 2017 and $981,328 at April 1, 2017	1,440,105	1,391,932
Goodwill	2,173,889	2,173,914
Intangible assets, net (Note 5)	1,265,876	1,400,563
Long-term investments (Note 8)	36,248	35,494
Other non-current assets	59,362	58,815
Total assets	$6,442,696	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,033	$216,246
Accrued liabilities	130,839	170,584
Other current liabilities	16,046	31,998
Total current liabilities	361,918	418,828
Long-term debt (Note 6)	989,420	989,154
Deferred tax liabilities (Note 7)	89,279	131,511
Other long-term liabilities	89,398	86,108
Total liabilities	1,530,015	1,625,601
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 127,225 and 126,464 shares issued and outstanding at July 1, 2017 and April 1, 2017, respectively	5,365,373	5,357,394
Accumulated other comprehensive loss, net of tax	(3,587)	(4,306)
Accumulated deficit	(449,105)	(456,366)
Total stockholders’ equity	4,912,681	4,896,722
Total liabilities and stockholders’ equity	$6,442,696	$6,522,323
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Revenue	$640,831	$698,537
Cost of goods sold	404,454	422,062
Gross profit	236,377	276,475
Operating expenses:
Research and development	116,499	117,137
Selling, general and administrative	139,431	143,595
Other operating expense	8,276	10,002
Total operating expenses	264,206	270,734
(Loss) income from operations	(27,829)	5,741
Interest expense (Note 6)	(12,271)	(15,187)
Interest income	766	278
Other expense	(934)	(500)

Loss before income taxes	(40,268)	(9,668)

Income tax benefit (Note 7)	9,644	3,993
Net loss	$(30,624)	$(5,675)

Net loss per share (Note 3):
Basic	$(0.24)	$(0.04)
Diluted	$(0.24)	$(0.04)

Weighted average shares of common stock outstanding (Note 3):
Basic	126,961	127,541
Diluted	126,961	127,541

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net loss	$(30,624)	$(5,675)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	61	72
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	616	(1,111)
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	42	31
Other comprehensive income (loss)	719	(1,008)
Total comprehensive loss	$(29,905)	$(6,683)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net loss	$(30,624)	$(5,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	42,827	46,352
Amortization and other non-cash items	134,390	119,735
Deferred income taxes	(4,728)	2,509
Foreign currency adjustments	2,477	(1,645)
(Gain) loss on investments and other assets, net	(763)	168
Stock-based compensation expense	21,126	30,594
Changes in operating assets and liabilities:
Accounts receivable, net	(15,901)	(79,501)
Inventories	(40,036)	(30,270)
Prepaid expenses and other current and non-current assets	16,748	(28,578)
Accounts payable and accrued liabilities	(7,363)	23,010
Income tax (recoverable) / payable	(16,028)	(17,459)
Other liabilities	1,511	149
Net cash provided by operating activities	103,636	59,389
Investing activities:
Purchase of property and equipment	(124,428)	(130,440)
Purchase of a business, net of cash acquired	—	(117,498)
Proceeds from maturities and sales of available-for-sale securities	—	172,920
Other investing activities	7,036	17
Net cash used in investing activities	(117,392)	(75,001)
Financing activities:
Proceeds from the issuance of common stock	20,526	25,962
Repurchase of common stock, including transaction costs	(31,925)	—
Tax withholding paid on behalf of employees for restricted stock units	(8,404)	(2,810)
Other financing activities	(23)	2
Net cash (used in) provided by financing activities	(19,826)	23,154

Effect of exchange rate changes on cash	750	(389)
Net (decrease) increase in cash and cash equivalents	(32,832)	7,153
Cash and cash equivalents at the beginning of the period	545,463	425,881
Cash and cash equivalents at the end of the period	$512,631	$433,034
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$47,206	$29,885
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2017 financial statements have been reclassified to conform with the fiscal 2018 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal years 2018 and 2017 are 52-week years.

2.    CHANGE IN ESTIMATE

During the first quarter of fiscal 2018, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its implementation of several capital projects, including the migration of certain surface acoustic wave ("SAW") processes from 4-inch to 6-inch toolsets and certain bulk acoustic wave ("BAW") processes from 6-inch to 8-inch toolsets. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $14.2 million for the three months ended July 1, 2017. This benefit increased income from operations by $2.2 million and decreased ending inventory by $12.0 million as of July 1, 2017. Net income increased by $1.5 million and diluted earnings per share increased by $0.01 for the three months ended July 1, 2017 as a result of this change in accounting estimate.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	July 1, 2017	July 2, 2016
Numerator:
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(30,624)	$(5,675)
Denominator:
Denominator for basic net loss per share — weighted average shares	126,961	127,541
Effect of dilutive securities:
Stock-based awards	—	—
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	126,961	127,541
Basic net loss per share	$(0.24)	$(0.04)
Diluted net loss per share	$(0.24)	$(0.04)

In the computation of diluted net loss per share for the three months ended July 1, 2017, approximately 4.4 million outstanding shares were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended July 2, 2016, approximately 5.1 million outstanding shares were excluded because the effect of their inclusion would have been anti-dilutive.

4. INVENTORIES
Inventories are stated at the lower of cost or net realizable value based on standard costs which approximates actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	July 1, 2017	April 1, 2017
Raw materials	$111,640	$92,282
Work in process	227,133	198,339
Finished goods	132,107	139,833
Total inventories	$470,880	$430,454

5. INTANGIBLE ASSETS
The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles assets (in thousands):

	July 1, 2017		April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Customer relationships	$1,272,725	$726,560	$1,272,725	$656,688
Developed technology	1,246,335	543,484	1,209,335	481,441
Backlog	65,000	65,000	65,000	65,000
Trade names	29,363	24,380	29,353	21,912
Wafer supply agreement	20,443	20,443	20,443	20,443
Technology licenses	13,369	11,919	13,346	11,711
Non-compete agreement	1,026	599	1,026	470
IPRD	10,000	N/A	47,000	N/A
Total	$2,658,261	$1,392,385	$2,658,228	$1,257,665

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the first quarter of fiscal 2018, $37.0 million of in-process research and development assets were completed, transferred to finite-lived intangible assets and are being amortized over their useful lives of 4 years.

Total intangible assets amortization expense was $134.7 million and $119.4 million for the three months ended July 1, 2017 and July 2, 2016, respectively.

6. DEBT

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. During the three months ended July 1, 2017, the Company recognized $17.3 million of interest expense related to the Notes which was offset by $5.6 million of interest capitalized to property and equipment. During the three months ended July 2, 2016, the Company recognized $17.5 million of interest expense related to the Notes, which was offset by $3.0 million of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year. Interest paid on the Notes during the three months ended July 1, 2017 and July 2, 2016 was $34.4 million and $36.7 million, respectively.

The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of July 1, 2017 of $495.6 million and $625.6 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $489.4 million and $607.8 million, respectively, as of April 1, 2017, based upon the values of their last trade at the end of the period.

Credit Agreement
On April 7, 2015, the Company and certain of its material domestic subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the three months ended July 1, 2017, there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of July 1, 2017 and April 1, 2017.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. The Company must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. As of July 1, 2017, the Company was in compliance with all of these covenants.

The Credit Agreement also contains customary events of default, and the occurrence of an event of default will increase the applicable rate of interest by 2.00% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of April 7, 2020 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made).

7. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended July 1, 2017 and July 2, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended July 1, 2017 and July 2, 2016.

The Company’s income tax benefit was $9.6 million and $4.0 million for the three months ended July 1, 2017 and July 2, 2016, respectively. The Company’s effective tax rate was 23.9% for the three months ended July 1, 2017 and 41.3% for the three months ended July 2, 2016. The Company's effective tax rate for the first quarter of fiscal 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, a discrete tax benefit for excess stock compensation deductions in accordance with the new guidance for accounting for employee share-based payments (ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting") and a discrete tax expense associated with intra-entity transfers in accordance with the new guidance for the intra-entity transfer of assets other than inventory (ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory"). The Company's effective tax rate for the first quarter of fiscal 2017 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and changes in unrecognized tax benefits.

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has increased the deferred tax assets for both the domestic federal and state tax net operating loss (“NOLs”) carry-forwards by $36.7 million relating to the adoption of new accounting guidance for stock compensation (ASU 2016-09).

The Company has domestic federal and state tax NOLs carry-forwards that expire in fiscal years 2020 to 2036 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $90.6 million as of the end of fiscal 2017 to $94.3 million as of the end of the first quarter of fiscal 2018, due to a $3.7 million increase related to tax positions taken with respect to the current fiscal year.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of July 1, 2017 and April 1, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
July 1, 2017
Auction rate securities	$2,150	$—	$(335)	$1,815
Money market funds	24	—	—	24
	$2,174	$—	$(335)	$1,839
April 1, 2017
Auction rate securities	$2,150	$—	$(429)	$1,721
Money market funds	14	—	—	14
	$2,164	$—	$(429)	$1,735

The estimated fair value of available-for-sale securities was based on the prevailing market values on July 1, 2017 and April 1, 2017. The Company determines the cost of an investment sold based on the specific identification method.

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	July 1, 2017		April 1, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$24	$24	$14	$14
Due after ten years	2,150	1,815	2,150	1,721
Total investments in debt securities	$2,174	$1,839	$2,164	$1,735

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited (Cavendish), a private limited company incorporated in England and Wales. As of July 1, 2017, this investment is accounted for as a cost method investment and classified in "Long-term investments" in the Condensed Consolidated Balance Sheets. See Note 13 for subsequent event disclosure related to this investment.

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of July 1, 2017 and April 1, 2017 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
July 1, 2017
Assets
Cash and cash equivalents:
Money market funds	$24	$24	$—
Total cash and cash equivalents	24	24	—
Available-for-sale securities:
Auction rate securities ("ARS") (1)	1,815	—	1,815
Total available-for-sale securities	1,815	—	1,815
Invested funds in deferred compensation plan (2)	11,582	11,582	—
Total assets measured at fair value	$13,421	$11,606	$1,815
Liabilities
Deferred compensation plan obligation (2)	$11,582	$11,582	$—
Total liabilities measured at fair value	$11,582	$11,582	$—

April 1, 2017
Assets
Cash and cash equivalents:
Money market funds	$14	$14	$—
Total cash and cash equivalents	14	14	—
Available for-sale securities:
Auction rate securities (1)	1,721	—	1,721
Total available-for-sale securities	1,721	—	1,721
Invested funds in deferred compensation plan (2)	10,237	10,237	—
Total assets measured at fair value	$11,972	$10,251	$1,721
Liabilities
Deferred compensation plan obligation (2)	$10,237	$10,237	$—
Total liabilities measured at fair value	$10,237	$10,237	$—

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.
(2) The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the assets deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Condensed Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Condensed Consolidated Balance Sheets.

As of July 1, 2017 and April 1, 2017, the Company did not have any Level 3 assets or liabilities.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 6 for the fair value of the Company's long-term debt.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. STOCK REPURCHASES

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three months ended July 1, 2017, the Company repurchased approximately 0.4 million shares of its common stock for approximately $31.9 million. As of July 1, 2017, $350.1 million remains available for repurchases under this share repurchase program.

10. RECENT ACCOUNTING PRONOUNCEMENTS

The Company assesses recently issued accounting standards by the Financial Accounting Standards Board ("FASB") to determine the expected impacts on the Company's financial statements. The summary below describes impacts from newly issued standards as well as material updates to our previous assessments, if any, from Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The new guidance clarifies when modification accounting in Topic 718 should be applied to changes to the terms or conditions of a share-based payment award. The Company elected to early-adopt the standard in the first quarter of fiscal 2018 with no impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to adopt the standard early in the first quarter of fiscal 2018 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the July 1, 2017 Condensed Consolidated Balance Sheet was not significant. For the three months ended July 1, 2017, the Company recognized a discrete tax expense of $5.4 million related to intra-entity transfers of assets during the quarter.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows, and became effective for the Company in the first quarter of fiscal 2018. As a result of adoption, the Company recognized a cumulative-effect adjustment to reduce the Company's accumulated deficit by $36.7 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three months ended July 1, 2017, the Company recognized a discrete tax benefit of $3.8 million related to the excess tax benefits from stock-based compensation. The company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The new guidance eliminates the requirement to retrospectively apply the equity method of accounting when an investment previously accounted for under the cost basis qualifies for the equity method of accounting. The new standard became effective for the Company in the first quarter of fiscal 2018 with no impact on its consolidated financial results. Application will be made on a prospective basis as transactions in scope of this new guidance occur.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business less

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

reasonably predictable costs to completion, transportation, or disposal. The new standard became effective for the Company in the first quarter of fiscal 2018 with no significant impact on its consolidated financial statements.

11. OPERATING SEGMENT INFORMATION

The Company's operating segments as of July 1, 2017 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based, distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented, primarily in the downlink, to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of BAW and SAW filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. IDP products include high power gallium arsenide and gallium nitride PAs, LNAs, switches, Complementary Metal Oxide Semiconductor system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, restructuring and disposal costs, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	July 1, 2017	July 2, 2016
Revenue:
MP	$456,223	$547,077
IDP	183,638	150,490
All other (1)	970	970
Total revenue	$640,831	$698,537
(Loss) income from operations:
MP	$87,807	$132,977
IDP	49,586	34,651
All other	(165,222)	(161,887)
(Loss) income from operations	(27,829)	5,741
Interest expense	(12,271)	(15,187)
Interest income	766	278
Other expense	(934)	(500)
Loss before income taxes	$(40,268)	$(9,668)

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Three Months Ended
	July 1, 2017	July 2, 2016
Reconciliation of “All other” category:
Stock-based compensation expense	$(21,126)	$(30,594)
Amortization of intangible assets	(134,686)	(119,345)
Acquisition and integration related costs	(2,777)	(6,760)
Acquired inventory step-up and revaluation	—	(1,199)
Restructuring and disposal costs	(531)	(414)
Start-up costs	(6,624)	(2,076)
Other income (expense) (including gain (loss) on assets and other miscellaneous corporate overhead)	522	(1,499)
Loss from operations for “All other”	$(165,222)	$(161,887)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the Indenture governing the Notes, the Guarantors have guaranteed the Company's obligations under the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the indenture;

(iii)	Non-guarantor subsidiaries, on a combined basis;

(iv)
Consolidating entries, eliminations and reclassifications representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries,

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Company has made certain immaterial corrections to the prior period Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income. An adjustment to income from operations and income in subsidiaries for the guarantor subsidiaries of $10.7 million and $17.7 million, respectively, has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three months ended July 2, 2016, to properly reflect intercompany transactions between guarantor and non-guarantor subsidiaries and the equity method accounting for the guarantor subsidiaries’ ownership interests in non-guarantor subsidiaries. An adjustment to income from operations for the non-guarantor subsidiaries of $(43.7) million has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three months ended July 2, 2016, to properly reflect intercompany transactions between guarantor and non-guarantor subsidiaries.

These immaterial corrections relate solely to presentation between the Company and its subsidiaries and only impact the financial statements included in this footnote.  These corrections do not affect the Company’s consolidated financial statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	July 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$108,242	$404,389	$—	$512,631
Accounts receivable, less allowance	—	56,137	317,574	—	373,711
Intercompany accounts and notes receivable	—	437,397	45,077	(482,474)	—
Inventories	—	147,089	347,428	(23,637)	470,880
Prepaid expenses	—	21,655	14,789	—	36,444
Other receivables	—	4,239	37,503	—	41,742
Other current assets	—	43,780	782	(12,754)	31,808
Total current assets	—	818,539	1,167,542	(518,865)	1,467,216
Property and equipment, net	—	1,124,452	317,285	(1,632)	1,440,105
Goodwill	—	1,121,941	1,051,948	—	2,173,889
Intangible assets, net	—	548,739	717,137	—	1,265,876
Long-term investments	—	26,065	10,183	—	36,248
Long-term intercompany accounts and notes receivable	—	418,302	112,141	(530,443)	—
Investment in subsidiaries	6,132,009	2,595,627	—	(8,727,636)	—
Deferred tax assets	99,579	—	—	(99,579)	—
Other non-current assets	752	33,046	25,564	—	59,362
Total assets	$6,232,340	$6,686,711	$3,401,800	$(9,878,155)	$6,442,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$88,808	$126,225	$—	$215,033
Intercompany accounts and notes payable	—	45,077	437,397	(482,474)	—
Accrued liabilities	5,745	88,586	36,508	—	130,839
Other current liabilities	—	—	28,800	(12,754)	16,046
Total current liabilities	5,745	222,471	628,930	(495,228)	361,918
Long-term debt	989,420	—	—	—	989,420
Deferred tax liabilities	—	159,933	28,925	(99,579)	89,279
Long-term intercompany accounts and notes payable	324,494	112,141	93,808	(530,443)	—
Other long-term liabilities	—	34,888	54,510	—	89,398
Total liabilities	1,319,659	529,433	806,173	(1,125,250)	1,530,015
Total stockholders’ equity	4,912,681	6,157,278	2,595,627	(8,752,905)	4,912,681
Total liabilities and stockholders’ equity	$6,232,340	$6,686,711	$3,401,800	$(9,878,155)	$6,442,696

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	April 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$226,186	$319,277	$—	$545,463
Accounts receivable, less allowance	—	57,874	300,074	—	357,948
Intercompany accounts and notes receivable	—	392,075	36,603	(428,678)	—
Inventories	—	131,225	322,559	(23,330)	430,454
Prepaid expenses	—	29,032	7,197	—	36,229
Other receivables	—	7,239	58,008	—	65,247
Other current assets	—	25,534	730	—	26,264
Total current assets	—	869,165	1,044,448	(452,008)	1,461,605
Property and equipment, net	—	1,078,761	314,910	(1,739)	1,391,932
Goodwill	—	1,121,941	1,051,973	—	2,173,914
Intangible assets, net	—	599,618	800,945	—	1,400,563
Long-term investments	—	25,971	9,523	—	35,494
Long-term intercompany accounts and notes receivable	—	447,613	138,398	(586,011)	—
Investment in subsidiaries	6,142,568	2,596,172	—	(8,738,740)	—
Deferred tax assets	83,333	—	—	(83,333)	—
Other non-current assets	820	33,249	24,746	—	58,815
Total assets	$6,226,721	$6,772,490	$3,384,943	$(9,861,831)	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$111,799	$104,447	$—	$216,246
Intercompany accounts and notes payable	—	36,603	392,075	(428,678)	—
Accrued liabilities	23,150	111,700	35,734	—	170,584
Other current liabilities	—	55	31,943	—	31,998
Total current liabilities	23,150	260,157	564,199	(428,678)	418,828
Long-term debt	989,154	—	—	—	989,154
Deferred tax liabilities	—	171,284	43,560	(83,333)	131,511
Long-term intercompany accounts and notes payable	317,695	138,398	129,918	(586,011)	—
Other long-term liabilities	—	35,014	51,094	—	86,108
Total liabilities	1,329,999	604,853	788,771	(1,098,022)	1,625,601
Total stockholders’ equity	4,896,722	6,167,637	2,596,172	(8,763,809)	4,896,722
Total liabilities and stockholders’ equity	$6,226,721	$6,772,490	$3,384,943	$(9,861,831)	$6,522,323

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended July 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$271,953	$580,554	$(211,676)	$640,831
Cost of goods sold	—	184,004	392,736	(172,286)	404,454
Gross profit	—	87,949	187,818	(39,390)	236,377
Operating expenses:
Research and development	6,796	16,738	97,284	(4,319)	116,499
Selling, general and administrative	14,245	66,212	94,052	(35,078)	139,431
Other operating expense	85	7,060	1,010	121	8,276
Total operating expenses	21,126	90,010	192,346	(39,276)	264,206
(Loss) income from operations	(21,126)	(2,061)	(4,528)	(114)	(27,829)
Interest expense	(11,924)	(575)	(334)	562	(12,271)
Interest income	—	494	834	(562)	766
Other (expense) income	—	(214)	1,998	(2,718)	(934)
Loss before income taxes	(33,050)	(2,356)	(2,030)	(2,832)	(40,268)
Income tax benefit (expense)	16,246	(7,524)	922	—	9,644
(Loss) income in subsidiaries	(13,820)	(1,108)	—	14,928	—
Net (loss) income	$(30,624)	$(10,988)	$(1,108)	$12,096	$(30,624)

Comprehensive (loss) income	$(29,905)	$(10,927)	$(450)	$11,377	$(29,905)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended July 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$432,986	$725,810	$(460,259)	$698,537
Cost of goods sold	—	333,263	518,761	(429,962)	422,062
Gross profit	—	99,723	207,049	(30,297)	276,475
Operating expenses:
Research and development	11,669	9,851	98,487	(2,870)	117,137
Selling, general and administrative	18,925	56,654	103,883	(35,867)	143,595
Other operating expense	—	3,646	5,874	482	10,002
Total operating expenses	30,594	70,151	208,244	(38,255)	270,734
Income (loss) from operations	(30,594)	29,572	(1,195)	7,958	5,741
Interest expense	(14,768)	(818)	(919)	1,318	(15,187)
Interest income	—	1,482	(93)	(1,111)	278
Other (expense) income	—	(321)	(944)	765	(500)
(Loss) income before income taxes	(45,362)	29,915	(3,151)	8,930	(9,668)
Income tax benefit (expense)	14,483	(31,318)	20,828	—	3,993
Income in subsidiaries	25,204	17,677	—	(42,881)	—
Net (loss) income	$(5,675)	$16,274	$17,677	$(33,951)	$(5,675)

Comprehensive (loss) income	$(6,683)	$16,346	$16,597	$(32,943)	$(6,683)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended July 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$19,803	$(21,261)	$105,094	$—	$103,636
Investing activities:
Purchase of property and equipment	—	(104,016)	(20,412)	—	(124,428)
Other investing activities	—	7,011	25	—	7,036
Net cash used in investing activities	—	(97,005)	(20,387)	—	(117,392)
Financing activities:
Proceeds from the issuance of common stock	20,526	—	—	—	20,526
Repurchase of common stock, including transaction costs	(31,925)	—	—	—	(31,925)
Tax withholding paid on behalf of employees for restricted stock units	(8,404)	—	—	—	(8,404)
Other financing activities	—	(23)	—	—	(23)
Net transactions with related parties	—	345	(345)	—	—
Net cash (used in) provided by financing activities	(19,803)	322	(345)	—	(19,826)
Effect of exchange rate changes on cash	—	—	750	—	750
Net (decrease) increase in cash and cash equivalents	—	(117,944)	85,112	—	(32,832)
Cash and cash equivalents at the beginning of the period	—	226,186	319,277	—	545,463
Cash and cash equivalents at the end of the period	$—	$108,242	$404,389	$—	$512,631

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended July 2, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$(23,150)	$(137,694)	$220,233	$—	$59,389
Investing activities:
Purchase of property and equipment	—	(106,301)	(24,139)	—	(130,440)
Purchase of a business, net of cash acquired	—	—	(117,498)	—	(117,498)
Proceeds from maturities and sales of available-for-sale securities	—	172,920	—	—	172,920
Other investing activities	—	17	—	—	17
Net cash (used in) provided by investing activities	—	66,636	(141,637)	—	(75,001)
Financing activities:
Proceeds from the issuance of common stock	25,962	—	—	—	25,962
Tax withholding paid on behalf of employees for restricted stock units	(2,810)	—	—	—	(2,810)
Other financing activities	(2)	4	—	—	2
Net transactions with related parties	—	552	(552)	—	—
Net cash provided by (used in) financing activities	23,150	556	(552)	—	23,154
Effect of exchange rate changes on cash	—	—	(389)	—	(389)
Net increase in cash and cash equivalents	—	(70,502)	77,655	—	7,153
Cash and cash equivalents at the beginning of the period	—	220,633	205,248	—	425,881
Cash and cash equivalents at the end of the period	$—	$150,131	$282,903	$—	$433,034

13. SUBSEQUENT EVENT

As previously disclosed, in August 2015 a wholly-owned subsidiary of the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish and was granted the exclusive option and right, but not the obligation, to acquire the entire issued capital of Cavendish (the “Option”). The acquisition agreement generally provided that the Option could be exercised until the earlier of: (i) 60 days after Cavendish’s pre-production release of a specified product and (ii) June 30, 2017 (the “Option Period”). On July 31, 2017, the parties amended the acquisition agreement and related documents to extend the outside expiration date of the Option Period from June 30, 2017 to June 30, 2019, and to make certain modifications to the procedures for calculating the purchase price of Cavendish. In connection with the amendment, a wholly-owned subsidiary of the Company: (i) invested an additional $20.0 million in shares of Series F Preferred Stock; and (ii) agreed, subject to certain conditions, to make a further $15.0 million investment in shares of Series F Preferred Stock by June 29, 2018. As a result, the Company expects to account for its investment in Cavendish using the equity method of accounting commencing in the second quarter of fiscal 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "forecast," and "predict," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	business, political, and macroeconomic changes, including downturns in the semiconductor industry and the overall global economy;

•	our ability to predict market requirements and define and design new products that address those requirements;

•	our ability to predict customer demand accurately to limit obsolete inventory, which would reduce our margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and accurately forecast their demand for our products;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	our ability to continue to improve our product designs, develop new products, and achieve design wins as our industry's technology changes rapidly;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S. government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	our ability to efficiently and successfully operate our wafer fabrication facilities, assembly facilities and test and tape and reel facilities;

•	variability in manufacturing yields and product quality;

•	variability in raw material costs and availability of raw materials;

•
our dependence on third parties, including distributors, wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights ("IPR") and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	the impact of stringent environmental, health and safety regulations;

•	the adverse impact of any future decision to repatriate non-U.S. earnings; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

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

We are a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency ("RF") solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity and other IoT, including smart home applications. Within these markets, our products enable a broad range of leading-edge applications — from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

We employ more than 8,700 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Texas, Florida, North Carolina and Oregon, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based, distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented, primarily in the downlink, to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. Our IDP products include high power GaAs and GaN PAs, LNAs, switches, Complementary Metal Oxide Semiconductor system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

As of July 1, 2017, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2018 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue decreased 8.3% as compared to the first quarter of fiscal 2017, primarily due to lower demand for our cellular RF solutions in support of our largest customer and customers based in China, partially offset by higher demand for our defense and aerospace and Wi-Fi products.

•
Gross margin for the first quarter of fiscal 2018 was 36.9% as compared to 39.6% for the first quarter of fiscal 2017. The decrease was primarily due to higher intangible amortization expense and lower factory utilization resulting from the lower demand, partially offset by lower stock compensation expense.

•
Our operating loss was $27.8 million for the three months ended July 1, 2017 as compared to operating income of $5.7 million for the three months ended July 2, 2016. The decrease was primarily due to lower revenue and lower gross margin, partially offset by lower operating expenses.

•	Diluted net loss per share for the first quarter of fiscal 2018 was $0.24 as compared to diluted net loss per share of $0.04 for the first quarter of fiscal 2017.

•
Cash flow from operations was $103.6 million for the first quarter of fiscal 2018 as compared to $59.4 million for the first quarter of fiscal 2017. This year-over-year increase was driven by changes in accounts receivable primarily due to the timing of shipments.

•
Capital expenditures were $124.4 million for the first quarter of fiscal 2018 as compared to $130.4 million for the first quarter of fiscal 2017. We expect capital expenditures in fiscal 2018 to be lower than capital expenditures in fiscal 2017.

•	During the first quarter of fiscal 2018, we repurchased approximately 0.4 million shares of our common stock for approximately $31.9 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended July 1, 2017 and July 2, 2016 (in thousands, except percentages):

	Three Months Ended
	July 1, 2017	% of Revenue	July 2, 2016	% of Revenue	Decrease	Percentage Change
Revenue	$640,831	100.0%	$698,537	100.0%	$(57,706)	(8.3)%
Cost of goods sold	404,454	63.1	422,062	60.4	(17,608)	(4.2)
Gross profit	236,377	36.9	276,475	39.6	(40,098)	(14.5)
Research and development	116,499	18.2	117,137	16.8	(638)	(0.5)
Selling, general & administrative	139,431	21.7	143,595	20.6	(4,164)	(2.9)
Other operating expense	8,276	1.3	10,002	1.4	(1,726)	(17.3)
Operating (loss) income	$(27,829)	(4.3)%	$5,741	0.8%	$(33,570)	NM*

* Not meaningful

Revenue decreased for the three months ended July 1, 2017, as compared to the three months ended July 2, 2016, due to lower demand for our cellular RF solutions in support of our largest customer and customers based in China, partially offset by higher demand for our defense and aerospace and Wi-Fi products.

Gross margin for the three months ended July 1, 2017 was 36.9%, as compared to 39.6% for the three months ended July 2, 2016. The decrease was primarily due to higher intangible amortization expense and lower factory utilization resulting from the lower demand, partially offset by lower stock compensation expense.

Operating loss was $27.8 million for the three months ended July 1, 2017, as compared to operating income of $5.7 million for the three months ended July 2, 2016. The decrease is primarily due to lower revenue and lower gross margin, partially offset by lower operating expenses.

Operating Expenses

Research and development expense decreased $0.6 million, or 0.5%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to lower stock-based compensation expense.

Selling, general & administrative expense decreased $4.2 million, or 2.9%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to lower personnel related costs (including stock compensation expense).

Other operating expense decreased for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to lower integration expenses which were partially offset by higher start-up expenses related to new processes and operations in our facilities.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	July 1, 2017	July 2, 2016	Decrease	Percentage Change
Revenue	$456,223	$547,077	$(90,854)	(16.6)%
Operating income	87,807	132,977	(45,170)	(34.0)
Operating income as a % of revenue	19.2%	24.3%

MP revenue decreased $90.9 million, or 16.6%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to lower demand for our cellular RF solutions in support of our largest customer and customers based in China.

MP operating income decreased $45.2 million, or 34.0%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to lower revenue and lower factory utilization resulting from the lower demand.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	July 1, 2017	July 2, 2016	Increase	Percentage Change
Revenue	$183,638	$150,490	$33,148	22.0%
Operating income	49,586	34,651	14,935	43.1
Operating income as a % of revenue	27.0%	23.0%

IDP revenue increased $33.1 million, or 22.0%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to higher demand for our defense and aerospace and Wi-Fi products.

IDP operating income increased $14.9 million, or 43.1%, for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016, primarily due to higher revenue.

See Note 11 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating (loss) income for the three months ended July 1, 2017 and July 2, 2016.

Change in Estimate

During the first quarter of fiscal 2018, we changed our accounting estimate for the expected useful lives of certain machinery and equipment. We evaluated our current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with the implementation of several capital projects, including the migration of certain SAW processes from 4-inch to 6-inch toolsets and certain BAW processes from 6-inch to 8-inch toolsets. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, we determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $14.2 million for the three months ended July 1, 2017. This benefit increased income from operations by $2.2 million for the three months ended, and decreased ending inventory by $12.0 million as of July 1, 2017. Net income increased by $1.5 million and diluted earnings per share increased by $0.01 for the three months ended July 1, 2017 as a result of this change in accounting estimate.

This change in depreciable lives is expected to lower depreciation expense for the remainder of fiscal 2018 by approximately $45.0 million (benefiting gross margin by approximately $37.0 million and decreasing operating expenses by approximately $8.0 million).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Interest expense	$(12,271)	$(15,187)
Interest income	766	278
Other expense	(934)	(500)
Income tax benefit	9,644	3,993

Interest Expense
During the first quarter of fiscal 2018, we recorded interest expense related to our senior notes of $17.3 million (which was offset by $5.6 million of capitalized interest) as compared to $17.5 million (which was offset by $3.0 million of capitalized interest) for the first quarter of fiscal 2017.

Income Taxes
Our provision for income taxes for the three months ended July 1, 2017 and July 2, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended July 1, 2017 and July 2, 2016.

For the three months ended July 1, 2017, we had an income tax benefit of $9.6 million which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses and tax benefit relating to the adoption of new accounting guidance relating to stock compensation, offset by a tax expense related to international operations generating pre-tax book income and tax expense relating to the adoption of new accounting guidance relating to intra-entity transfers of assets. For the three months ended July 2, 2016, income tax benefit was $4.0 million which was comprised primarily of tax benefit related to international operations generating pre-tax book losses offset by a tax expense related to domestic and international operations generating pre-tax book income.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of July 1, 2017, we had working capital of approximately $1,105.3 million, including $512.6 million in cash and cash equivalents, compared to working capital of approximately $1,042.8 million at April 1, 2017, including $545.5 million in cash and cash equivalents.

Our $512.6 million of total cash and cash equivalents as of July 1, 2017 includes approximately $403.6 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate.  Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries.

Stock Repurchases
On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three months ended July 1, 2017, we repurchased approximately 0.4 million shares of our common stock for approximately $31.9 million. As of July 1, 2017, $350.1 million remains available for repurchases under this share repurchase program.

Cash Flows from Operating Activities
Operating activities for the three months ended July 1, 2017 generated cash of $103.6 million, compared to $59.4 million for the three months ended July 2, 2016. This year-over-year increase was driven by changes in accounts receivable primarily due to the timing of shipments.

Cash Flows from Investing Activities
Net cash used in investing activities was $117.4 million for the three months ended July 1, 2017, compared to $75.0 million for the three months ended July 2, 2016. During the first quarter of fiscal 2017, we received proceeds from available-for-sale securities of $172.9 million, which was partially offset by the purchase of a business for $117.5 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $19.8 million for the three months ended July 1, 2017, compared to net cash provided by financing activities of $23.2 million for the three months ended July 2, 2016. This year-over-year increase in cash used in financing activities was primarily due to stock repurchases in the first quarter of fiscal 2018.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Credit Agreement as of July 1, 2017.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. On November 12, 2015, the Credit Agreement was amended to increase the size of certain of the negative covenant baskets and the threshold for certain negative covenant incurrence-based permissions and to raise the consolidated leverage ratio test from 2.50 to 1.00 to 3.00 to 1.00 as of the end of any fiscal quarter. We must also maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00 as of the end of any fiscal quarter. At July 1, 2017, we were in full compliance with these covenants. See Note 6 to the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Notes Offering On November 19, 2015, we completed an offering of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (collectively the "Notes"). The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by the Guarantors. Interest on both series of the Notes is payable semi-annually on June 1 and December 1 of each year and commenced on June 1, 2016. Interest paid on the Notes during the three months ended July 1, 2017 and July 2, 2016 was $34.4 million and $36.7 million, respectively.

The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. See Note 6 to the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

Capital Commitments At July 1, 2017, we had capital commitments of approximately $56.4 million primarily related to projects to increase our premium filter capacity, constructing a new office and design center, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes. We expect capital expenditures in fiscal 2018 to be lower than capital expenditures in fiscal 2017.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and to accumulate and communicate such information to management, including the Company’s CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2017, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2017 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2, 2017 to April 29, 2017	—	$—	—	$382.0 million
April 30, 2017 to May 27, 2017	146	$68.38	146	$372.1 million
May 28, 2017 to July 1, 2017	281	$78.05	281	$350.1 million
Total	427	$74.75	427	$350.1 million

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

ITEM 6. EXHIBITS.

10.1	Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2017) *

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 1, 2017 and April 1, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended July 1, 2017 and July 2, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended July 1, 2017 and July 2, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2017 and July 2, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 3, 2017	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer

EXHIBIT INDEX

10.1	Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2017) *

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 1, 2017 and April 1, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended July 1, 2017 and July 2, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended July 1, 2017 and July 2, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2017 and July 2, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.