Form 10-Q
period 2017-09-30
Qorvo, Inc.
filed 2017-11-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 24, 2017, there were 127,148,094 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents (Note 8)	$574,873	$545,463
Accounts receivable, less allowance of $157 and $58 as of September 30, 2017 and April 1, 2017, respectively	459,761	357,948
Inventories (Note 4)	461,005	430,454
Prepaid expenses	33,381	36,229
Other receivables	50,476	65,247
Other current assets	28,712	26,264
Total current assets	1,608,208	1,461,605
Property and equipment, net of accumulated depreciation of $1,061,360 at September 30, 2017 and $981,328 at April 1, 2017	1,443,392	1,391,932
Goodwill	2,173,889	2,173,914
Intangible assets, net (Note 5)	1,130,036	1,400,563
Long-term investments (Note 8)	66,085	35,494
Other non-current assets	56,470	58,815
Total assets	$6,478,080	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,750	$216,246
Accrued liabilities	184,185	170,584
Other current liabilities	26,067	31,998
Total current liabilities	423,002	418,828
Long-term debt (Note 6)	989,692	989,154
Deferred tax liabilities (Note 7)	74,168	131,511
Other long-term liabilities	86,642	86,108
Total liabilities	1,573,504	1,625,601
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 127,137 and 126,464 shares issued and outstanding at September 30, 2017 and April 1, 2017, respectively	5,321,741	5,357,394
Accumulated other comprehensive loss, net of tax	(3,979)	(4,306)
Accumulated deficit	(413,186)	(456,366)
Total stockholders’ equity	4,904,576	4,896,722
Total liabilities and stockholders’ equity	$6,478,080	$6,522,323
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue	$821,583	$864,698	$1,462,414	$1,563,235
Cost of goods sold	500,561	547,899	905,015	969,961
Gross profit	321,022	316,799	557,399	593,274
Operating expenses:
Research and development	111,398	126,078	227,897	243,215
Selling, general and administrative	138,867	138,583	278,298	282,178
Other operating expense	21,193	6,745	29,469	16,747
Total operating expenses	271,458	271,406	535,664	542,140
Income from operations	49,564	45,393	21,735	51,134
Interest expense (Note 6)	(14,778)	(15,554)	(27,049)	(30,741)
Interest income	1,058	192	1,824	470
Other expense	(192)	(311)	(1,126)	(811)

Income (loss) before income taxes	35,652	29,720	(4,616)	20,052

Income tax benefit (expense) (Note 7)	267	(17,873)	9,911	(13,880)
Net income	$35,919	$11,847	$5,295	$6,172

Net income per share (Note 3):
Basic	$0.28	$0.09	$0.04	$0.05
Diluted	$0.27	$0.09	$0.04	$0.05

Weighted average shares of common stock outstanding (Note 3):
Basic	127,257	127,546	127,109	127,543
Diluted	130,778	132,329	131,062	132,461

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$35,919	$11,847	$5,295	$6,172
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	38	1	99	73
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	106	353	722	(758)
Reclassification adjustments, net of tax:
Foreign currency gain included in net income	(581)	—	(581)	—
Amortization of pension actuarial loss	45	57	87	88
Other comprehensive (loss) income	(392)	411	327	(597)
Other comprehensive income	$35,527	$12,258	$5,622	$5,575
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$5,295	$6,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,267	97,177
Amortization and other non-cash items	271,010	243,397
Excess tax benefit from exercises of stock options	—	(56)
Deferred income taxes	(17,290)	(13,310)
Foreign currency adjustments	1,553	1,128
Loss (gain) on investments and other assets, net	3,573	(165)
Stock-based compensation expense	44,584	56,636
Changes in operating assets and liabilities:
Accounts receivable, net	(102,219)	(170,920)
Inventories	(29,786)	(11,689)
Prepaid expenses and other current and non-current assets	12,157	(23,617)
Accounts payable and accrued liabilities	55,620	136,832
Income tax (recoverable) / payable	(4,261)	(13,205)
Other liabilities	(3,009)	1,007
Net cash provided by operating activities	323,494	309,387
Investing activities:
Purchase of property and equipment	(192,219)	(250,419)
Purchase of a business, net of cash acquired	—	(118,020)
Proceeds from maturities and sales of available-for-sale securities	—	186,793
Other investing activities	(23,028)	(5,179)
Net cash used in investing activities	(215,247)	(186,825)
Financing activities:
Repurchase of common stock, including transaction costs	(88,925)	(91,400)
Proceeds from the issuance of common stock	32,867	27,077
Tax withholding paid on behalf of employees for restricted stock units	(24,005)	(14,763)
Excess tax benefit from exercises of stock options	—	56
Other financing activities	—	(2)
Net cash used in financing activities	(80,063)	(79,032)

Effect of exchange rate changes on cash	1,260	(38)
Net increase in cash, cash equivalents and restricted cash	29,444	43,492
Cash, cash equivalents and restricted cash at the beginning of the period	545,779	426,062
Cash, cash equivalents and restricted cash at the end of the period	$575,223	$469,554
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$30,272	$43,602

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

As of September 30, 2017 and April 1, 2017, restricted cash of $0.3 million was included in other non-current assets in the Condensed Consolidated Balance Sheets.

2.    CHANGE IN ESTIMATE

During the first quarter of fiscal 2018, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its implementation of several capital projects, including the migration of certain surface acoustic wave ("SAW") processes from 4-inch to 6-inch toolsets and certain bulk acoustic wave ("BAW") processes from 6-inch to 8-inch toolsets. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $15.6 million and $29.8 million for the three and six months ended September 30, 2017, respectively. This decrease in depreciation expense for the three and six months ended September 30, 2017, resulted in the following: (1) an increase to income from operations of $15.1 million and $17.3 million, respectively; (2) an increase to net income of $14.1 million and $15.6 million, respectively; (3) an increase to diluted earnings per share of $0.10 and $0.12, respectively; and (4) a reduction to inventory of $0.5 million and $12.5 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$35,919	$11,847	$5,295	$6,172
Denominator:
Denominator for basic net income per share — weighted average shares	127,257	127,546	127,109	127,543
Effect of dilutive securities:
Stock-based awards	3,521	4,783	3,953	4,918
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	130,778	132,329	131,062	132,461
Basic net income per share	$0.28	$0.09	$0.04	$0.05
Diluted net income per share	$0.27	$0.09	$0.04	$0.05

In the computation of diluted net income per share for the three and six months ended September 30, 2017 and October 1, 2016, outstanding options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

4. INVENTORIES
Inventories are stated at the lower of cost or net realizable value based on standard costs, which approximate actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	September 30, 2017	April 1, 2017
Raw materials	$108,026	$92,282
Work in process	220,935	198,339
Finished goods	132,044	139,833
Total inventories	$461,005	$430,454

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. INTANGIBLE ASSETS
The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangibles assets (in thousands):

	September 30, 2017		April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Customer relationships	$1,272,725	$796,431	$1,272,725	$656,688
Developed technology	1,246,335	606,683	1,209,335	481,441
Backlog	65,000	65,000	65,000	65,000
Trade names	29,375	26,852	29,353	21,912
Wafer supply agreement	20,443	20,443	20,443	20,443
Technology licenses	13,369	12,101	13,346	11,711
Non-compete agreement	1,026	727	1,026	470
In-process research and development (IPRD)	10,000	N/A	47,000	N/A
Total	$2,658,273	$1,528,237	$2,658,228	$1,257,665

During the first quarter of fiscal 2018, $37.0 million of in-process research and development assets were completed, transferred to finite-lived intangible assets and are being amortized over their useful lives of 4 years.

Total intangible assets amortization expense was $135.8 million and $270.5 million for the three and six months ended September 30, 2017, respectively, and $119.8 million and $239.2 million for the three and six months ended and October 1, 2016, respectively.

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

Interest is payable on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. During the three and six months ended September 30, 2017, the Company recognized $17.3 million and $34.6 million, respectively, of interest expense related to the Notes which was partially offset by $3.2 million and $8.8 million, respectively, of interest capitalized to property and equipment. During the three and six months ended October 1, 2016, the Company recognized $17.3 million and $34.8 million, respectively, of interest expense related to the Notes, which was partially offset by $2.4 million and $5.4 million, respectively, of interest capitalized to property and equipment. Interest on both series of Notes is payable semi-annually on June 1 and December 1 of each year. Interest paid on the Notes during the six months ended September 30, 2017 and October 1, 2016 was $34.4 million and $36.7 million, respectively.

The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of September 30, 2017 of $491.1 million and $629.8 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively) were

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $489.4 million and $607.8 million, respectively, as of April 1, 2017, based upon the values of their last trade at the end of the period.

Credit Agreement
On April 7, 2015, the Company and certain of its material domestic subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. During the six months ended September 30, 2017, there were no borrowings under the revolving credit facility. The Company had no outstanding amounts under the Credit Agreement as of September 30, 2017 and April 1, 2017.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain. As of September 30, 2017, the Company was in compliance with all of these covenants.

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

7. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 30, 2017 and October 1, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and six months ended September 30, 2017 and October 1, 2016.

The Company’s income tax benefit was $0.3 million and $9.9 million for the three and six months ended September 30, 2017, respectively, and the Company's income tax expense was $17.9 million and $13.9 million for the three and six months ended October 1, 2016, respectively. The Company’s effective tax rate was (0.7)% and 214.7% for the three and six months ended September 30, 2017, respectively, and 60.1% and 69.2% for the three and six months ended October 1, 2016, respectively. The Company's effective tax rate for the three and six months ended September 30, 2017 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, a discrete tax benefit for excess stock compensation deductions in accordance with the new guidance for accounting for employee share-based payments (Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting") and a discrete tax expense, for the six months only, associated with intra-entity transfers in accordance with the new guidance for the intra-entity transfer of assets other than inventory (ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory"). The Company's effective tax rate for the three and six months ended October 1, 2016 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, and the timing of when income and loss is recognized in the various tax jurisdictions.

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company increased the deferred tax assets for both the domestic federal and state tax net operating loss (“NOLs”) carry-forwards by $36.7 million due to the adoption of new accounting guidance for stock compensation (ASU 2016-09) in the first quarter of fiscal 2018.

The Company has domestic federal and state tax NOLs carry-forwards that, if unused, will expire in fiscal years 2020 to 2036 and 2018 to 2036, respectively. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $90.6 million as of the end of fiscal 2017 to $98.9 million as of the end of the second quarter of fiscal 2018, due to a $8.3 million increase primarily related to tax positions taken with respect to the current fiscal year.

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of September 30, 2017 and April 1, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Auction rate securities	$2,150	$—	$(276)	$1,874
Money market funds	41	—	—	41
	$2,191	$—	$(276)	$1,915
April 1, 2017
Auction rate securities	$2,150	$—	$(429)	$1,721
Money market funds	14	—	—	14
	$2,164	$—	$(429)	$1,735

The estimated fair value of available-for-sale securities was based on the prevailing market values on September 30, 2017 and April 1, 2017. The Company determines the cost of an investment sold based on the specific identification method.

The expected maturity distribution of cash equivalents and available-for-sale securities is as follows (in thousands):

	September 30, 2017		April 1, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$41	$41	$14	$14
Due after ten years	2,150	1,874	2,150	1,721
Total cash equivalents and available-for-sale securities	$2,191	$1,915	$2,164	$1,735

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited (Cavendish), a private limited company incorporated in England and Wales. On July 31, 2017, the Company invested an additional $20.0 million in Cavendish Series F Preferred Stock. The Company began accounting for this investment under the equity method (on a one quarter lag basis) on July 31, 2017. As of September 30, 2017, this investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 30, 2017 and April 1, 2017 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2017
Assets
Cash and cash equivalents:
Money market funds	$41	$41	$—
Total cash and cash equivalents	41	41	—
Available-for-sale securities:
Auction rate securities ("ARS") (1)	1,874	—	1,874
Total available-for-sale securities	1,874	—	1,874
Invested funds in deferred compensation plan (2)	12,516	12,516	—
Total assets measured at fair value	$14,431	$12,557	$1,874
Liabilities
Deferred compensation plan obligation (2)	$12,516	$12,516	$—
Total liabilities measured at fair value	$12,516	$12,516	$—

April 1, 2017
Assets
Cash and cash equivalents:
Money market funds	$14	$14	$—
Total cash and cash equivalents	14	14	—
Available for-sale securities:
Auction rate securities (1)	1,721	—	1,721
Total available-for-sale securities	1,721	—	1,721
Invested funds in deferred compensation plan (2)	10,237	10,237	—
Total assets measured at fair value	$11,972	$10,251	$1,721
Liabilities
Deferred compensation plan obligation (2)	$10,237	$10,237	$—
Total liabilities measured at fair value	$10,237	$10,237	$—

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

As of September 30, 2017 and April 1, 2017, the Company did not have any Level 3 assets or liabilities.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 6 for the fair value of the Company's long-term debt.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. STOCK REPURCHASES

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three and six months ended September 30, 2017, the Company repurchased approximately 0.8 million and 1.2 million shares of its common stock for approximately $57.0 million and $88.9 million, respectively. As of September 30, 2017, $293.1 million remains available for repurchases under this share repurchase program.

During the second quarter of fiscal 2017, the Company repurchased approximately 1.6 million shares of its common stock for approximately $91.4 million under prior share repurchase programs.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the second quarter of fiscal 2018 using the retrospective transition method. The adjustment to reclassify restricted cash for each period presented was less than $1.0 million.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to adopt the standard early in the first quarter of fiscal 2018 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the September 30, 2017 Condensed Consolidated Balance Sheet was approximately $1.3 million. For the three and six months ended September 30, 2017, the Company recognized a discrete tax expense of less than $0.1 million and $5.4 million, respectively, related to intra-entity transfers of assets.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows, and became effective for the Company in the first quarter of fiscal 2018. As a result of adoption, the Company recognized a cumulative-effect adjustment to reduce the Company's accumulated deficit by $36.7 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits that had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three and six months ended September 30, 2017, the Company recognized a discrete tax benefit of $5.5 million and $9.3 million, respectively, related to the excess tax benefits from stock-based compensation. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The new guidance eliminates the requirement to retrospectively apply the equity method of accounting when an investment previously accounted for under the cost basis qualifies for the equity method of accounting. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018 with no significant impact on its consolidated financial results.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. The Company adopted ASU 2015-11 in the first quarter of fiscal 2018 with no significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  This new standard provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  The new guidance will become effective for the Company in the first quarter of fiscal 2019 and permits the use of either a retrospective approach or a modified retrospective approach, under which the cumulative effect of adoption is recognized at the date of initial application. The Company has established a cross-functional team to assess the potential impact of the new revenue standard and this assessment will be completed during fiscal 2018.  The Company's assessment process consists of reviewing its current accounting policies and practices and its customer contracts to identify potential differences that may result from applying the requirements of the new standard to its contracts and identifying appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company's revenue is generated principally from sales of semiconductor products. The Company currently expects that under the new standard, a substantial majority of its revenue will continue to be recognized at a "point in time" as products are shipped to, or received by, customers. In certain circumstances, such as direct or indirect sales to government customers, the products sold are highly customized and have no alternative use, and the Company has an enforceable right to payment (with a reasonable margin) for performance completed to date. For the contracts related to these products, the Company expects that it will recognize revenue "over time" as performance obligations are satisfied. This will accelerate revenue recognition because revenue for these products currently is recognized as the products are shipped to, or received by, customers. While the Company has made progress in identifying the likely impacts of the new standard, it has not yet quantified the potential impact. The Company expects that it will have additional disclosure related to revenue recognition, including judgments made, under the new standard. The Company will continue to evaluate the impact of the new standard, including any necessary changes to internal controls, and prepare for adoption in the first quarter of fiscal 2019. The Company will adopt the standard using the modified retrospective approach.

11. OPERATING SEGMENT INFORMATION

The Company's operating segments as of September 30, 2017 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income and non-GAAP operating income as a percentage of revenue.

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of BAW and SAW filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. IDP products include gallium arsenide and gallium nitride PAs, LNAs, switches, Complementary Metal Oxide Semiconductor ("CMOS") system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, acquired inventory step-up and revaluation, restructuring charges, intellectual property rights (IPR) litigation settlement, start-up costs, and gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
MP	$630,397	$706,138	$1,086,620	$1,253,215
IDP	190,216	157,590	373,854	308,080
All other (1)	970	970	1,940	1,940
Total revenue	$821,583	$864,698	$1,462,414	$1,563,235
Income from operations:
MP	$172,892	$164,397	$260,699	$297,374
IDP	57,649	32,416	107,235	67,067
All other	(180,977)	(151,420)	(346,199)	(313,307)
Income from operations	49,564	45,393	21,735	51,134
Interest expense	(14,778)	(15,554)	(27,049)	(30,741)
Interest income	1,058	192	1,824	470
Other expense	(192)	(311)	(1,126)	(811)
Income (loss) before income taxes	$35,652	$29,720	$(4,616)	$20,052

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reconciliation of “All other” category:
Stock-based compensation expense	$(23,458)	$(26,042)	$(44,584)	$(56,636)
Amortization of intangible assets	(135,639)	(119,646)	(270,325)	(238,991)
Acquisition and integration related costs	(2,613)	(8,962)	(5,390)	(15,722)
Acquired inventory step-up and revaluation	—	(318)	—	(1,517)
Restructuring charges	(7,453)	(468)	(7,984)	(882)
IPR litigation settlement	—	5,100	—	4,944
Start-up costs	(7,129)	(2,012)	(13,753)	(4,088)
Other (expense) income (including (loss) gain on assets and other miscellaneous corporate overhead)	(4,685)	928	(4,163)	(415)
Loss from operations for “All other”	$(180,977)	$(151,420)	$(346,199)	$(313,307)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the Indenture governing the Notes, the Company's obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

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

The Company made certain immaterial corrections to the Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three and six months ended October 1, 2016. An adjustment to income from operations and income in subsidiaries for the Guarantor subsidiaries of $16.0 million and $76.3 million, respectively, has been presented in the Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended October 1, 2016, to properly reflect intercompany transactions between Guarantor and non-guarantor subsidiaries and the equity method accounting for the Guarantor subsidiaries’ ownership interests in non-guarantor subsidiaries. A corresponding adjustment to income from operations and income in subsidiaries for the Guarantor subsidiaries of $26.7 million and $94.0 million, respectively, has been presented in the Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended October 1, 2016. An adjustment to income from operations for the non-guarantor subsidiaries of $(26.3) million and $(70.0) million has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three and six months ended October 1, 2016, respectively, to properly reflect intercompany transactions between Guarantor and non-guarantor subsidiaries. These immaterial corrections relate solely to presentation between the Company and its subsidiaries and only impact the financial statements included in this footnote.  These corrections do not affect the Company’s consolidated financial statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$96,548	$478,325	$—	$574,873
Accounts receivable, less allowance	—	58,886	400,875	—	459,761
Intercompany accounts and notes receivable	—	434,122	61,556	(495,678)	—
Inventories	—	168,987	315,236	(23,218)	461,005
Prepaid expenses	—	20,841	12,540	—	33,381
Other receivables	—	7,186	43,290	—	50,476
Other current assets	—	31,642	4,602	(7,532)	28,712
Total current assets	—	818,212	1,316,424	(526,428)	1,608,208
Property and equipment, net	—	1,135,318	308,481	(407)	1,443,392
Goodwill	—	1,121,942	1,051,947	—	2,173,889
Intangible assets, net	—	497,413	632,623	—	1,130,036
Long-term investments	—	1,878	64,207	—	66,085
Long-term intercompany accounts and notes receivable	—	482,581	112,481	(595,062)	—
Investment in subsidiaries	6,186,247	2,688,863	—	(8,875,110)	—
Other non-current assets	119,790	32,457	23,329	(119,106)	56,470
Total assets	$6,306,037	$6,778,664	$3,509,492	$(10,116,113)	$6,478,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$72,432	$140,318	$—	$212,750
Intercompany accounts and notes payable	—	61,556	434,122	(495,678)	—
Accrued liabilities	22,959	120,239	42,690	(1,703)	184,185
Other current liabilities	—	(206)	33,805	(7,532)	26,067
Total current liabilities	22,959	254,021	650,935	(504,913)	423,002
Long-term debt	989,692	—	—	—	989,692
Deferred tax liabilities	—	169,839	23,435	(119,106)	74,168
Long-term intercompany accounts and notes payable	388,810	112,481	93,771	(595,062)	—
Other long-term liabilities	—	34,154	52,488	—	86,642
Total liabilities	1,401,461	570,495	820,629	(1,219,081)	1,573,504
Total stockholders’ equity	4,904,576	6,208,169	2,688,863	(8,897,032)	4,904,576
Total liabilities and stockholders’ equity	$6,306,037	$6,778,664	$3,509,492	$(10,116,113)	$6,478,080

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	April 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$226,186	$319,277	$—	$545,463
Accounts receivable, less allowance	—	57,874	300,074	—	357,948
Intercompany accounts and notes receivable	—	392,075	36,603	(428,678)	—
Inventories	—	131,225	322,559	(23,330)	430,454
Prepaid expenses	—	29,032	7,197	—	36,229
Other receivables	—	7,239	58,008	—	65,247
Other current assets	—	25,534	730	—	26,264
Total current assets	—	869,165	1,044,448	(452,008)	1,461,605
Property and equipment, net	—	1,078,761	314,910	(1,739)	1,391,932
Goodwill	—	1,121,941	1,051,973	—	2,173,914
Intangible assets, net	—	599,618	800,945	—	1,400,563
Long-term investments	—	25,971	9,523	—	35,494
Long-term intercompany accounts and notes receivable	—	447,613	138,398	(586,011)	—
Investment in subsidiaries	6,142,568	2,596,172	—	(8,738,740)	—
Other non-current assets	84,153	33,249	24,746	(83,333)	58,815
Total assets	$6,226,721	$6,772,490	$3,384,943	$(9,861,831)	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$111,799	$104,447	$—	$216,246
Intercompany accounts and notes payable	—	36,603	392,075	(428,678)	—
Accrued liabilities	23,150	111,700	35,734	—	170,584
Other current liabilities	—	55	31,943	—	31,998
Total current liabilities	23,150	260,157	564,199	(428,678)	418,828
Long-term debt	989,154	—	—	—	989,154
Deferred tax liabilities	—	171,284	43,560	(83,333)	131,511
Long-term intercompany accounts and notes payable	317,695	138,398	129,918	(586,011)	—
Other long-term liabilities	—	35,014	51,094	—	86,108
Total liabilities	1,329,999	604,853	788,771	(1,098,022)	1,625,601
Total stockholders’ equity	4,896,722	6,167,637	2,596,172	(8,763,809)	4,896,722
Total liabilities and stockholders’ equity	$6,226,721	$6,772,490	$3,384,943	$(9,861,831)	$6,522,323

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$256,595	$775,682	$(210,694)	$821,583
Cost of goods sold	—	196,350	480,439	(176,228)	500,561
Gross profit	—	60,245	295,243	(34,466)	321,022
Operating expenses:
Research and development	6,703	11,148	97,800	(4,253)	111,398
Selling, general and administrative	16,626	66,958	86,004	(30,721)	138,867
Other operating expense	129	16,800	4,288	(24)	21,193
Total operating expenses	23,458	94,906	188,092	(34,998)	271,458
Income (loss) from operations	(23,458)	(34,661)	107,151	532	49,564
Interest expense	(14,442)	(557)	(434)	655	(14,778)
Interest income	—	331	1,382	(655)	1,058
Other (expense) income	—	970	(3,880)	2,718	(192)
Income (loss) before income taxes	(37,900)	(33,917)	104,219	3,250	35,652
Income tax benefit (expense)	19,527	(8,651)	(10,609)	—	267
Income in subsidiaries	54,292	93,610	—	(147,902)	—
Net income	$35,919	$51,042	$93,610	$(144,652)	$35,919

Comprehensive income	$35,527	$51,080	$90,666	$(141,746)	$35,527

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$299,557	$826,576	$(261,435)	$864,698
Cost of goods sold	—	224,835	542,764	(219,700)	547,899
Gross profit	—	74,722	283,812	(41,735)	316,799
Operating expenses:
Research and development	6,248	12,427	115,044	(7,641)	126,078
Selling, general and administrative	19,794	74,673	89,971	(45,855)	138,583
Other operating expense	—	93	1,013	5,639	6,745
Total operating expenses	26,042	87,193	206,028	(47,857)	271,406
Income (loss) from operations	(26,042)	(12,471)	77,784	6,122	45,393
Interest expense	(15,167)	(589)	(979)	1,181	(15,554)
Interest income	—	1,509	(136)	(1,181)	192
Other (expense) income	—	189	1,780	(2,280)	(311)
Income (loss) before income taxes	(41,209)	(11,362)	78,449	3,842	29,720
Income tax (expense) benefit	13,136	(28,833)	(2,176)	—	(17,873)
Income in subsidiaries	39,920	76,273	—	(116,193)	—
Net income	$11,847	$36,078	$76,273	$(112,351)	$11,847

Comprehensive income	$12,258	$36,079	$76,683	$(112,762)	$12,258

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$528,548	$1,356,236	$(422,370)	$1,462,414
Cost of goods sold	—	380,354	873,175	(348,514)	905,015
Gross profit	—	148,194	483,061	(73,856)	557,399
Operating expenses:
Research and development	13,499	27,886	195,084	(8,572)	227,897
Selling, general and administrative	30,871	133,170	180,056	(65,799)	278,298
Other operating expense	214	23,860	5,298	97	29,469
Total operating expenses	44,584	184,916	380,438	(74,274)	535,664
Income (loss) from operations	(44,584)	(36,722)	102,623	418	21,735
Interest expense	(26,366)	(1,132)	(768)	1,217	(27,049)
Interest income	—	825	2,216	(1,217)	1,824
Other (expense) income	—	756	(1,882)	—	(1,126)
(Loss) income before income taxes	(70,950)	(36,273)	102,189	418	(4,616)
Income tax benefit (expense)	35,773	(16,175)	(9,687)	—	9,911
Income in subsidiaries	40,472	92,502	—	(132,974)	—
Net income	$5,295	$40,054	$92,502	$(132,556)	$5,295

Comprehensive income	$5,622	$40,153	$90,216	$(130,369)	$5,622

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$732,543	$1,552,386	$(721,694)	$1,563,235
Cost of goods sold	—	558,098	1,061,525	(649,662)	969,961
Gross profit	—	174,445	490,861	(72,032)	593,274
Operating expenses:
Research and development	17,917	22,278	213,531	(10,511)	243,215
Selling, general and administrative	38,719	131,327	193,854	(81,722)	282,178
Other operating expense	—	3,739	6,887	6,121	16,747
Total operating expenses	56,636	157,344	414,272	(86,112)	542,140
Income (loss) from operations	(56,636)	17,101	76,589	14,080	51,134
Interest expense	(29,935)	(1,407)	(1,898)	2,499	(30,741)
Interest income	—	2,991	(229)	(2,292)	470
Other (expense) income	—	(132)	836	(1,515)	(811)
Income (loss) before income taxes	(86,571)	18,553	75,298	12,772	20,052
Income tax (expense) benefit	27,619	(60,151)	18,652	—	(13,880)
Income in subsidiaries	65,124	93,950	—	(159,074)	—
Net income	$6,172	$52,352	$93,950	$(146,302)	$6,172

Comprehensive income	$5,575	$52,425	$93,280	$(145,705)	$5,575

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$80,063	$(2,241)	$245,672	$—	$323,494
Investing activities:
Purchase of property and equipment	—	(159,337)	(32,882)	—	(192,219)
Other investing activities	—	7,154	(30,182)	—	(23,028)
Net transactions with related parties	—	24,100	(24,100)	—	—
Net cash used in investing activities	—	(128,083)	(87,164)	—	(215,247)
Financing activities:
Proceeds from the issuance of common stock	32,867	—	—	—	32,867
Repurchase of common stock, including transaction costs	(88,925)	—	—	—	(88,925)
Tax withholding paid on behalf of employees for restricted stock units	(24,005)	—	—	—	(24,005)
Net transactions with related parties	—	686	(686)	—	—
Net cash (used in) provided by financing activities	(80,063)	686	(686)	—	(80,063)
Effect of exchange rate changes on cash	—	—	1,260	—	1,260
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(129,638)	159,082	—	29,444
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$96,548	$478,675	$—	$575,223

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended October 1, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$79,030	$(27,693)	$258,050	$—	$309,387
Investing activities:
Purchase of property and equipment	—	(189,037)	(61,382)	—	(250,419)
Purchase of a business, net of cash acquired	—	—	(118,020)	—	(118,020)
Proceeds from maturities and sales of available-for-sale securities	—	186,793	—	—	186,793
Other investing activities	—	3,721	(8,900)	—	(5,179)
Net cash (used in) provided by investing activities	—	1,477	(188,302)	—	(186,825)
Financing activities:
Excess tax benefit from exercises of stock options	56				56
Proceeds from the issuance of common stock	27,077				27,077
Repurchase of common stock, including transaction costs	(91,400)				(91,400)
Tax withholding paid on behalf of employees for restricted stock units	(14,763)				(14,763)
Other financing activities		(2)			(2)
Net transactions with related parties		893	(893)		—
Net cash (used in) provided by financing activities	(79,030)	891	(893)	—	(79,032)
Effect of exchange rate changes on cash	—	—	(38)	—	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(25,325)	68,817	—	43,492
Cash, cash equivalents and restricted cash	—	220,633	205,429	—	426,062
Cash, cash equivalents and restricted cash	$—	$195,308	$274,246	$—	$469,554

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "forecast," and "predict," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	business, political, and macroeconomic changes, including downturns in the semiconductor industry and the overall global economy;

•	our ability to predict market requirements and define and design new products that address those requirements;

•	our ability to predict customer demand accurately to limit obsolete inventory, which would reduce our margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and accurately forecast their demand for our products;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to meet certain development, supply, quality and other commitments under our supply arrangement with our largest customer with respect to a module for its 2018 smartphones;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	our ability to continue to improve our product designs, develop new products, and achieve design wins as our industry's technology changes rapidly;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S. government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	our ability to efficiently and successfully operate our wafer fabrication facilities, assembly facilities and test and tape and reel facilities;

•	variability in manufacturing yields and product quality;

•	variability in raw material costs and availability of raw materials;

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

We are a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency ("RF") solutions, highly differentiated semiconductor technologies, deep systems-level expertise and high volume scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity and other IoT, including smart home applications. Within these markets, our products enable a broad range of leading-edge applications — from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

We employ more than 8,800 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in the U.S. (Texas, Florida, North Carolina and Oregon), and our primary assembly and test facilities are in China, Costa Rica, Germany and the U.S. (Texas). We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications, network infrastructure and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. Our IDP products include GaAs and GaN PAs, LNAs, switches, Complementary Metal Oxide Semiconductor ("CMOS") system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

As of September 30, 2017, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

SECOND QUARTER FISCAL 2018 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue decreased 5.0% as compared to the second quarter of fiscal 2017, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our Wi-Fi, defense and aerospace and cellular base station products.

•
Gross margin for the second quarter of fiscal 2018 was 39.1% as compared to 36.6% for the second quarter of fiscal 2017. The increase was primarily due to improved manufacturing and test yields on certain high volume parts (including the low-band PAD modules that were adversely affected by unfavorable inventory adjustments in the second quarter of fiscal 2017), favorable changes in product mix toward higher margin antenna control solutions, lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements) and lower stock compensation expense. These increases to gross margin were partially offset by higher intangible amortization, average selling price erosion, lower factory utilization and isolated costs associated with an air contamination issue in our Florida fabrication facility resulting from the after effects of Hurricane Irma.

•
Our operating income was $49.6 million for the three months ended September 30, 2017 as compared to operating income of $45.4 million for the three months ended October 1, 2016. The increase was primarily due to higher gross margin and lower research and development expense, partially offset by lower revenue and higher other operating expense.

•	Diluted net income per share for the second quarter of fiscal 2018 was $0.27 as compared to diluted net income per share of $0.09 for the second quarter of fiscal 2017.

•
Cash flow from operations was $219.9 million for the second quarter of fiscal 2018 as compared to $250.0 million for the second quarter of fiscal 2017. This year-over-year decrease was primarily a result of changes in accounts payable and accrued liabilities, partially offset by higher net income.

•
Capital expenditures were $67.8 million for the second quarter of fiscal 2018 as compared to $120.0 million for the second quarter of fiscal 2017. We expect capital expenditures in fiscal 2018 to be lower than capital expenditures in fiscal 2017 as the larger projects for increased filter capacity and manufacturing cost savings are completed.

•	During the second quarter of fiscal 2018, we repurchased approximately 0.8 million shares of our common stock for approximately $57.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 30, 2017 and October 1, 2016 (in thousands, except percentages):

	Three Months Ended
	September 30, 2017	% of Revenue	October 1, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$821,583	100.0%	$864,698	100.0%	$(43,115)	(5.0)%
Cost of goods sold	500,561	60.9	547,899	63.4	(47,338)	(8.6)
Gross profit	321,022	39.1	316,799	36.6	4,223	1.3
Research and development	111,398	13.6	126,078	14.6	(14,680)	(11.6)
Selling, general and administrative	138,867	16.9	138,583	16.0	284	0.2
Other operating expense	21,193	2.6	6,745	0.8	14,448	214.2
Operating income	$49,564	6.0%	$45,393	5.2%	$4,171	9.2%

	Six Months Ended
	September 30, 2017	% of Revenue	October 1, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,462,414	100.0%	$1,563,235	100.0%	$(100,821)	(6.4)%
Cost of goods sold	905,015	61.9	969,961	62.0	(64,946)	(6.7)
Gross profit	557,399	38.1	593,274	38.0	(35,875)	(6.0)
Research and development	227,897	15.6	243,215	15.6	(15,318)	(6.3)
Selling, general and administrative	278,298	19.0	282,178	18.0	(3,880)	(1.4)
Other operating expense	29,469	2.0	16,747	1.1	12,722	76.0
Operating income	$21,735	1.5%	$51,134	3.3%	$(29,399)	(57.5)%

Revenue decreased for the three and six months ended September 30, 2017, as compared to the three and six months ended October 1, 2016, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our Wi-Fi, defense and aerospace and cellular base station products.

Gross margin for the three and six months ended September 30, 2017 was 39.1% and 38.1%, respectively, as compared to 36.6% and 38.0%, respectively, for the three and six months ended October 1, 2016. The increase was primarily due to improved manufacturing and test yields on certain high volume parts (including the low-band PAD modules that were adversely affected by unfavorable inventory adjustments in the second quarter of fiscal 2017), favorable changes in product mix toward higher margin antenna control solutions, lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements) and lower stock compensation expense. These increases to gross margin were partially offset by higher intangible amortization, average selling price erosion, lower factory utilization and isolated costs associated with an air contamination issue in our Florida fabrication facility resulting from the after effects of Hurricane Irma.

Operating income increased for the three months ended September 30, 2017, as compared to the three months ended October 1, 2016, primarily due to higher gross margin and lower research and development expense, partially offset by lower revenue and higher other operating expense. Operating income decreased for the six months ended September 30, 2017, as compared to the six months ended October 1, 2016, primarily due to lower revenue and higher other operating expense, partially offset by lower research and development expense.

Operating Expenses

Research and development expense decreased for the three and six months ended September 30, 2017 as compared to the three and six months ended October 1, 2016, primarily due to the timing of expenditures on development projects and our efforts to rationalize our product portfolio to align it with our strategic and financial objectives.

Selling, general and administrative expense decreased $3.9 million, or 1.4%, for the six months ended September 30, 2017 as compared to the six months ended October 1, 2016, primarily due to lower personnel related costs (including stock compensation expense).

Other operating expense increased for the three and six months ended September 30, 2017 as compared to the three and six months ended October 1, 2016. During the second quarter of fiscal 2018, we initiated certain cost reduction actions including a headcount reduction plan, to improve operating efficiencies. This resulted in restructuring charges of approximately $7.0 million in the second quarter of fiscal 2018 and we estimate additional charges of approximately $10.0 million will be recognized over the remainder of fiscal 2018. In addition, during fiscal 2018, we incurred higher start-up costs related to new processes and operations in our facilities, which was partially offset by lower acquisition and integration related costs as compared to fiscal 2017.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	September 30, 2017	October 1, 2016	Increase (Decrease)	Percentage Change
Revenue	$630,397	$706,138	$(75,741)	(10.7)%
Operating income	172,892	164,397	8,495	5.2
Operating income as a % of revenue	27.4%	23.3%

	Six Months Ended
(In thousands, except percentages)	September 30, 2017	October 1, 2016	Decrease	Percentage Change
Revenue	$1,086,620	$1,253,215	$(166,595)	(13.3)%
Operating income	260,699	297,374	(36,675)	(12.3)
Operating income as a % of revenue	24.0%	23.7%

MP revenue decreased for the three and six months ended September 30, 2017 as compared to the three and six months ended October 1, 2016, primarily due to lower demand for our cellular RF solutions in support of customers based in China.

The increase in MP operating income as a percentage of revenue for the three and six months ended September 30, 2017 as compared to the three and six months ended October 1, 2016 was primarily due to higher gross margin and lower operating expense. Gross margin increased primarily due to improved manufacturing and test yields on certain high volume parts (including the low-band PAD modules that were adversely affected by unfavorable inventory adjustments in the second quarter of fiscal 2017), favorable changes in product mix toward higher margin antenna control solutions and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements). These increases to gross margin were partially offset by average selling price erosion, lower factory utilization and isolated costs associated with an air contamination issue in our Florida fabrication facility resulting from the after effects of Hurricane Irma. Operating expense decreased primarily due to the timing of expenditures on development projects and our efforts to rationalize our product portfolio to align it with our strategic and financial objectives.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	September 30, 2017	October 1, 2016	Increase	Percentage Change
Revenue	$190,216	$157,590	$32,626	20.7%
Operating income	57,649	32,416	25,233	77.8
Operating income as a % of revenue	30.3%	20.6%

	Six Months Ended
(In thousands, except percentages)	September 30, 2017	October 1, 2016	Increase	Percentage Change
Revenue	$373,854	$308,080	$65,774	21.3%
Operating income	107,235	67,067	40,168	59.9
Operating income as a % of revenue	28.7%	21.8%

Revenue increased for the three and six months ended September 30, 2017 as compared to the three and six months ended October 1, 2016, primarily due to higher demand for our Wi-Fi, defense and aerospace and cellular base station products.

The increase in IDP operating income for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016 was primarily due to higher revenue and higher gross margin (resulting from higher factory utilization and improved test yields).

The increase in IDP operating income for the six months ended September 30, 2017 as compared to the six months ended October 1, 2016 was primarily due to higher revenue.

See Note 11 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and six months ended September 30, 2017 and October 1, 2016.

Change in Estimate

During the first quarter of fiscal 2018, we changed our accounting estimate for the expected useful lives of certain machinery and equipment. We evaluated our current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with the implementation of several capital projects, including the migration of certain SAW processes from 4-inch to 6-inch toolsets and certain BAW processes from 6-inch to 8-inch toolsets. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, we determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $15.6 million and $29.8 million for the three and six months ended September 30, 2017, respectively. This decrease in depreciation expense for the three and six months ended September 30, 2017, resulted in the following: (1) an increase to income from operations of $15.1 million and $17.3 million, respectively; (2) an increase to net income of $14.1 million and $15.6 million, respectively; (3) an increase to diluted earnings per share of $0.10 and $0.12, respectively; and (4) a reduction to inventory of $0.5 million and $12.5 million, respectively.

This change in depreciable lives is expected to lower depreciation expense for the remainder of fiscal 2018 by approximately $30.0 million (increasing gross profit by approximately $25.0 million and decreasing operating expenses by approximately $5.0 million).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest expense	$(14,778)	$(15,554)	$(27,049)	$(30,741)
Interest income	1,058	192	1,824	470
Other expense	(192)	(311)	(1,126)	(811)
Income tax benefit (expense)	267	(17,873)	9,911	(13,880)

Interest Expense
During the three and six months ended September 30, 2017, we recorded interest expense related to our senior notes of $17.3 million and $34.6 million, respectively (which was offset by $3.2 million and $8.8 million of capitalized interest, respectively). During the three and six months ended October 1, 2016, we recorded interest expense of $17.3 million and $34.8 million, respectively (which was offset by $2.4 million and $5.4 million of capitalized interest, respectively).

Income Taxes
Our provision for income taxes for the three and six months ended September 30, 2017 and October 1, 2016 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and six months ended September 30, 2017 and October 1, 2016.

For the three and six months ended September 30, 2017, we had an income tax benefit of $0.3 million and $9.9 million, respectively, which was comprised primarily of tax benefit from domestic and international operations generating pre-tax book losses and tax benefit from the adoption of new accounting guidance related to stock compensation, partially offset by tax expense from international operations generating pre-tax book income and tax expense, for the six months only, from the adoption of new accounting guidance related to intra-entity transfers of assets. For the three and six months ended October 1, 2016, income tax expense was $17.9 million and $13.9 million, respectively, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 30, 2017, we had working capital of approximately $1,185.2 million, including $574.9 million in cash and cash equivalents, compared to working capital of approximately $1,042.8 million at April 1, 2017, including $545.5 million in cash and cash equivalents.

Our $574.9 million of total cash and cash equivalents as of September 30, 2017 includes approximately $477.4 million held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay U.S. taxes to repatriate.  Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries.

Stock Repurchases
On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the six months ended September 30, 2017, we repurchased approximately 1.2 million shares of our common stock for approximately $88.9 million. As of September 30, 2017, $293.1 million remains available for repurchases under this share repurchase program.

Cash Flows from Operating Activities
Operating activities for the six months ended September 30, 2017 generated cash of $323.5 million, compared to $309.4 million for the six months ended October 1, 2016. This year-over-year increase was driven by changes in working capital, primarily due to changes in accounts receivable due to timing of shipments, partially offset by changes in accounts payable and accrued liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities was $215.2 million for the six months ended September 30, 2017, compared to $186.8 million for the six months ended October 1, 2016. The cash used in investing activities in fiscal 2018 was primarily for capital expenditures related to the purchase of manufacturing equipment. Capital expenditures for the six months ended September 30, 2017 were lower by $58.2 million compared to the six months ended October 1, 2016. We expect capital expenditures in fiscal 2018 to be lower than capital expenditures in fiscal 2017 as the larger projects for increased filter capacity and manufacturing cost savings are completed.

Cash Flows from Financing Activities
Net cash used in financing activities was $80.1 million for the six months ended September 30, 2017, compared to net cash used in financing activities of $79.0 million for the six months ended October 1, 2016. The cash used in financing activities was primarily due to stock repurchases.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 7, 2015, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a $300.0 million revolving credit facility, which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $150.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Credit Agreement as of September 30, 2017.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. At September 30, 2017, we were in full compliance with these covenants. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Notes Offering On November 19, 2015, we completed an offering of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (collectively the "Notes"). The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by the Guarantors. Interest on both series of the Notes is payable semi-annually on June 1 and December 1 of each year and commenced on June 1, 2016. Interest paid on the Notes during the six months ended September 30, 2017 and October 1, 2016 was $34.4 million and $36.7 million, respectively.

The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the Notes.

Capital Commitments At September 30, 2017, we had capital commitments of approximately $55.5 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes. We expect capital expenditures in fiscal 2018 to be lower than capital expenditures in fiscal 2017 as the larger projects for increased filter capacity and manufacturing cost savings are completed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2, 2017 to July 29, 2017	—	$—	—	$350.1 million
July 30, 2017 to August 26, 2017	473	$69.66	473	$317.1 million
August 27, 2017 to September 30, 2017	334	$72.00	334	$293.1 million
Total	807	$70.63	807	$293.1 million

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

ITEM 6. EXHIBITS.

2.1	Deed of Amendment Relating to Contingent Acquisition Implementation Deed, between Qorvo US, Inc. and Cavendish Kinetics Limited, dated as of July 31, 2017 *

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and April 1, 2017; (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 30, 2017 and October 1, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and October 1, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and October 1, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

*    Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 2, 2017	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer