Form 10-Q
period 2017-12-30
Qorvo, Inc.
filed 2018-02-01
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017
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

As of January 24, 2018, there were 126,493,599 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents (Note 8)	$841,326	$545,463
Accounts receivable, less allowance of $231 and $58 as of December 30, 2017 and April 1, 2017, respectively	448,848	357,948
Inventories (Note 4)	422,907	430,454
Prepaid expenses	28,008	36,229
Other receivables	44,021	65,247
Other current assets	29,056	26,264
Total current assets	1,814,166	1,461,605
Property and equipment, net of accumulated depreciation of $875,942 at December 30, 2017 and $981,328 at April 1, 2017	1,417,141	1,391,932
Goodwill	2,173,889	2,173,914
Intangible assets, net of accumulated amortization of $1,663,549 at December 30, 2017 and $1,257,665 at April 1, 2017 (Note 5)	993,629	1,400,563
Long-term investments (Note 8)	62,756	35,494
Other non-current assets	65,066	58,815
Total assets	$6,526,647	$6,522,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,046	$216,246
Accrued liabilities	140,395	170,584
Other current liabilities	52,077	31,998
Total current liabilities	384,518	418,828
Long-term debt (Note 6)	1,088,730	989,154
Deferred tax liabilities (Note 7)	58,879	131,511
Other long-term liabilities (Note 7)	173,442	86,108
Total liabilities	1,705,569	1,625,601
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 126,473 and 126,464 shares issued and outstanding at December 30, 2017 and April 1, 2017, respectively	5,270,428	5,357,394
Accumulated other comprehensive loss, net of tax	(3,082)	(4,306)
Accumulated deficit	(446,268)	(456,366)
Total stockholders’ equity	4,821,078	4,896,722
Total liabilities and stockholders’ equity	$6,526,647	$6,522,323
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Revenue	$845,739	$826,347	$2,308,153	$2,389,582
Cost of goods sold	508,812	515,705	1,413,827	1,485,666
Gross profit	336,927	310,642	894,326	903,916
Operating expenses:
Research and development	106,411	111,951	334,308	355,166
Selling, general and administrative	126,555	130,672	404,853	412,850
Other operating expense (Note 9)	23,641	6,638	53,110	23,385
Total operating expenses	256,607	249,261	792,271	791,401
Income from operations	80,320	61,381	102,055	112,515
Interest expense (Note 6)	(16,338)	(14,464)	(43,387)	(45,205)
Interest income	2,215	233	4,039	703
Other expense	(757)	(2,609)	(1,883)	(3,420)

Income before income taxes	65,440	44,541	60,824	64,593

Income tax expense (Note 7)	(98,522)	(123,179)	(88,611)	(137,059)
Net loss	$(33,082)	$(78,638)	$(27,787)	$(72,466)

Net loss per share (Note 3):
Basic	$(0.26)	$(0.62)	$(0.22)	$(0.57)
Diluted	$(0.26)	$(0.62)	$(0.22)	$(0.57)

Weighted average shares of common stock outstanding (Note 3):
Basic	127,034	126,852	127,084	127,313
Diluted	127,034	126,852	127,084	127,313

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net loss	$(33,082)	$(78,638)	$(27,787)	$(72,466)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	57	(28)	156	45
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	795	162	1,517	(596)
Reclassification adjustments, net of tax:
Foreign currency gain included in net loss	—	—	(581)	—
Amortization of pension actuarial loss	45	42	132	130
Other comprehensive income (loss)	897	176	1,224	(421)
Total comprehensive loss	$(32,185)	$(78,462)	$(26,563)	$(72,887)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(27,787)	$(72,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	132,879	153,286
Amortization and other non-cash items	408,040	365,932
Excess tax benefit from exercises of stock options	—	(12)
Deferred income taxes	(36,657)	(19,382)
Foreign currency adjustments	3,244	3,267
Loss on investments and other assets, net	10,611	444
Stock-based compensation expense	58,299	73,291
Changes in operating assets and liabilities:
Accounts receivable, net	(91,051)	(100,374)
Inventories	6,974	19,151
Prepaid expenses and other current and non-current assets	26,130	(2,145)
Accounts payable and accrued liabilities	(338)	16,742
Income tax (recoverable) / payable	94,566	86,873
Other liabilities	8,652	5,142
Net cash provided by operating activities	593,562	529,749
Investing activities:
Purchase of property and equipment	(237,658)	(386,955)
Purchase of a business, net of cash acquired	—	(118,002)
Proceeds from maturities and sales of available-for-sale securities	—	186,793
Other investing activities	(8,713)	(5,090)
Net cash used in investing activities	(246,371)	(323,254)
Financing activities:
Proceeds from debt issuances	100,000	—
Issuance costs	(1,903)	—
Repurchase of common stock, including transaction costs	(168,935)	(158,491)
Proceeds from the issuance of common stock	42,121	38,417
Tax withholding paid on behalf of employees for restricted stock units	(24,343)	(15,034)
Excess tax benefit from exercises of stock options	—	12
Other financing activities	—	20
Net cash used in financing activities	(53,060)	(135,076)

Effect of exchange rate changes on cash	1,771	(1,358)
Net increase in cash, cash equivalents and restricted cash	295,902	70,061
Cash, cash equivalents and restricted cash at the beginning of the period	545,779	426,062
Cash, cash equivalents and restricted cash at the end of the period	$841,681	$496,123
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$26,743	$59,491

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

As of December 30, 2017 and April 1, 2017, restricted cash of $0.4 million and $0.3 million, respectively, was included in "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheets.

2.    CHANGE IN ESTIMATE

During the first quarter of fiscal 2018, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its implementation of several capital projects, including the migration of certain surface acoustic wave ("SAW") processes from 4-inch to 6-inch toolsets and certain bulk acoustic wave ("BAW") processes from 6-inch to 8-inch toolsets. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $15.6 million and $45.4 million for the three and nine months ended December 30, 2017, respectively. This decrease in depreciation expense for the three and nine months ended December 30, 2017, resulted in the following: (1) an increase to income from operations of $15.4 million and $32.7 million, respectively; (2) an increase to net income of $14.9 million and $30.5 million, respectively; (3) an improvement to earnings per share of $0.12 and $0.24, respectively; and (4) a reduction to inventory of $0.2 million and $12.7 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Numerator:
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(33,082)	$(78,638)	$(27,787)	$(72,466)
Denominator:
Denominator for basic net loss per share — weighted average shares	127,034	126,852	127,084	127,313
Effect of dilutive securities:
Stock-based awards	—	—	—	—
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	127,034	126,852	127,084	127,313
Basic net loss per share	$(0.26)	$(0.62)	$(0.22)	$(0.57)
Diluted net loss per share	$(0.26)	$(0.62)	$(0.22)	$(0.57)

In the computation of diluted net loss per share for the three and nine months ended December 30, 2017, outstanding options to purchase 3.4 million shares and 3.8 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three and nine months ended December 31, 2016, outstanding options to purchase 4.6 million shares and 4.9 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

4. INVENTORIES
Inventories are stated at the lower of cost or net realizable value based on standard costs, which approximate actual average costs. The components of inventories, net of reserves, are as follows (in thousands):

	December 30, 2017	April 1, 2017
Raw materials	$94,975	$92,282
Work in process	204,634	198,339
Finished goods	123,298	139,833
Total inventories	$422,907	$430,454

5. INTANGIBLE ASSETS
Total intangible assets decreased to $993.6 million as of December 30, 2017, compared to $1,400.6 million as of April 1, 2017. This decrease was largely due to amortization expense of $406.4 million for the nine months ended December 30, 2017, primarily related to developed technology and customer relationships (which had net book values of $576.5 million and $406.4 million respectively, as of December 30, 2017).

6. DEBT

Credit Agreement
On December 5, 2017, the Company and certain of its material domestic subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

date, $100.0 million of the Term Loan was funded, with the remainder available, at the discretion of the Company, in up to two draws within six months following the closing date. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at its option and at any time, that the Credit Facility be increased by an amount not to exceed $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Upon execution of the Credit Agreement, the Company terminated its prior credit agreement, dated as of April 7, 2015, as amended, with Bank of America, N.A., thus terminating and releasing the Company’s obligations and guarantees of certain of its subsidiaries under that agreement.

The Company had no outstanding amounts under the Revolving Facility as of December 30, 2017. The Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the Term Loan approximated book value as of December 30, 2017.

At the Company’s option, loans under the Credit Agreement bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three, six or twelve months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.125% per annum to 1.375% per annum. The Applicable Rate for Base Rate loans ranges from 0.125% per annum to 0.375% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including the following financial covenants that the Company must maintain (i) a consolidated leverage ratio not to exceed 3.0 to 1.0 as of the end of any fiscal quarter of the Company, provided that in connection with a permitted acquisition in excess of $300.0 million, the Company's maximum consolidated leverage ratio may increase on two occasions during the term of the Credit Facility to 3.5 to 1.0 for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs and (ii) an interest coverage ratio not to be less than 3.0 to 1.0 as of the end of any fiscal quarter of the Company. As of December 30, 2017, the Company was in compliance with these covenants.

The Credit Agreement also contains customary events of default. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 2.00%, termination of undrawn commitments under the Credit Facility, declaration that all outstanding loans are due and payable and requiring cash collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Interest is payable on June 1 and December 1 of each year on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. Interest paid on the Notes during the three and nine months ended December 30, 2017 was $34.5 million and $68.9 million, respectively. Interest paid on the Notes during the three and nine months ended December 31, 2016 was $34.5 million and $71.2 million, respectively.

The 2023 Notes and the 2025 Notes are traded over the counter and their fair values as of December 30, 2017 of $484.9 million and $613.9 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively), were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $489.4 million and $607.8 million, respectively, as of April 1, 2017, based upon the values of their last trade at the end of the period.

Interest Expense
During the three and nine months ended December 30, 2017, the Company recognized $17.7 million and $52.3 million, respectively, of interest expense related to the Notes and the Term Loan which was partially offset by $2.0 million and $10.8 million, respectively, of interest capitalized to property and equipment. During the three and nine months ended December 31, 2016, the Company recognized $17.4 million and $52.2 million, respectively, of interest expense related to the Notes, which was partially offset by $3.6 million and $9.0 million, respectively, of interest capitalized to property and equipment.

7. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 30, 2017 and December 31, 2016 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and nine months ended December 30, 2017 and December 31, 2016.

The Company’s income tax expense was $98.5 million and $88.6 million for the three and nine months ended December 30, 2017, respectively, and the Company's income tax expense was $123.2 million and $137.1 million for the three and nine months ended December 31, 2016, respectively. The Company’s effective tax rate was 150.6% and 145.7% for the three and nine months ended December 30, 2017, respectively, and 276.6% and 212.2% for the three and nine months ended December 31, 2016, respectively. The Company's effective tax rate for the three and nine months ended December 30, 2017 differed from the statutory rate primarily due to a net discrete provisional tax expense of $95.9 million resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"), changes in unrecognized tax benefits, a discrete tax expense, for the nine months only, associated with intra-entity transfers in accordance with the new guidance for the intra-entity transfer of assets other than

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

inventory (Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory") offset by tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated and a discrete tax benefit for excess stock compensation deductions in accordance with the new guidance for accounting for employee share-based payments (ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"). The Company's effective tax rate for the three and nine months ended December 31, 2016 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits and the timing of when income and loss is recognized in the various tax jurisdictions.

U.S. Tax Reform
On December 22, 2017, the Tax Act was signed into law in the U.S. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, providing 100% bonus depreciation through December 31, 2022 and implementing a territorial tax system. Due to the timing of the Company's fiscal year, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. However, the Tax Act implements a territorial tax system, which eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the quarter ended December 30, 2017, the impact of these changes, along with the transitional deemed repatriation of the historical earnings of foreign subsidiaries, resulted in a discrete provisional tax expense of approximately $95.9 million. This is comprised of a provisional repatriation tax expense of $139.5 million, offset by a provisional deferred tax benefit of $43.6 million from the remeasurement of U.S. deferred tax assets and liabilities. Both the tax charge and the tax benefit represent provisional amounts and the Company’s current best estimates.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Act and the application of Accounting Standards Codification ("ASC") 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company is currently still in the process of analyzing the impact of the GILTI tax rules and, as a result, the Company has not made any provisional adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

The Tax Act allows the tax liability arising from the transitional deemed repatriation of the historical earnings of foreign subsidiaries to be paid on an installment basis over eight years, resulting in an increase in the long-term tax liability account included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, evolving technical interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, clarification on the application of accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to provisional amounts the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings and tax liabilities, deferred tax assets and liabilities, earnings and profits at foreign subsidiaries, tax pools at foreign subsidiaries, foreign tax credits and foreign exchange rates. SEC Staff Accounting Bulletin (“SAB”) No. 118 issued December 22, 2017, allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will finalize and record any resulting adjustments within this one-year measurement period.

The Company had $841.3 million of total cash and cash equivalents as of December 30, 2017, including $476.8 million held by Qorvo International Pte. Ltd. in Singapore. As a result of the deemed repatriation of the historical earnings, the impact of GILTI on future earnings, and Singapore not imposing a withholding tax on dividends, the Company no longer takes the position that earnings are permanently reinvested for this operating subsidiary in Singapore.

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company increased the deferred tax assets for both the domestic federal and state tax net operating loss (“NOL”) carry-forwards by $36.7 million due to the adoption of new accounting guidance for stock compensation (ASU 2016-09) in the first quarter of fiscal 2018.

In the third quarter of fiscal 2018, the Company provisionally decreased the net U.S. deferred tax liability by $43.6 million to account for the reduction in the U.S. federal corporate income tax rate from 35% to 21% with the enactment of the Tax Act.

The Company has domestic federal and state tax NOL carry-forwards that, if unused, will expire in fiscal years 2020 to 2036 and 2018 to 2036, respectively. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $90.6 million as of the end of fiscal 2017 to $102.3 million as of the end of the third quarter of fiscal 2018, primarily due to tax positions taken with respect to the current fiscal year.

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments
The following is a summary of cash equivalents and available-for-sale securities as of December 30, 2017 and April 1, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 30, 2017
Auction rate securities	$2,150	$—	$(155)	$1,995
Money market funds	60	—	—	60
	$2,210	$—	$(155)	$2,055
April 1, 2017
Auction rate securities	$2,150	$—	$(429)	$1,721
Money market funds	14	—	—	14
	$2,164	$—	$(429)	$1,735

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 30, 2017 and April 1, 2017. The Company determines the cost of an investment sold based on the specific identification method.

The expected maturity distribution of cash equivalents and available-for-sale securities is as follows (in thousands):

	December 30, 2017		April 1, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$260	$249	$14	$14
Due after ten years	1,950	1,806	2,150	1,721
Total cash equivalents and available-for-sale securities	$2,210	$2,055	$2,164	$1,735

Other Investments
On August 4, 2015, the Company invested $25.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited (Cavendish), a private limited company incorporated in England and Wales. On July 31, 2017, the Company invested an additional $20.0 million in Cavendish Series F Preferred Stock. The Company began accounting for this investment under the equity method (on a one quarter lag basis) on July 31, 2017. As of December 30, 2017, this investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 30, 2017 and April 1, 2017 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 30, 2017
Assets
Money market funds	$60	$60	$—
Auction rate securities ("ARS") (1)	1,995	—	1,995
Invested funds in deferred compensation plan (2)	13,900	13,900	—
Total assets measured at fair value	$15,955	$13,960	$1,995
Liabilities
Deferred compensation plan obligation (2)	$13,900	$13,900	$—
Total liabilities measured at fair value	$13,900	$13,900	$—

April 1, 2017
Assets
Money market funds	$14	$14	$—
Auction rate securities (1)	1,721	—	1,721
Invested funds in deferred compensation plan (2)	10,237	10,237	—
Total assets measured at fair value	$11,972	$10,251	$1,721
Liabilities
Deferred compensation plan obligation (2)	$10,237	$10,237	$—
Total liabilities measured at fair value	$10,237	$10,237	$—

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

As of December 30, 2017 and April 1, 2017, the Company did not have any Level 3 assets or liabilities.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 6 for the fair value of the Company's long-term debt.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. RESTRUCTURING

In the second quarter of fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As a result of these actions, restructuring charges of approximately $8.2 million and $15.0 million, respectively (primarily related to employee termination benefits), and a loss on asset disposal of approximately $6.7 million and $9.7 million, respectively, were recorded in "Other operating expense" in the Condensed Consolidated Statement of Operations, for the three and nine months ended December 30, 2017. The Company expects to record approximately $1.8 million of additional restructuring charges primarily associated with employee termination benefits.

As of December 30, 2017, restructuring obligations relating to employee termination benefits totaled $7.6 million and are included in “Accrued liabilities” in the Consolidated Balance Sheets.

10. STOCK REPURCHASES

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the three and nine months ended December 30, 2017, the Company repurchased approximately 1.1 million shares and 2.3 million shares of its common stock for approximately $80.0 million and $168.9 million, respectively. As of December 30, 2017, $213.1 million remains available for repurchases under this share repurchase program.

During the three and nine months ended December 31, 2016, the Company repurchased approximately 1.3 million shares and 2.9 million shares of its common stock for approximately $67.1 million and $158.5 million, respectively.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to adopt the standard early in the first quarter of fiscal 2018 using the modified retrospective method, which requires a cumulative adjustment to retained earnings as of the beginning of the period of adoption. The cumulative adjustment to the December 30, 2017 Condensed Consolidated Balance Sheet was approximately $1.3 million. For the three and nine months ended December 30, 2017, the Company recognized a discrete tax expense of less than $0.1 million and $5.4 million, respectively, related to intra-entity transfers of assets.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new guidance simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows, and became effective for the Company in the first quarter of fiscal 2018. As a result of adoption, the Company recognized a cumulative-effect adjustment to reduce the Company's accumulated deficit by $36.7 million with a

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits that had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three and nine months ended December 30, 2017, the Company recognized a discrete tax benefit of $0.6 million and $9.9 million, respectively, related to the excess tax benefits from stock-based compensation. The Company plans to continue its existing practice of estimating expected forfeitures in determining compensation cost.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  This new standard provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  The new guidance will become effective for the Company in the first quarter of fiscal 2019 and permits the use of either a retrospective approach or a modified retrospective approach, under which the cumulative effect of adoption is recognized at the date of initial application. The Company has established a cross-functional team to assess the potential impact of the new revenue standard and this assessment will be completed during fiscal 2018.  The Company's assessment process consists of reviewing its current accounting policies and practices and its customer contracts to identify potential differences that may result from applying the requirements of the new standard to its contracts and identifying appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company's revenue is generated principally from sales of semiconductor products. The Company currently expects that under the new standard, a substantial majority of its revenue will continue to be recognized at a "point in time" as products are shipped to, or received by, customers. In limited circumstances the products sold are highly customized and have no alternative use, and the Company has an enforceable right to payment (with a reasonable margin) for performance completed to date. For the contracts related to these products, the Company expects that it will recognize revenue "over time" as performance obligations are satisfied. This will accelerate revenue recognition because revenue for these products currently is recognized as the products are shipped to, or received by, customers. While the Company has made substantial progress in identifying the likely impacts of the new standard, it has not yet quantified the potential impact. The Company expects that it will have additional disclosure related to revenue recognition, including judgments made, under the new standard. The Company will continue to evaluate the impact of the new standard, including any necessary changes to internal controls, and prepare for adoption in the first quarter of fiscal 2019. The Company will adopt the standard using the modified retrospective approach.

12. OPERATING SEGMENT INFORMATION

The Company's operating segments as of December 30, 2017 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income and non-GAAP operating income as a percentage of revenue.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. IDP products include gallium arsenide and gallium nitride PAs, LNAs, switches, Complementary Metal Oxide Semiconductor ("CMOS") system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring charges, intellectual property rights litigation settlement, start-up costs, and (loss) gain on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Revenue:
MP	$642,089	$656,788	$1,728,709	$1,910,003
IDP	202,680	168,589	576,534	476,669
All other (1)	970	970	2,910	2,910
Total revenue	$845,739	$826,347	$2,308,153	$2,389,582
Income from operations:
MP	$190,990	$163,401	$451,689	$460,775
IDP	63,281	45,278	170,516	112,345
All other	(173,951)	(147,298)	(520,150)	(460,605)
Income from operations	80,320	61,381	102,055	112,515
Interest expense	(16,338)	(14,464)	(43,387)	(45,205)
Interest income	2,215	233	4,039	703
Other expense	(757)	(2,609)	(1,883)	(3,420)
Income before income taxes	$65,440	$44,541	$60,824	$64,593

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Reconciliation of “All other” category:
Stock-based compensation expense	$(13,715)	$(16,655)	$(58,299)	$(73,291)
Amortization of intangible assets	(135,743)	(121,969)	(406,068)	(360,960)
Acquisition and integration related costs	(2,723)	(5,426)	(8,113)	(21,148)
Restructuring charges	(8,958)	(437)	(16,942)	(1,319)
Start-up costs	(5,415)	(2,207)	(19,168)	(6,295)
Other (expense) income (including (loss) gain on assets and other miscellaneous corporate overhead)	(7,397)	(604)	(11,560)	2,408
Loss from operations for “All other”	$(173,951)	$(147,298)	$(520,150)	$(460,605)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The Company made certain immaterial corrections to the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended December 31, 2016. An adjustment to income in subsidiaries for the Guarantor subsidiaries of $(92.1) million has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three months ended December 31, 2016 to properly reflect equity method accounting for the Guarantor subsidiaries’ ownership interests in non-guarantor subsidiaries. An adjustment to income from operations and income in subsidiaries for the Guarantor subsidiaries of $26.7 million and $1.8 million, respectively, has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the nine months ended December 31, 2016, to properly reflect intercompany transactions between Guarantor and non-guarantor subsidiaries and equity method accounting for the Guarantor subsidiaries’ ownership interests in non-guarantor subsidiaries. An adjustment to income from operations for the non-guarantor subsidiaries of $228.9 million and $158.9 million has been presented in the Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended December 31, 2016, respectively, to properly reflect intercompany transactions between Guarantor and non-guarantor subsidiaries. These immaterial corrections relate solely to presentation between the Company and its subsidiaries and only impact the financial statements included in this footnote.  These corrections do not affect the Company’s consolidated financial statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$249,637	$591,689	$—	$841,326
Accounts receivable, less allowance	—	65,678	383,170	—	448,848
Intercompany accounts and notes receivable	—	295,369	30,113	(325,482)	—
Inventories	—	173,678	272,536	(23,307)	422,907
Prepaid expenses	—	19,375	8,633	—	28,008
Other receivables	—	7,621	36,400	—	44,021
Other current assets	38,990	28,067	989	(38,990)	29,056
Total current assets	38,990	839,425	1,323,530	(387,779)	1,814,166
Property and equipment, net	—	1,123,650	293,878	(387)	1,417,141
Goodwill	—	1,121,941	1,051,948	—	2,173,889
Intangible assets, net	—	445,525	548,104	—	993,629
Long-term investments	—	2,032	60,724	—	62,756
Long-term intercompany accounts and notes receivable	—	429,900	116,122	(546,022)	—
Investment in subsidiaries	6,173,284	2,771,958	—	(8,945,242)	—
Other non-current assets	51,262	32,087	31,717	(50,000)	65,066
Total assets	$6,263,536	$6,766,518	$3,426,023	$(9,929,430)	$6,526,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$69,986	$122,060	$—	$192,046
Intercompany accounts and notes payable	—	30,113	295,369	(325,482)	—
Accrued liabilities	5,824	92,481	41,856	234	140,395
Other current liabilities	—	12,790	39,287	—	52,077
Total current liabilities	5,824	205,370	498,572	(325,248)	384,518
Long-term debt	1,088,730	—	—	—	1,088,730
Deferred tax liabilities	—	89,127	19,753	(50,001)	58,879
Long-term intercompany accounts and notes payable	347,904	116,122	81,996	(546,022)	—
Other long-term liabilities	—	119,698	53,744	—	173,442
Total liabilities	1,442,458	530,317	654,065	(921,271)	1,705,569
Total stockholders’ equity	4,821,078	6,236,201	2,771,958	(9,008,159)	4,821,078
Total liabilities and stockholders’ equity	$6,263,536	$6,766,518	$3,426,023	$(9,929,430)	$6,526,647

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$301,077	$751,995	$(207,333)	$845,739
Cost of goods sold	—	212,574	473,330	(177,092)	508,812
Gross profit	—	88,503	278,665	(30,241)	336,927
Operating expenses:
Research and development	7,101	6,842	97,842	(5,374)	106,411
Selling, general and administrative	6,381	57,166	88,016	(25,008)	126,555
Other operating expense	234	15,799	7,466	142	23,641
Total operating expenses	13,716	79,807	193,324	(30,240)	256,607
Income (loss) from operations	(13,716)	8,696	85,341	(1)	80,320
Interest expense	(16,001)	(557)	(393)	613	(16,338)
Interest income	—	614	2,214	(613)	2,215
Other expense	—	(549)	(208)	—	(757)
Income (loss) before income taxes	(29,717)	8,204	86,954	(1)	65,440
Income tax expense	(30,116)	(59,974)	(8,432)	—	(98,522)
Income in subsidiaries	26,751	78,522	—	(105,273)	—
Net (loss) income	$(33,082)	$26,752	$78,522	$(105,274)	$(33,082)

Comprehensive (loss) income	$(32,185)	$28,630	$82,312	$(110,942)	$(32,185)

	Condensed Consolidating Statement of Operations and Comprehensive Loss
	Three Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$298,334	$777,326	$(249,313)	$826,347
Cost of goods sold	—	227,556	548,314	(260,165)	515,705
Gross profit	—	70,778	229,012	10,852	310,642
Operating expenses:
Research and development	9,115	1,961	106,749	(5,874)	111,951
Selling, general and administrative	7,540	61,606	88,590	(27,064)	130,672
Other operating expense	—	6,088	539	11	6,638
Total operating expenses	16,655	69,655	195,878	(32,927)	249,261
Income (loss) from operations	(16,655)	1,123	33,134	43,779	61,381
Interest expense	(14,090)	(594)	(895)	1,115	(14,464)
Interest income	—	915	433	(1,115)	233
Other expense	—	(1,295)	(1,314)	—	(2,609)
Income (loss) before income taxes	(30,745)	149	31,358	43,779	44,541
Income tax (expense) benefit	9,420	(9,101)	(123,498)	—	(123,179)
Income in subsidiaries	(57,313)	(92,140)	—	149,453	—
Net loss	$(78,638)	$(101,092)	$(92,140)	$193,232	$(78,638)

Comprehensive loss	$(78,462)	$(101,120)	$(91,936)	$193,056	$(78,462)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Nine Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$829,625	$2,108,231	$(629,703)	$2,308,153
Cost of goods sold	—	592,928	1,346,505	(525,606)	1,413,827
Gross profit	—	236,697	761,726	(104,097)	894,326
Operating expenses:
Research and development	20,600	34,728	292,926	(13,946)	334,308
Selling, general and administrative	37,252	190,336	268,072	(90,807)	404,853
Other operating expense	448	39,659	12,764	239	53,110
Total operating expenses	58,300	264,723	573,762	(104,514)	792,271
Income (loss) from operations	(58,300)	(28,026)	187,964	417	102,055
Interest expense	(42,367)	(1,689)	(1,161)	1,830	(43,387)
Interest income	—	1,439	4,430	(1,830)	4,039
Other (expense) income	—	207	(2,090)	—	(1,883)
Income (loss) before income taxes	(100,667)	(28,069)	189,143	417	60,824
Income tax (expense) benefit	5,657	(76,149)	(18,119)	—	(88,611)
Income in subsidiaries	67,223	171,024	—	(238,247)	—
Net (loss) income	$(27,787)	$66,806	$171,024	$(237,830)	$(27,787)

Comprehensive (loss) income	$(26,563)	$68,783	$172,528	$(241,311)	$(26,563)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Nine Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,030,877	$2,329,712	$(971,007)	$2,389,582
Cost of goods sold	—	785,654	1,609,839	(909,827)	1,485,666
Gross profit	—	245,223	719,873	(61,180)	903,916
Operating expenses:
Research and development	27,032	24,239	320,280	(16,385)	355,166
Selling, general and administrative	46,259	192,933	282,444	(108,786)	412,850
Other operating expense	—	9,827	7,426	6,132	23,385
Total operating expenses	73,291	226,999	610,150	(119,039)	791,401
Income (loss) from operations	(73,291)	18,224	109,723	57,859	112,515
Interest expense	(44,025)	(2,001)	(2,793)	3,614	(45,205)
Interest income	—	3,906	204	(3,407)	703
Other expense	—	(1,427)	(478)	(1,515)	(3,420)
Income (loss) before income taxes	(117,316)	18,702	106,656	56,551	64,593
Income tax (expense) benefit	37,039	(69,252)	(104,846)	—	(137,059)
Income in subsidiaries	7,811	1,810	—	(9,621)	—
Net (loss) income	$(72,466)	$(48,740)	$1,810	$46,930	$(72,466)

Comprehensive (loss) income	$(72,887)	$(48,695)	$1,344	$47,351	$(72,887)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$53,060	$175,303	$365,199	$—	$593,562
Investing activities:
Purchase of property and equipment	—	(198,517)	(39,141)	—	(237,658)
Other investing activities	—	21,534	(30,247)	—	(8,713)
Net transactions with related parties	—	24,100	(24,100)	—	—
Net cash used in investing activities	—	(152,883)	(93,488)	—	(246,371)
Financing activities:
Proceeds from debt issuances	100,000	—	—	—	100,000
Debt issuance costs	(1,903)	—	—	—	(1,903)
Proceeds from the issuance of common stock	42,121	—	—	—	42,121
Repurchase of common stock, including transaction costs	(168,935)	—	—	—	(168,935)
Tax withholding paid on behalf of employees for restricted stock units	(24,343)	—	—	—	(24,343)
Net transactions with related parties	—	1,031	(1,031)	—	—
Net cash (used in) provided by financing activities	(53,060)	1,031	(1,031)	—	(53,060)
Effect of exchange rate changes on cash	—	—	1,771	—	1,771
Net increase in cash, cash equivalents and restricted cash	—	23,451	272,451	—	295,902
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$249,637	$592,044	$—	$841,681

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 31, 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$135,096	$72,178	$322,475		$529,749
Investing activities:
Purchase of property and equipment	—	(275,018)	(111,937)	—	(386,955)
Purchase of a business, net of cash acquired	—	—	(118,002)	—	(118,002)
Proceeds from maturities and sales of available-for-sale securities	—	186,793	—	—	186,793
Other investing activities	—	3,810	(8,900)	—	(5,090)
Net cash used in investing activities	—	(84,415)	(238,839)	—	(323,254)
Financing activities:
Excess tax benefit from exercises of stock options	12	—	—	—	12
Proceeds from the issuance of common stock	38,417	—	—	—	38,417
Repurchase of common stock, including transaction costs	(158,491)	—	—	—	(158,491)
Tax withholding paid on behalf of employees for restricted stock units	(15,034)	—	—	—	(15,034)
Other financing activities	—	20	—	—	20
Net transactions with related parties	—	1,238	(1,238)		—
Net cash (used in) provided by financing activities	(135,096)	1,258	(1,238)	—	(135,076)
Effect of exchange rate changes on cash	—	—	(1,358)	—	(1,358)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(10,979)	81,040	—	70,061
Cash, cash equivalents and restricted cash at the beginning of the period	—	220,633	205,429	—	426,062
Cash, cash equivalents and restricted cash at the end of the period	$—	$209,654	$286,469	$—	$496,123

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

•
changes in tax laws or the interpretation of such tax laws, including the Tax Cuts and Jobs Act enacted during the third quarter of fiscal 2018, and changes in generally accepted accounting principles;

•	the impact of the implementation of the Tax Cuts and Jobs Act on our business and results of operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

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

We are a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency ("RF") solutions, highly differentiated semiconductor technologies, deep systems-level expertise and high volume scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity and other Internet of Things ("IoT"), including smart home applications. Within these markets, our products enable a broad range of leading-edge applications — from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

We employ more than 8,500 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in the U.S. (Florida, North Carolina, Oregon and Texas), and our primary assembly and test facilities are in China, Costa Rica, Germany and the U.S. (Texas). We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the IoT. Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. Our IDP products include GaAs and GaN PAs, LNAs, switches, Complementary Metal Oxide Semiconductor ("CMOS") system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

As of December 30, 2017, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

THIRD QUARTER FISCAL 2018 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 2.3% as compared to the third quarter of fiscal 2017, primarily due to higher demand for our cellular RF solutions in support of our largest customer as well as higher demand for our defense and aerospace products and our Wi-Fi products, partially offset by lower demand for our cellular RF solutions in support of customers based in China.

•
Gross margin for the third quarter of fiscal 2018 was 39.8% as compared to 37.6% for the third quarter of fiscal 2017. The increase was primarily due to favorable changes in product mix within our cellular RF solutions and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements), partially offset by higher intangible amortization, average selling price erosion and lower factory utilization.

•	Our operating income was $80.3 million for the three months ended December 30, 2017 as compared to operating income of $61.4 million for the three months ended December 31, 2016.

•	Diluted net loss per share for the third quarter of fiscal 2018 was $0.26 as compared to diluted net loss per share of $0.62 for the third quarter of fiscal 2017.

•	Cash flow from operations was $270.1 million for the third quarter of fiscal 2018 as compared to $220.4 million for the third quarter of fiscal 2017.

•
Capital expenditures were $45.5 million for the third quarter of fiscal 2018 as compared to $136.5 million for the third quarter of fiscal 2017. This year-over-year decrease was primarily due to lower capital expenditures related to projects initiated in fiscal 2017 to increase premium filter capacity and for manufacturing cost savings initiatives.

•
The Tax Cuts and Jobs Act (the "Tax Act"), enacted during the third quarter of fiscal 2018, lowers the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018 and implements a territorial tax system that will allow the repatriation of future foreign earnings without incurring additional U.S. federal income tax.  This tax law change resulted in a provisional tax benefit of $43.6 million to reduce the U.S. deferred tax assets and liabilities and a provisional tax expense of $139.5 million for the one-time deemed repatriation of our historical unremitted foreign earnings.

•	During the third quarter of fiscal 2018, we repurchased approximately 1.1 million shares of our common stock for approximately $80.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 30, 2017 and December 31, 2016 (in thousands, except percentages):

	Three Months Ended
	December 30, 2017	% of Revenue	December 31, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$845,739	100.0%	$826,347	100.0%	$19,392	2.3%
Cost of goods sold	508,812	60.2	515,705	62.4	(6,893)	(1.3)
Gross profit	336,927	39.8	310,642	37.6	26,285	8.5
Research and development	106,411	12.6	111,951	13.6	(5,540)	(4.9)
Selling, general and administrative	126,555	14.9	130,672	15.8	(4,117)	(3.2)
Other operating expense	23,641	2.8	6,638	0.8	17,003	256.1
Operating income	$80,320	9.5%	$61,381	7.4%	$18,939	30.9%

	Nine Months Ended
	December 30, 2017	% of Revenue	December 31, 2016	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,308,153	100.0%	$2,389,582	100.0%	$(81,429)	(3.4)%
Cost of goods sold	1,413,827	61.3	1,485,666	62.2	(71,839)	(4.8)
Gross profit	894,326	38.7	903,916	37.8	(9,590)	(1.1)
Research and development	334,308	14.5	355,166	14.8	(20,858)	(5.9)
Selling, general and administrative	404,853	17.5	412,850	17.3	(7,997)	(1.9)
Other operating expense	53,110	2.3	23,385	1.0	29,725	127.1
Operating income	$102,055	4.4%	$112,515	4.7%	$(10,460)	(9.3)%

Revenue increased for the three months ended December 30, 2017, as compared to the three months ended December 31, 2016, primarily due to higher demand for our cellular RF solutions in support of our largest customer as well as higher demand for our defense and aerospace products and our Wi-Fi products, partially offset by lower demand for our cellular RF solutions in support of customers based in China.

Revenue decreased for the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our cellular RF solutions in support of our largest customer as well as higher demand for our defense and aerospace and our Wi-Fi products.

Gross margin for the three months ended December 30, 2017 was 39.8%, as compared to 37.6% for the three months ended December 31, 2016. The increase was primarily due to favorable changes in product mix within our cellular RF solutions and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements), partially offset by higher intangible amortization, average selling price erosion and lower factory utilization.

Gross margin for the nine months ended December 30, 2017 was 38.7%, as compared to 37.8% for the nine months ended December 31, 2016. The increase was primarily due to favorable changes in product mix within our cellular RF solutions, improved manufacturing and test yields on certain high volume parts (including the low-band PAD modules that were adversely affected by unfavorable inventory adjustments in the second quarter of fiscal 2017) and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements). These increases to gross margin were partially offset by higher intangible amortization, average selling price erosion and lower factory utilization.

Operating Expenses

Research and development expense decreased for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, primarily due to ongoing efforts to optimize our product portfolio and restructuring actions that were initiated during the second quarter of fiscal 2018 to improve operating efficiencies.

Selling, general and administrative expense decreased for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, primarily due to restructuring actions that were initiated during the second quarter of fiscal 2018 to improve operating efficiencies.

Other operating expense increased for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, primarily due to restructuring actions that were initiated during the second quarter of fiscal 2018 to improve operating efficiencies. As a result of these actions, restructuring charges of approximately $8.2 million and $15.0 million, respectively (primarily related to employee termination benefits), and a loss on asset disposal of approximately $6.7 million and $9.7 million, respectively, were recorded for the three and nine months ended December 30, 2017. We expect to record additional restructuring charges of approximately $1.8 million primarily associated with employee termination benefits. In addition, for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, we recorded higher start-up costs, partially offset by lower acquisition and integration related costs.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	December 30, 2017	December 31, 2016	Increase (Decrease)	Percentage Change
Revenue	$642,089	$656,788	$(14,699)	(2.2)%
Operating income	190,990	163,401	27,589	16.9
Operating income as a % of revenue	29.7%	24.9%

	Nine Months Ended
(In thousands, except percentages)	December 30, 2017	December 31, 2016	Decrease	Percentage Change
Revenue	$1,728,709	$1,910,003	$(181,294)	(9.5)%
Operating income	451,689	460,775	(9,086)	(2.0)
Operating income as a % of revenue	26.1%	24.1%

MP revenue decreased for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our cellular RF solutions in support of our largest customer.

The increase in MP operating income as a percentage of revenue for the three months ended December 30, 2017, as compared to the three months ended December 31, 2016, was primarily due to higher gross margin and lower operating expense. Gross margin increased primarily due to favorable changes in product mix within our cellular RF solutions and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements), partially offset by average selling price erosion and lower factory utilization. Operating expense decreased primarily due to ongoing efforts to optimize our product portfolio and restructuring actions that were initiated during the second quarter of fiscal 2018 to improve operating efficiencies.

The increase in MP operating income as a percentage of revenue for the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016, was primarily due to higher gross margin and lower operating expense. Gross margin increased primarily due to favorable changes in product mix within our cellular RF solutions, improved manufacturing and test yields on certain high volume parts (including the low-band PAD modules that were adversely affected by unfavorable inventory adjustments in the second quarter of fiscal 2017) and lower depreciation (see Note 2 to the Condensed Consolidated Financial Statements). These increases to gross margin were partially offset by average selling price erosion and lower factory utilization. Operating expense decreased primarily due to ongoing efforts to optimize our product portfolio and restructuring actions that were initiated during the second quarter of fiscal 2018 to improve operating efficiencies.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	December 30, 2017	December 31, 2016	Increase	Percentage Change
Revenue	$202,680	$168,589	$34,091	20.2%
Operating income	63,281	45,278	18,003	39.8
Operating income as a % of revenue	31.2%	26.9%

	Nine Months Ended
(In thousands, except percentages)	December 30, 2017	December 31, 2016	Increase	Percentage Change
Revenue	$576,534	$476,669	$99,865	21.0%
Operating income	170,516	112,345	58,171	51.8
Operating income as a % of revenue	29.6%	23.6%

IDP revenue increased for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016, primarily due to higher demand for our defense and aerospace and Wi-Fi products.

The increase in IDP operating income for the three and nine months ended December 30, 2017, as compared to the three and nine months ended December 31, 2016 was primarily due to higher revenue.

See Note 12 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and nine months ended December 30, 2017 and December 31, 2016.

Change in Estimate

During the first quarter of fiscal 2018, we changed our accounting estimate for the expected useful lives of certain machinery and equipment. We evaluated our current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with the implementation of several capital projects, including the migration of certain SAW processes from 4-inch to 6-inch toolsets and certain BAW processes from 6-inch to 8-inch toolsets. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, we determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $15.6 million and $45.4 million for the three and nine months ended December 30, 2017, respectively. This decrease in depreciation expense for the three and nine months ended December 30, 2017, resulted in the following: (1) an increase to income from operations of $15.4 million and $32.7 million, respectively; (2) an increase to net income of $14.9 million and $30.5 million, respectively; (3) an improvement to earnings per share of $0.12 and $0.24, respectively; and (4) a reduction to inventory of $0.2 million and $12.7 million, respectively.

This change in depreciable lives is expected to lower depreciation expense for the remainder of fiscal 2018 by approximately $15.6 million (increasing gross profit by approximately $12.8 million and decreasing operating expenses by approximately $2.6 million).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Interest expense	$(16,338)	$(14,464)	$(43,387)	$(45,205)
Interest income	2,215	233	4,039	703
Other expense	(757)	(2,609)	(1,883)	(3,420)
Income tax expense	(98,522)	(123,179)	(88,611)	(137,059)

Interest Expense
During the three and nine months ended December 30, 2017, we recorded interest expense related to the Notes and the Term Loan of $17.7 million and $52.3 million, respectively (which was offset by $2.0 million and $10.8 million of capitalized interest, respectively). During the three and nine months ended December 31, 2016, we recorded interest expense of $17.4 million and $52.2 million, respectively (which was offset by $3.6 million and $9.0 million of capitalized interest, respectively).

Income Taxes
Our provision for income taxes for the three and nine months ended December 30, 2017 and December 31, 2016 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and nine months ended December 30, 2017 and December 31, 2016.

For the three and nine months ended December 30, 2017, we had an income tax expense of $98.5 million and $88.6 million, respectively, which was comprised primarily of tax expense from a provisional tax expense from the deemed repatriation of the historical foreign earnings upon enactment of the Tax Act, tax expense from international operations generating pre-tax book income and tax expense, for the nine months only, from the adoption of new accounting guidance related to intra-entity transfers of assets offset by tax benefits from a provisional remeasurement of U.S. deferred tax assets and liabilities for the decrease in the U.S. federal corporate income tax rate from 35% to 21% upon enactment of the Tax Act, domestic operations generating pre-tax book losses and tax benefit from the adoption of new accounting guidance related to stock compensation.

For the three and nine months ended December 31, 2016, income tax expense was $123.2 million and $137.1 million, respectively, which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income offset by a tax benefit related to international operations generating pre-tax book losses. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Act.

The new Global Intangible Low-Taxed Income provisions of the Tax Act will increase our effective tax rate in future years. However, there will be a delayed impact on cash payments due primarily to the new 100% bonus depreciation provisions of the Tax Act, net operating losses and other tax credits.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 30, 2017, we had working capital of approximately $1,429.6 million, including $841.3 million in cash and cash equivalents, compared to working capital of approximately $1,042.8 million at April 1, 2017, including $545.5 million in cash and cash equivalents.

Our $841.3 million of total cash and cash equivalents as of December 30, 2017 includes approximately $588.2 million held by our foreign subsidiaries, of which $476.8 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate.  Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries, with the exception of Qorvo International Pte. Ltd.

Stock Repurchases
On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares and does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. During the nine months ended December 30, 2017, we repurchased approximately 2.3 million shares of our common stock for approximately $168.9 million. As of December 30, 2017, $213.1 million remains available for repurchases under this share repurchase program.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 30, 2017 generated cash of $593.6 million, compared to $529.7 million for the nine months ended December 31, 2016. This year-over-year increase was driven by the timing of value added tax collections.

Cash Flows from Investing Activities
Net cash used in investing activities was $246.4 million for the nine months ended December 30, 2017, compared to $323.3 million for the nine months ended December 31, 2016. Capital expenditures for the nine months ended December 30, 2017 were down $149.3 million, compared to the nine months ended December 31, 2016, primarily due to lower capital expenditures on projects initiated in fiscal 2017 to increase premium filter capacity and for manufacturing cost savings initiatives.

Cash Flows from Financing Activities
Net cash used in financing activities was $53.1 million for the nine months ended December 30, 2017, compared to net cash used in financing activities of $135.1 million for the nine months ended December 31, 2016. The year-over-year decrease was primarily due to net proceeds from borrowings of $98.1 million in the third quarter of fiscal 2018.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On December 5, 2017, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded, with the remainder available, at our discretion, in up to two advances within six months following the closing date. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time, at our option, that the Credit Facility be increased by an amount not to exceed $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. We had no outstanding amounts under the Revolving Facility as of December 30, 2017.

At our option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate (as defined in the credit agreement) plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the London Interbank Offered Rate, as published by Bloomberg, for dollar deposits for interest periods of one, two, three, six or twelve months, as we selected. The Applicable Rate for Eurodollar Rate loans ranges from 1.125% per annum to 1.375% per annum. The Applicable Rate for Base Rate loans ranges from 0.125% per annum to 0.375% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. We will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain. At December 30, 2017, we were in full compliance with these covenants. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement and related financial covenants.

Notes Offering On November 19, 2015, we completed an offering of $450.0 million aggregate principal amount of 6.75% senior notes due December 1, 2023 and $550.0 million aggregate principal amount of 7.00% senior notes due December 1, 2025 (collectively the "Notes"). The Notes are senior unsecured obligations and are guaranteed, jointly and severally, by the Guarantors. Interest on both series of the Notes is payable semi-annually on June 1 and December 1 of each year and commenced on June 1, 2016. Interest paid on the Notes during the nine months ended December 30, 2017 and December 31, 2016 was $68.9 million and $71.2 million, respectively. At any time on or after December 1, 2018, we may redeem the 2023 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

Capital Commitments At December 30, 2017, we had capital commitments of approximately $35.8 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2018. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2017.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2017 to October 28, 2017	—	$—	—	$293.1 million
October 29, 2017 to November 25, 2017	312	$78.55	312	$268.6 million
November 26, 2017 to December 30, 2017	768	$72.30	768	$213.1 million
Total	1,080	$74.11	1,080	$213.1 million

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

ITEM 6. EXHIBITS.

10.1
Credit Agreement, dated as of December 5, 2017, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, TD Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Bank of the West, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2017)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 30, 2017 and April 1, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 30, 2017 and December 31, 2016; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 30, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 30, 2017 and December 31, 2016; and (v) the Notes to Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 1, 2018	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer