Form 10-K
period 2018-03-31
Qorvo, Inc.
filed 2018-05-21
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8,954,525,040 as of September 30, 2017. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 126,490,563 shares of the registrant's common stock outstanding as of May 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2018 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 31, 2018.

Forward-Looking Information

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements included in this report, including the notes thereto.

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2018 and 2017 were 52-week years, and fiscal year 2016 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

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

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency ("RF") solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment ("CPE"), cellular base stations, optical networks, automotive connectivity and smart home applications. Within these markets, our products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce and interact with their communities.

Qorvo employs more than 8,300 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a United States Department of Defense ("DoD")-accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Florida, North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and other manufacturing facilities throughout Asia, Europe and North America.
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

Operating Segments

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation ("CA") is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits ("ICs"), diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers ("S-PADs").

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi CPE for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. IDP products include GaAs and GaN PAs, LNAs, switches, complementary metal oxide semiconductor ("CMOS") system-on-a-chip ("SoC") solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

For financial information about the results of our operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Market Overview

Our business is diversified primarily across seven strategic end markets: mobile devices, defense and aerospace, CPE Wi-Fi, cellular base stations, optical, automotive connectivity and smart home. These markets compose the primary building blocks of the IoT.

Mobile Devices
In our largest market, mobile devices, the most significant trend today is the increasing demand for ubiquitous broadband mobile data. This is driven primarily by video, with data traffic for video exceeding data traffic for web browsing and voice. Compounding this, consumers want higher resolution screens and access to streaming media, real-time traffic/navigation, GPS, Bluetooth® connectivity and Wi-Fi. In response, leading smartphone providers are adding 4G LTE and 5G bands of coverage to their flagship devices to reduce development costs and enable larger, more concentrated marketing budgets in support of fewer models. They are also adding CA technology to enable simultaneous communication over multiple frequency bands. This helps network operators optimize spectral efficiency and provides an enhanced user experience for consumers. Both trends expand RF content and drive higher levels of integration, which can increase performance requirements for RF components and narrow the competitive field. We see these trends continuing, as consumers increasingly expect always-on, ultra-low latency, broadband connectivity and as smartphone manufacturers and network operators seek to enhance performance and the user experience generation-over-generation.

Defense and Aerospace
The global defense and aerospace industries are sharply focused on balancing cost, RF performance and power consumption. The trends toward phased arrays and higher frequencies of operation are expanding the market opportunities for monolithic microwave integrated circuits ("MMICs") and discrete PAs, LNAs, passive devices, die level solutions and multichip modules leveraging multiple semiconductor technologies and advanced packaging techniques. Additionally, as with all RF communications systems, spectrum is becoming increasingly crowded and requires interference-free connections which are addressed by premium filtering solutions. These factors continue to drive demand for increased reliability and performance to address current and next generation communications for defense and national security capabilities, both domestic and with international partners.

CPE Wi-Fi
In Wi-Fi markets, consumer and enterprise demand for faster data rates, the growth in connected users and the higher performance requirements of 802.11ac and 802.11ax mandate best-in-class RF solutions. Wi-Fi is continuing to proliferate within CPE, including routers, access points, set-top boxes and smart televisions, as well as in automobiles. As spectrum becomes more crowded, the demand for interference-free transmission and reception is expected to drive the demand for high performance filters in RF solutions for Wi-Fi equipment.

Cellular Base Stations
The widespread use of data-intensive applications has driven cellular operators to require more power-efficient designs and solutions that enable increased capacity from cellular networks.  To meet network demand, network equipment manufacturers are using techniques such as CA, moving to new RF frequency bands that have wider channel bandwidths and incorporating cloud radio access networks, which use a virtual radio access technology and remote radio heads.  As demand for data-intensive applications continues to grow, the next generation network, called 5G, is forecasted to begin commercial rollout in 2020.  5G networks will continue the progression of operating at much higher frequencies, likely at 28GHz and 39GHz.  In the meantime, operators will continue to evolve the performance of their LTE networks and run field trials to prove out 5G technologies and solutions.  The future trends in the base station market include implementation of Multiple Input Multiple Output ("MIMO") and small cells.

Optical
The optical market is comprised of traditional long haul, telecom network applications and hyperscale data center applications. Telecom applications typically involve high-speed networks of fiber optic cable to enable voice and data communications in a transcontinental, regional or city-wide area. Data center applications support the processing and routing of massive amounts of internet data traffic to, from and within hyperscale facilities used by Web 2.0 participants like Facebook, Google and Amazon in support of their proprietary, cloud-based applications. High-speed throughput, efficient power consumption and cost efficiency are key attributes of the hyperscale data center market.

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

Smart Home
The smart home is characterized as a dwelling that contains devices such as sensors that detect light, motion or temperature, or whether doors are open, closed, locked or unlocked, and actuators to implement a command such as lowering the temperature or opening your garage door. Typically, these devices can be controlled via the internet, by a computer or phone or through a direct peer-to-peer connection such as a television remote control. The solutions often utilize industry open standard technologies like Bluetooth Low Energy ("BLE"), ZigBee, and Thread as well as proprietary solutions to link to a central gateway that connects to the internet.

Other Markets
We also participate in several smaller markets including broadband cable, point-to-point radio, Very Small Aperture Terminal ("VSAT") and cellular machine-to-machine ("M2M") applications.

Products and Applications

Our semiconductor solutions serve RF, microwave and millimeter-wave applications. We believe our products deliver key advantages, as measured by size, weight, linearity, distortion, output power, power-added efficiency, selectivity, frequency control, and other critical performance metrics.

We utilize specialized substrate materials such as GaAs, gallium nitride on silicon carbide (GaN on SiC), silicon germanium (SiGe) and silicon for power amplifiers.  We use silicon on insulator (SOI) for tuners and switches and silicon for controllers.  Our filters use substrates made of lithium tantalate for SAW filters, lithium niobate for temperature compensated SAW filters (TC-SAW) and silicon for BAW filters. We use heterojunction bipolar transistor ("HBT") and pseudomorphic high electron mobility transistors ("pHEMT") technologies for our GaAS and GaN power amplifiers. We use solid mounted resonator ("SMR") technology to manufacture our BAW filters.

Mobile Devices
Qorvo’s MP product portfolio includes our RF Fusion™ and RF Flex™ product families. RF Fusion leverages Qorvo’s product and technology leadership, systems-level expertise and advanced integration capabilities to combine all major transmit and receive RF functionality in highly integrated, high-performance, split-band placements. Qorvo’s RF Flex modules leverage our deep systems-level expertise to integrate core cellular transmit and receive functionality in high-performance multiband PA modules and transmit modules. RF Fusion solutions support the industry’s most advanced smartphone architectures, and RF Flex solutions support cost-optimized performance-tier smartphone architectures.

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

Defense and Aerospace
Contractors serving the United States and other governments use our high performance and high reliability products for mission critical solutions across the military and aerospace industry. Our die-level integrated circuits and discrete components, MMICs and multi-chip modules are key components for radar, electronic warfare and communications systems. Program applications include major shipboard, airborne and battlefield radar systems as well as communications and electronic warfare. We supply a wide range of products for large-scale programs with long lead-times. Once a component has been designed into an end-use military application, it is generally used during the entire production life of the end-use system.

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

In the defense communications field, we supply filters, amplifiers and other components for handheld and satellite communications systems. In addition, we use our packaging and integrated assembly expertise to speed designs, facilitate multi-chip package evolution and deliver cost-effective solutions.

We are the leading supplier of GaN-based products to global defense and aerospace markets and are directly engaged with the United States government, primarily through contracts with the Defense Advanced Research

Project Agency, the Air Force Research Laboratory and the Office of Naval Research, to develop next generation GaN devices for future high-power phased array radar, electronic warfare and communications systems. The DoD has certified our GaN fabrication and production capabilities at Manufacturing Readiness Level 9, the highest in the industry.

CPE Wi-Fi
We address the high performance requirements demanded in customer premises Wi-Fi equipment through our portfolio of differentiated products, including discrete high power amplifiers, and integrated front-end modules ("iFEMs") for mid and low power, and our discrete and integrated BAW filter capabilities. Our products primarily target high-end Wi-Fi market segments, including retail (routers, extenders and repeaters), distributed mesh solutions, enterprise, service provider and carrier grade Wi-Fi. Our solutions enable better home and business coverage with the faster and more reliable connections required for video streaming, augmented/virtual reality and high density user environments. We use our GaN and GaAs technologies to supply leading Wi-Fi chipset providers with highly integrated, power-efficient solutions and we use our premium filter technologies to provide coexistence and band-edge solutions to address interference issues due to spectrum crowding. This approach aligns with our key customers’ need for more highly integrated, cost-effective solutions to provide a high-quality user experience at affordable prices.

Cellular Base Stations
We offer a broad set of custom RF amplifier solutions, receive module technologies and premium filter solutions to the leading base station OEMs to address the current and future needs of this market. To address the increasing market demands for more power-efficient designs and increased network capacity, we offer transceiver products supporting LTE massive MIMO deployments, primarily in China and Japan. Our integrated solutions for these massive MIMO systems include switch-LNA modules, variable gain amplifiers and integrated PA modules. Our GaAs base station solutions offer differentiated low noise performance, while our GaN amplifiers combine high linearity and efficiency with high output power and low power consumption. We are a strategic supplier of transceiver solutions to base station OEM market leaders, and we expect to continue to grow these relationships with new product categories.

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

Optical
We supply linear and nonlinear driver solutions and trans-impedance amplifiers (“TIAs”) to the optical market and have leveraged this market position by extending our product offerings to include TIAs for long haul telecom, metro and datacenter interconnect applications. These differentiated, value-added products balance performance with the cost per gigabit for our customers. Achieving this balance requires a mix of internal and external semiconductor technologies and innovative packaging. Technologies used for our optical products include GaAs pHEMT, Indium Phosphide ("InP"), SiGe and silicon. In addition, we were the first to offer optical drivers with surface mount packaging and we continue to innovate to create smaller products that consume less power and enhance throughput to address the 40G, 100G, 200G and beyond markets.

Automotive Connectivity
To address the growing demand for connected car solutions, including solutions for cellular LTE, Wi-Fi, and satellite digital audio radio service, we offer a product portfolio that includes differentiated BAW filters, LNAs, switches, PAs and LTE front end solutions, all of which meet or exceed the industry’s automotive level quality and reliability standards. Our BAW and SAW solutions address interference issues due to licensed and unlicensed frequency bands being contiguous or overlapping. We leverage our mobile and CPE Wi-Fi and cellular LTE product portfolios and other technology combinations to address the industry needs. We have products on multiple reference designs with key chipset makers to address future vehicle-to-vehicle communication requirements.

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

Manufacturing

The majority of our products are multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured in-house or outsourced. We are a leading supplier of RF solutions and a leading manufacturer of GaAs HBT, GaAs pHEMT, GaN, SAW, TC-SAW and BAW products.

We operate wafer fabrication facilities for the production of GaAs, GaN, SAW, TC-SAW and BAW wafers in Apopka, Florida; Greensboro, North Carolina; Hillsboro, Oregon; and Richardson, Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and CMOS. We outsource all silicon manufacturing to leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip and wafer-level packaging ("WLP") technologies and we also use external suppliers for these and other packaging technologies. In flip chip packages, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection than wirebonded die and enables smaller form factors with improved thermal and electrical performance. We use WLP technologies for our SAW, TC-SAW and BAW filter products.

Once semiconductor wafers are manufactured, they are singulated, or separated, into individual units called die. Prior to singulation of wafers into die, we regularly conduct wafer level tests which could include electrical validation, RF testing through the designed frequency bands, as well as visual inspection. For module products, the next step is assembly. During assembly, the die and other components are placed on high-density interconnect substrates to provide connectivity between the die and the components. This populated substrate is formed into a microelectronic package. Next, the products are tested for RF performance and prepared for shipment through a tape and reel process. We primarily use internal assembly facilities in China, Costa Rica, Germany, and the U.S., and we also utilize external suppliers. We also manufacture large volumes of WLP die and discrete filters that our customers directly assemble into their products.

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

ICs and filter products are highly complex and sensitive to contaminants, and semiconductor fabrication requires highly controlled, clean environments. Wafers can be rejected or die on a wafer can be found to be nonfunctional as a result of minute impurities, variances in the fabrication process or defects in the masks used to transfer circuits onto the wafers.

Our manufacturing facilities worldwide are certified to the ISO 9001 quality standard, and select locations are certified to additional automotive (IATF 16949), aerospace (AS 9100) and environmental (ISO 14001) standards.

These stringent standards are audited and certified by third-party auditors in addition to our continuous internal self-audits. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation of top management, the process approach and continual improvement. IATF 16949 is the highest international quality standard for the global automotive industry and incorporates specific additional requirements for the automotive industry. AS 9100 is the standardized quality management system for the aerospace industry. ISO 14001 is an internationally agreed upon standard for an environmental management system. We require that all of our key vendors and suppliers be compliant with select standards, as applicable.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. For our GaAs and GaN manufacturing operations, we use several raw materials, including GaAs wafers and GaN on SiC wafers. For our acoustic filter manufacturing operations, we use several raw materials, including wafer starting materials made from quartz, silicon, lithium niobate or lithium tantalite, as well as ceramic or metal packages. Relatively few companies produce these materials. Our most significant suppliers of ceramic surface mount packages are based in Japan.

For our silicon-based products, we use third-party foundries. High demand for silicon wafers and wafer starting materials has led to supply constraints from time-to-time, and we have attempted to address this by qualifying multiple silicon foundries and by obtaining supply commitments, in some cases in exchange for purchase or capital commitments by us.

Our manufacturing strategy includes a balance of internal and external sites (primarily for assembly and test operations), which helps reduce costs, provides flexibility of supply, and minimizes the risk of supply disruption. We routinely qualify multiple sources of supply and manufacturing sites to reduce the risk of supply interruptions or price increases and closely monitor suppliers’ key performance indicators. Our suppliers' and our manufacturing sites are geographically diversified (with our largest volume sources distributed throughout Southern and Eastern Asia). We believe we have adequate sources for the supply of raw materials, passive components and substrates for our products and manufacturing needs.

Customers

We design, develop, manufacture and market products for leading U.S. and international OEMs and ODMs. We also collaborate with leading baseband reference design partners located primarily in the U.S. and China.

We provided our products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 36%, 34%, and 37% of total revenue in fiscal years 2018, 2017 and 2016, respectively. Huawei Technologies Co., Ltd. ("Huawei") accounted for 8%, 11% and 12% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. These customers primarily purchase cellular RF and Wi-Fi solutions offered by our MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT.

Some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce.

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

Our website contains extensive product information, and we publish a comprehensive product selection guide annually. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in the resolution of technical problems. We maintain close relationships with our customers and platform providers and provide them strong technical support to help anticipate future product needs and enhance their customer experience.

Research and Development

We maintain a high level of investment in research and development ("R&D") to develop the advanced technologies and products necessary to lead in the markets we serve. Our R&D activities focus primarily on large, competitive design win opportunities for major programs at key customers, which typically requires us to improve the year-over-year functional density, performance, size and cost of our products. We also devote significant R&D resources for targeted development of new products for general release to various markets. Our R&D efforts require us to focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental areas like materials, software and firmware, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test.

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

We develop and qualify advanced packaging technologies to allow us to eliminate wire bonds, reduce component size, improve performance and reduce package costs. We are also investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

In fiscal years 2018, 2017 and 2016, we incurred approximately $445.1 million, $470.8 million and $448.8 million, respectively, in R&D expenses. We expect to continue to spend substantial funds on R&D in support of our growth and product diversification.

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

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. We have approximately 1,300 patents that expire from 2018 to 2038. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to practice third parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Backlog

Our sales are the result of standard purchase orders or specific agreements with customers. We maintain Qorvo-owned finished goods inventory at certain customers’ "hub" locations and do not recognize revenue until our customers draw down the inventory at these hubs. Our customers’ projections of consumption of hub inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the customers’ needs. Because industry practice allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.

Employees

On March 31, 2018, we had more than 8,300 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our employees in Germany (less than 5% of our global workforce as of March 31, 2018) are represented by internal works councils. We have never experienced any work stoppage, and we believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Revenue:
United States	$524,472	$467,031	$306,328
International	2,449,064	2,565,543	2,304,398

	March 31, 2018	April 1, 2017	April 2, 2016
Long-lived tangible assets:
United States	$1,089,157	$1,082,754	$816,882
China	217,205	244,728	183,836
Other countries	67,750	64,450	46,170

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The "sold to" address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2018, approximately 52% ($1,539.7 million) was attributable to customers in China and 19% ($564.8 million) was attributable to customers in Taiwan. Of our total revenue for fiscal years 2017 and 2016, approximately 62% ($1,866.0 million) and 61% ($1,601.0 million), respectively, was attributable to customers in China and 13% ($398.4 million) and 14% ($365.1 million), respectively, was attributable to customers in Taiwan.

For financial information regarding our operations by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

For a summary of certain risks associated with our foreign operations, see Item 1A, "Risk Factors."

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We provide our own manufacturing waste water pretreatment and disposal for most of our manufacturing facilities, and we have contracted for the disposal of our hazardous waste. State agencies require us to report storage and emissions of environmentally hazardous materials, and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

We are an ISO 14001:2015 certified manufacturer with a comprehensive Environmental Management System ("EMS") in place to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

We actively monitor the hazardous materials that are used in the manufacture, assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This helps to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold.

We do not currently anticipate any material capital expenditures for environmental control facilities in fiscal 2019.

Access to Public Information

We make available, free of charge through our website (http://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the United States Securities and Exchange Commission ("SEC"). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

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

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•	business, political and macroeconomic changes, including trade disputes and downturns in the semiconductor industry and the overall global economy;

•	changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	fluctuations in demand for our customers’ products;

•	our ability to forecast our customers' demand for our products accurately;

•	the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products; and

•	our ability to utilize our capacity efficiently or acquire additional capacity in response to customer demand.

It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on development of new products and achieving design wins as our industry’s product life cycles are short and our customers' requirements change rapidly.

Our largest markets are characterized by short product life cycles and the frequent introduction of new products in response to evolving product requirements, driven by end user demand for more functionality, improved performance, lower costs and smaller form factors. Our largest MP customers typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial revenue loss by losing an incumbent product in a customer's device.

Our future success is dependent on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	our ability to predict market requirements and define and design new products that address those requirements;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	our ability to introduce new products that are competitive and can be manufactured at lower costs or that command higher prices based on superior performance;

•	acceptance of our new product designs;

•	the availability of qualified product design engineers;

•	our timely completion of product designs and ramp up of new products according to our customers’ needs with acceptable manufacturing yields; and

•	market acceptance of our customers’ products and the duration of the life cycle of such products.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet market or customer requirements. Most major product design opportunities that we pursue involve multiple competitors, and we could lose a new product design opportunity to a competitor that offers a lower cost or equal or superior performing product. If we are unsuccessful in achieving design wins against our competitors, our revenue and operating results will be adversely affected. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly reduce the revenue obtained from a design win. In many cases, the average selling prices of our products decline over the products’ lives, and we must achieve yield improvements, cost reductions and other productivity enhancements in order to maintain profitability. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our MP revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 44%, 45% and 49% of our revenue for fiscal years 2018, 2017 and 2016, respectively.

We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. Increasingly, the top-tier cellular handset OEMs are releasing fewer new phone models on an annual basis, which heightens the importance of achieving design wins for these larger opportunities. While the financial rewards and market affirmation from a design win for these premier customers are greater, competition for these projects is intense. The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for their products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new handset for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

We face risks of a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.

We receive a portion of our revenue from the United States government and from prime contractors on United States government-sponsored programs, principally for defense and aerospace applications. These programs are subject to delays or cancellation. Further, spending on defense and aerospace programs can vary significantly depending on funding from the United States government. We believe our government and defense and aerospace business has been negatively affected in the past by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract would have a material adverse effect on our operating results.

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

We operate wafer fabrication facilities in Florida, North Carolina, Oregon and Texas. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, Costa Rica, Germany and the U.S. to assemble and test our products. We currently have our own test and tape and reel facilities located in China, Costa Rica and the U.S., and we also utilize contract suppliers and partners in Asia to test our products.

A number of factors related to our facilities will affect our business and financial results, including the following:

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	the significant fixed costs of operating the facilities;

•	factory utilization rates;

•	our ability to qualify our facilities for new products and new technologies in a timely manner;

•
the availability of raw materials, the impact of the volatility of commodity pricing and tariffs imposed on raw materials, including substrates, gold, platinum and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and palladium;

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

Our worldwide operations and business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues, military actions, acts of terrorism, political or regulatory issues and other man-made disasters or catastrophic events. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers.

If we experience poor manufacturing yields, our operating results may suffer.

Our products have unique designs and are fabricated using multiple semiconductor process technologies that are highly complex. In many cases, our products are assembled in customized packages. Many of our products consist of multiple components in a single module and feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain, including wafer fabrication, assembly and test yields. Defects in a single component in an assembled module product can impact the yield for the entire module, which means the adverse economic impacts of an individual defect can be multiplied many times over if we fail to discover the defect before the module is assembled. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products.

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

In order to ensure availability of our products for some of our largest end customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, or may be lower than expected, manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

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

We operate globally with sales offices and R&D activities as well as manufacturing, assembly and testing facilities in multiple countries, and some of our business activities may be concentrated in one or more geographic areas. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S., including:

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

•
compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

•	pandemics and similar major health concerns, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 82% of our revenue in fiscal 2018, of which approximately 52% and 19% were attributable to sales to customers located in China and Taiwan, respectively. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China and other government actions that restrict our ability to sell our products to Chinese customers, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs and the sales of our products in China and other markets.

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar. We have foreign operations in Asia, Europe and Costa Rica and Europe, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Pound Sterling, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars.

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

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete integrated circuits and modules. In addition to our direct competitors, some of our largest end customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with key customers and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

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

In the past, capacity additions by us and our competitors sometimes exceeded demand requirements, leading to overcapacity situations. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products also lead to overcapacity and contribute to cyclicality in the semiconductor market.

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of overcapacity. If the demand for our products is not consistent with our expectations, underutilization of our manufacturing facilities may have a material adverse effect on average selling prices, our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses.

We may not be able to borrow funds under our credit facility or secure future financing.

On December 5, 2017, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement includes a $300.0 million revolving credit facility which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request, at any time and from time to time, that the revolving credit facility or the Term Loan (as defined below) be increased by an amount not to exceed $300.0 million. The revolving credit facility is available to finance working capital, capital expenditures and for other corporate purposes. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility.

We may not be able to generate sufficient cash to service all of our debt, including our Term Loan and Senior Notes, or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

The Credit Agreement also includes a $400.0 million senior delayed draw term loan (the "Term Loan"), of which $100.0 million was funded at closing and then subsequently repaid during March 2018. At our discretion, we may draw down the remaining balance in up to two advances prior to June 5, 2018.

In November 2015, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 (the "2023 Notes") and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 (the "2025 Notes" and together with the 2023 Notes, the "Notes"). The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture"). In September 2016, we completed an exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the "Securities Act"). Our ability to make scheduled payments on or to refinance our debt obligations, including the Term Loan and the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Term Loan and the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the Term Loan and the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the agreements governing our Credit Agreement and the Indenture governing the Notes limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement governing our revolving credit facility and the Term Loan and the Indenture governing the Notes contain a number of significant restrictions and covenants that limit our ability to:

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

The price of our common stock, which is traded on the Nasdaq Global Select Market, has been and may continue to be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic and political conditions, including market conditions in the semiconductor industry;

•	actual or expected variations in quarterly operating results;

•	differences between actual operating results and those expected by investors and analysts;

•	changes in recommendations by securities analysts;

•	operations and stock performance of competitors and major customers;

•	accounting charges, including charges relating to the impairment of goodwill and restructuring;

•	significant acquisitions, strategic alliances, capital commitments, or new products announced by us or by our competitors;

•	sales of our common stock, including sales by our directors and officers or significant investors;

•	repurchases of our common stock;

•	recruitment or departure of key personnel; and

•	loss of key customers.

We cannot assure you that the price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that are unrelated to our performance.

Our stock repurchases may fluctuate.

The amount and timing of our stock repurchases may fluctuate based on a number of factors, including our priorities for the use of our cash for other purposes, such as capital spending and acquisitions, restrictions under securities laws and because of changes in our cash flows, tax laws and the market price of our common stock.

We may engage in future acquisitions that dilute our stockholders’ ownership, cause us to incur debt and assume contingent liabilities or adversely affect our results of operations.

As part of our business strategy, we expect to continue to review potential acquisitions and strategic investments that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements;

•	acquisition-related charges and amortization of acquired technology and other intangibles;

•	the potential loss of key employees from a company we acquire or in which we invest;

•	diversion of management’s attention from our business;

•	dissynergies or other harm to existing business relationships with suppliers and customers;

•	losses or impairment of investments from unsuccessful research and development by companies in which we invest;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.

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

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Travels bans, difficulties obtaining visas and other restrictions on international travel could make it more difficult to effectively manage our international operations, collaborate as a global company or service our international customer base. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer networks and implement various procedures to restrict unauthorized access to our proprietary information.

We face internal and external data security threats. Current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain, or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our and our customers' proprietary information may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and key information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union adopted the General Data Protection Regulation ("GDPR"), which requires companies to meet new requirements beginning in May 2018 regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-

related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

We are subject to warranty claims, product recalls and product liability.

From time to time, we may be subject to warranty or product liability claims that could lead to significant expense. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, we may elect to self-insure with respect to certain matters and our reserves may be inadequate to cover the uninsured portion of such claims.

Product liability insurance is subject to significant deductibles and such insurance may be unavailable or inadequate to protect against all claims. If one of our customers recalls a product containing one of our devices, we may incur significant costs and expenses, including replacement costs, direct and indirect product recall-related costs, diversion of technical and other resources and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest end customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from sale of the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

We are subject to risks associated with environmental, health and safety regulations and climate change.

We are subject to a broad array of U.S. and foreign environmental, health and safety laws and regulations. These laws and regulations include those related to the use, transportation, storage, handling, emission, discharge and recycling or disposal of hazardous materials used in our manufacturing, assembly and testing processes. Our failure to comply with any of these existing or future laws or regulations could result in:

•	regulatory penalties and fines;

•	legal liabilities, including financial responsibility for remedial measures if our properties are contaminated;

•	expenses to secure required permits and governmental approvals;

•	reputational damage;

•	suspension or curtailment of our manufacturing, assembly and test processes; and

•
increased costs to acquire pollution abatement or remediation equipment or to modify our equipment, facilities or manufacturing processes to bring them into compliance with applicable laws and regulations.

Existing and future environmental laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest end customers require us to comply with corporate social responsibility policies, which often include employment, health, safety, environmental and other requirements that exceed applicable legal requirements. Compliance with these policies increases our operating expenses and non-compliance can adversely affect customer relationships and harm our business.

New climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in increased costs for us and our suppliers. Various jurisdictions are developing other climate change-based regulations that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations may adversely affect our business and results of operations.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Regulations in the U.S. currently require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have incurred costs and expect to incur additional costs associated with complying with these requirements. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently make any required determination that the metals used in our products are conflict free.

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

From time to time, changes in the business environment have led us to change the scope of our operations or business, which has resulted in restructuring and asset impairment charges, and this could occur in the future. The amount and timing of such charges can be difficult to predict. Factors that contribute to the amount and timing of such charges include:

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

We are subject to taxation in China, Germany, Singapore, the U.S. and numerous other foreign taxing jurisdictions. Our effective tax rate is subject to fluctuations as it is impacted by a number of factors, including the following:

•	changes in our overall profitability and the amount of profit determined to be earned and taxed in jurisdictions with differing statutory tax rates;

•
the resolution of issues arising from tax audits with various tax authorities, including those described in Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report;

•	changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided country withholding taxes incurred upon repatriation.

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

The impact of new U.S. tax legislation is uncertain and could have a material adverse impact on our cash flows and results of operations.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which includes a number of changes to U.S. tax laws that impact us, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings.

Based on our current analysis of the changes enacted by the Tax Act, it will continue to have a significant impact on our results of operations.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The United States Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our initial interpretation. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may adjust the initial provisional amounts that we have recorded, which could have a material adverse effect on our results of operations or financial condition.

The Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting initiative on tax policy and enacted laws in the countries in which we operate could increase our tax obligations.

Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. If these changes are adopted by countries in which we do business, our tax obligations in these countries could increase. Furthermore, as a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also increase our effective tax rate or result in the taxes we previously paid being subject to change, which may harm our financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters (leased) and our MP headquarters (owned) are in Greensboro, North Carolina, where we also have a six-inch wafer production facility (owned), a design and prototyping facility (leased) and other leased office space to perform certain test and design operations. Our IDP headquarters is in Richardson, Texas (leased) and includes office space and design operations. We also have wafer fabrication facilities in Richardson, Texas (owned) and Farmers Branch, Texas (owned). In Hillsboro, Oregon, we have a single facility (owned) that includes office space and a wafer fabrication facility. We also have wafer fabrication facilities in Apopka, Florida (owned) and Bend, Oregon (leased).

We have module assembly and test facilities in Beijing, China (the building is owned and we hold a land-use right for the land) and Dezhou, China (the building is leased and we hold a land-use right for the land). In the fourth quarter of fiscal 2018, we signed a definitive lease for an additional manufacturing facility in Beijing, China, where we expect to start production beginning in fiscal 2020. We have a filter assembly and test facility in Heredia, Costa Rica (owned). We also have an assembly and test site in Richardson, Texas (owned) for custom products for our aerospace and defense business and a packaging and test facility in Nuremberg, Germany (leased).

We maintain numerous design centers and sales and customer support centers in leased offices located throughout Asia, Europe and North America.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. While we believe all our facilities are suitable and adequate for our present purposes, we continually evaluate our business and facilities and may decide to expand, add or dispose of facilities in the future. We do not identify or allocate assets by operating segment. For information on long-lived tangible assets by country, see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading "Legal Matters" in Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." The table below shows the high and low sales prices of our common stock for each of the quarters in the fiscal years ended March 31, 2018 and April 1, 2017, as reported by The Nasdaq Stock Market LLC. As of May 11, 2018, there were 775 holders of record of our common stock. This number does not include the beneficial owners of unexchanged stock certificates related to the Business Combination or the additional beneficial owners of our common stock who held their shares in street name as of that date.

	High	Low
Fiscal Year Ended March 31, 2018
First Quarter	$79.34	$63.03
Second Quarter	76.47	62.68
Third Quarter	81.20	64.53
Fourth Quarter	86.84	65.56

	High	Low
Fiscal Year Ended April 1, 2017
First Quarter	$58.30	$43.79
Second Quarter	64.80	50.45
Third Quarter	59.12	48.28
Fourth Quarter	69.71	52.12

We have never declared or paid cash dividends on our common stock.  Although we currently intend to retain our earnings for use in our business and to repurchase our common stock, our future dividend policy with respect to our common stock may change and will depend on our earnings, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH

	January 2, 2015	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018
Total Return Index for:
Qorvo, Inc.	100.00	112.61	72.19	97.39	100.07
Nasdaq Composite	100.00	103.60	104.64	127.64	153.56
S&P 500	100.00	100.95	102.75	120.39	137.24
Nasdaq Electronic Components	100.00	100.94	98.56	140.56	191.99

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on January 2, 2015, the registration date of our common stock under Rule 12g-3(c) of the Exchange Act.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

E.	Qorvo, Inc. was added to the S&P 500 Index on June 12, 2015.

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 31, 2017 to January 27, 2018	—	$—	—	$213.1 million
January 28, 2018 to February 24, 2018	—	$—	—	$213.1 million
February 25, 2018 to March 31, 2018	615	$82.87	615	$162.1 million
Total	615	$82.87	615	$162.1 million

On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. See Note 15 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a further discussion of our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report.

	Fiscal Year
	2018		2017		2016		2015	(2)	2014
(In thousands, except per share data)

Revenue	$2,973,536		$3,032,574		$2,610,726		$1,710,966		$1,148,231

Operating costs and expenses:
Cost of goods sold	1,826,570		1,897,062		1,561,173		1,021,658		743,304
Research and development	445,103		470,836		448,763		257,494		197,269
Selling, general and administrative	527,751		545,588		534,099		249,886		151,404
Other operating expense	103,830	(13)	31,029	(10)	54,723	(6)	59,462	(3)	28,913	(1)
Total operating costs and expenses	2,903,254		2,944,515		2,598,758		1,588,500		1,120,890
Income from operations	70,282		88,059		11,968		122,466		27,341

Interest expense	(59,548)	(14)	(58,879)	(11)	(23,316)	(7)	(1,421)		(5,983)
Interest income	7,017		1,212		2,068		450		179
Other (expense) income	(606)		(3,087)		6,418		(254)		2,336
Income (loss) before income taxes	17,145		27,305		(2,862)		121,241		23,873
Income tax (expense) benefit	(57,433)	(15)	(43,863)	(12)	(25,983)	(8)	75,062	(4)	(11,231)
Net (loss) income	$(40,288)		$(16,558)		$(28,845)		$196,303		$12,642
Net (loss) income per share:
Basic	$(0.32)		$(0.13)		$(0.20)		$2.17		$0.18
Diluted	$(0.32)		$(0.13)		$(0.20)		$2.11		$0.18
Weighted average shares of common stock outstanding
Basic	126,946		127,121		141,937		90,477		70,499
Diluted	126,946		127,121		141,937		93,211		72,019

	As of Fiscal Year End
	2018		2017		2016		2015	(2)	2014
Cash and cash equivalents	$926,037		$545,463		$425,881		$299,814		$171,898
Short-term investments	—		—		186,808		244,830		72,067
Working capital	1,402,526		1,042,777		1,135,409	(9)	1,174,795		317,445
Total assets	6,381,519		6,522,323		6,596,819		6,892,379	(5)	920,312
Long-term debt and capital lease obligations, less current portion	983,290		989,154		988,130	(7)	—		18
Stockholders' equity	4,775,564		4,896,722		4,999,672		6,173,160		676,351
1 Other operating expense for fiscal 2014 includes the impairment of intangible assets of $11.3 million and restructuring expenses of $11.1 million, as well as acquisition-related expenses of $5.1 million.
2 As a result of the Business Combination, which was completed on January 1, 2015, fiscal 2015 results include the results of TriQuint as of March 28, 2015 and for the period of January 1, 2015 through March 28, 2015.
3 Other operating expense for fiscal 2015 includes acquisition and integration-related expenses of $43.5 million and restructuring expenses of $12.4 million.

4 Income tax benefit for fiscal 2015 includes the effects of the income tax benefit generated by the reduction in the valuation allowance against domestic deferred tax assets.
5 Total assets for fiscal 2015 include goodwill and intangible assets totaling approximately $4,430.7 million associated with the Business Combination.
6 Other operating expense for fiscal 2016 includes integration-related expenses of $26.5 million and restructuring expenses of $10.2 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
7 During fiscal 2016, we issued the Notes and recorded $25.8 million of related interest expense, which was offset by $5.2 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
8 Income tax expense for fiscal 2016 includes the effects of the income tax expense generated by the increase in the valuation allowance against domestic state deferred tax assets (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
9 ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" was adopted in fiscal 2016, prospectively, which required deferred tax assets and deferred tax liabilities to be presented as non-current in a classified balance sheet. Prior periods presented were not retrospectively adjusted (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
10 Other operating expense for fiscal 2017 includes integration-related expenses of $16.9 million and restructuring expenses of $2.1 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
11 During fiscal 2017, we recorded $69.9 million of interest expense related to the Notes, which was offset by $13.6 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
12 Income tax expense for fiscal 2017 includes the effects of the increase in our unrecognized tax benefits and the unfavorable impact of losses arising in countries with low tax rates (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
13 Other operating expense for fiscal 2018 includes integration-related expenses of $6.2 million and restructuring expenses of $67.7 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
14 During fiscal 2018, we recorded $70.5 million of interest expense primarily related to the Notes, which was offset by $13.6 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
15 Income tax expense for fiscal 2018 includes the effects from the enactment of the Tax Act, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transitional Repatriation Tax") expense, which was partially offset by the benefit from remeasuring deferred taxes for the decrease in the U.S. corporate tax rate from 35% to 21% (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results, our dependence on a few large customers for a substantial portion of our revenue, a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication and other facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, our ability to protect our intellectual property, claims of intellectual property infringement and other lawsuits, security breaches and other similar disruptions compromising our information, and the impact of government and stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, "Risk Factors" in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of RF solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity, and smart home applications. Within these markets, our products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

Qorvo employs more than 8,300 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. DoD-accredited ‘Trusted Source’ (Category 1A) for GaAs, GaN and BAW technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Florida, North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

Business Segments

We design, develop, manufacture and market our products to leading U.S. and international OEMs and ODMs in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions into a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the IoT. Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and SAW filters, PAs, LNAs, switches, multimode multi-band PAs and transmit modules, RF power management ICs, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PADs and modules incorporating S-PADs.

•
Infrastructure and Defense Products (IDP) - IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in LTE and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. Our IDP products include GaAs and GaN PAs, LNAs, switches, CMOS system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

As of March 31, 2018, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue. For financial information about the results of our operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Fiscal 2018 Management Summary

•
Our revenue decreased 1.9% in fiscal 2018 to $2,973.5 million compared to $3,032.6 million in fiscal 2017, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our defense and aerospace and Wi-Fi products as well as higher demand for our cellular RF solutions in support of our largest end customer.

•
Our gross margin for fiscal 2018 was 38.6% compared to 37.4% for fiscal 2017. Gross margin was positively impacted by improved manufacturing and test yields on certain high-volume products, lower depreciation, favorable changes in product mix within our cellular RF solutions and growth in demand for our IDP products. This increase in gross margin was partially offset by lower factory utilization, average selling price erosion and higher intangible amortization.

•
Our operating income was $70.3 million in fiscal 2018 compared to $88.1 million in fiscal 2017. This decrease was primarily due to one-time restructuring charges, partially offset by lower personnel-related costs as well as cost savings resulting from restructuring initiatives described below and ongoing efforts to optimize our product portfolio.

•
During fiscal 2018, we initiated restructuring actions to improve operating efficiencies. As a result of these actions, we recorded approximately $18.3 million of employee termination benefits and adjusted the carrying value of certain held for sale assets located in China and the U.S. to fair market value (resulting in impairment charges totaling approximately $46.3 million).

•	Our net loss per diluted share was $0.32 for fiscal 2018 as compared to net loss per diluted share of $0.13 for fiscal 2017.

•
We generated positive cash flow from operations of $852.5 million for fiscal 2018 as compared to $776.8 million for fiscal 2017. This year-over-year increase was primarily due to changes in working capital. The Tax Act did not have an impact on our fiscal 2018 cash flows from operating activities.

•
Capital expenditures totaled $269.8 million in fiscal 2018, as compared to $552.7 million in fiscal 2017. The comparable prior year period expenditures were related to projects that increased premium filter capacity and manufacturing cost saving initiatives.

•
The Tax Act, enacted during the third quarter of fiscal 2018, lowers the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018, and implements a territorial tax system that will allow the repatriation of future foreign earnings without incurring additional U.S. federal income tax.  This tax law change resulted in a provisional tax benefit of $39.1 million to reduce the U.S. deferred tax assets and liabilities and a provisional tax expense of $116.4 million for a one-time transitional deemed repatriation of our historical unremitted foreign earnings.

•	During fiscal 2018, we repurchased approximately 2.9 million shares of our common stock for approximately $219.9 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2018, 2017 and 2016:

	2018		2017		2016
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,973,536	100.0%	$3,032,574	100.0%	$2,610,726	100.0%
Cost of goods sold	1,826,570	61.4	1,897,062	62.6	1,561,173	59.8
Gross profit	1,146,966	38.6	1,135,512	37.4	1,049,553	40.2
Research and development	445,103	15.0	470,836	15.5	448,763	17.2
Selling, general, and administrative	527,751	17.7	545,588	18.0	534,099	20.4
Other operating expense	103,830	3.5	31,029	1.0	54,723	2.1
Operating income	$70,282	2.4%	$88,059	2.9%	11,968	0.5%

Revenue

Our overall revenue decreased $59.0 million, or 1.9%, in fiscal 2018 as compared to fiscal 2017, primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our defense and aerospace and Wi-Fi products as well as higher demand for our cellular RF solutions in support of our largest end customer.

Our overall revenue increased $421.8 million, or 16.2%, in fiscal 2017 as compared to fiscal 2016, primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China and higher sales of our wireless infrastructure, defense and aerospace and Wi-Fi products.

We provided our products to our largest end customer, Apple, through sales to multiple contract manufacturers, which in the aggregate accounted for 36%, 34% and 37% of total revenue in fiscal years 2018, 2017 and 2016, respectively. Huawei accounted for approximately 8%, 11% and 12% of our total revenue in fiscal years 2018, 2017 and 2016, respectively. These customers primarily purchase cellular RF and Wi-Fi solutions offered by our MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the IoT.

International shipments amounted to $2,449.1 million in fiscal 2018 (approximately 82% of revenue) compared to $2,565.5 million in fiscal 2017 (approximately 85% of revenue) and $2,304.4 million in fiscal 2016 (approximately 88% of revenue). Shipments to Asia totaled $2,329.3 million in fiscal 2018 (approximately 78% of revenue) compared to $2,441.1 million in fiscal 2017 (approximately 81% of revenue) and $2,162.1 million in fiscal 2016 (approximately 83% of revenue). We expect our international and Asia shipments will remain relatively stable at these historical levels.

Gross Margin

Our overall gross margin for fiscal 2018 was 38.6% as compared to 37.4% in fiscal 2017. The increase was primarily due to improved manufacturing and test yields on certain high-volume parts, lower depreciation, favorable changes in product mix within our cellular RF solutions and growth in demand for our IDP products. This increase in gross margin was partially offset by lower factory utilization, average selling price erosion and higher intangible amortization.

Our overall gross margin for fiscal 2017 was 37.4% as compared to 40.2% in fiscal 2016. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, product cost reductions lagging normal average selling price erosion, lower factory utilization and unfavorable inventory adjustments primarily due to lower than expected manufacturing and assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with the device packaging, not device functionality; however, the impact was significant because the issue was identified late in the production process. These adverse factors were partially offset by lower intangible amortization, stock-based compensation and other costs related to the Business Combination in fiscal 2017 as compared to fiscal 2016.

Operating Expenses

Research and Development

In fiscal 2018, R&D spending decreased $25.7 million, or 5.5%, as compared to fiscal 2017, primarily due to lower personnel-related costs as well as cost savings resulting from the ongoing efforts to optimize our product portfolio and the restructuring actions initiated in fiscal 2018.

In fiscal 2017, R&D spending increased $22.1 million, or 4.9%, as compared to fiscal 2016, primarily driven by costs associated with the design and development of high-performance filter-based products and GaN-based technologies and products. The increased R&D expense was partially offset by lower stock-based compensation expense.

Selling, General and Administrative

In fiscal 2018, selling, general and administrative expense decreased $17.8 million, or 3.3%, as compared to fiscal 2017, primarily due to lower personnel-related costs as well as cost savings resulting from the restructuring actions initiated in fiscal 2018.

In fiscal 2017, selling, general, and administrative expense increased $11.5 million, or 2.2%, as compared to fiscal 2016, primarily due to higher personnel-related costs, partially offset by lower stock-based compensation expense.

Other Operating Expense

In fiscal 2018, other operating expense was $103.8 million. In fiscal 2018, we initiated restructuring actions to improve operating efficiencies, and, as a result of these actions, we recorded approximately $18.3 million of employee termination benefits and adjusted the carrying value of certain held for sale assets located in China and the U.S. to fair market value (resulting in impairment charges totaling approximately $46.3 million, pursuant to Accounting Standards Codification ("ASC") 360, "Property, Plant, and Equipment"). In fiscal 2018, we also recorded integration costs and restructuring costs of $6.2 million and $2.6 million, respectively, associated with the

Business Combination, as well as $24.3 million of start-up costs related to new processes and operations in both existing and new facilities.

In fiscal 2017, other operating expense was $31.0 million, including integration costs of $16.9 million and restructuring costs of $2.0 million associated with the Business Combination, as well as $9.7 million of start-up costs related to new processes and operations in both existing and new facilities.

In fiscal 2016, other operating expense was $54.7 million, including integration costs of $26.5 million and restructuring costs of $10.1 million (including stock-based compensation) associated with the Business Combination, as well as $14.1 million of start-up costs related to new processes and operations in both existing and new facilities.

Operating Income

Our overall operating income was $70.3 million for fiscal 2018 as compared to $88.1 million for fiscal 2017. This decrease was primarily due to one-time restructuring charges, partially offset by lower personnel-related costs as well as cost savings resulting from the restructuring initiative and ongoing efforts to optimize our product portfolio.

Our overall operating income was $88.1 million for fiscal 2017 as compared to $12.0 million for fiscal 2016. This increase was primarily due to higher gross profit from higher revenue and lower intangible amortization, stock-based compensation and other costs related to the Business Combination, partially offset by lower gross margin.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year
(In thousands, except percentages)	2018	2017	2016
Revenue	$2,181,161	$2,384,041	$2,083,334
Operating income	$549,574	$554,001	$591,751
Operating income as a % of revenue	25.2%	23.2%	28.4%

MP revenue decreased $202.9 million, or 8.5%, in fiscal 2018 as compared to fiscal 2017 primarily due to lower demand for our cellular RF solutions in support of customers based in China, partially offset by higher demand for our cellular RF solutions in support of our largest end customer.

The increase in MP operating income as a percentage of revenue in fiscal 2018 as compared to fiscal 2017 was primarily due to higher gross margin and lower operating expense. Gross margin increased primarily due to favorable changes in product mix within our cellular RF solutions, lower depreciation and improved manufacturing and test yields on certain high-volume parts. This increase in gross margin was partially offset by average selling price erosion and lower factory utilization. Operating expense decreased primarily due to lower personnel-related costs as well as cost savings resulting from restructuring actions that were initiated during fiscal 2018 to improve operating efficiencies and ongoing efforts to optimize our product portfolio.

MP revenue increased $300.7 million, or 14.4%, in fiscal 2017 as compared to fiscal 2016, primarily due to higher demand for our cellular RF solutions in support of marquee smartphones and customers based in China.

The decrease in MP operating income as a percentage of revenue in fiscal 2017 as compared to fiscal 2016 was primarily due to lower gross margin. Gross margin was adversely impacted in fiscal 2017 by an unfavorable change in product mix towards lower margin low-band PAD modules, product cost reductions lagging normal average selling price erosion, lower factory utilization, and unfavorable inventory adjustments, primarily due to lower than expected manufacturing assembly yields on the low-band PAD modules in the second quarter of fiscal 2017. The lower yield was associated with the device packaging, not device functionality, however, the impact was significant because the issue was identified late in the production process.

Infrastructure and Defense Products

	Fiscal Year
(In thousands, except percentages)	2018	2017	2016
Revenue	$788,495	$644,653	$523,512
Operating income	$235,719	$152,539	$108,370
Operating income as a % of revenue	29.9%	23.7%	20.7%

IDP revenue increased $143.8 million, or 22.3%, in fiscal 2018 as compared to fiscal 2017, primarily due to higher demand for our defense and aerospace and Wi-Fi products.

IDP operating income increased $83.2 million, or 54.5%, in fiscal 2018 as compared to fiscal 2017, primarily due to higher demand for our defense and aerospace and Wi-Fi products.

IDP revenue increased $121.1 million, or 23.1%, in fiscal 2017 as compared to fiscal 2016, primarily due to higher sales of our wireless infrastructure, defense and aerospace and Wi-Fi products.

The increase in IDP operating income as a percentage of revenue in fiscal 2017 as compared to fiscal 2016 was driven by higher gross profit from increased revenue, favorable factory utilization and lower unfavorable inventory adjustments. This increase in gross profit was partially offset by higher personnel-related expenses.

See Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2018, 2017 and 2016.

Change in Estimate

During the first quarter of fiscal 2018, we changed our accounting estimate for the expected useful lives of certain machinery and equipment. We evaluated our current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with the implementation of several capital projects, including the migration of certain SAW processes from 4-inch to 6-inch toolsets and certain BAW processes from 6-inch to 8-inch toolsets. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, we determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $59.7 million for fiscal 2018. This decrease in depreciation expense for fiscal 2018 resulted in the following: (1) an increase in income from operations of $47.4 million; (2) an increase in net income of $44.1 million; (3) an improvement in earnings per share of $0.34; and (4) a reduction in inventory of $12.3 million.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2018	2017	2016
Interest expense	$(59,548)	$(58,879)	$(23,316)
Interest income	7,017	1,212	2,068
Other (expense) income	(606)	(3,087)	6,418
Income tax expense	(57,433)	(43,863)	(25,983)

Interest expense

We recognized $70.5 million, $69.9 million and $25.8 million of interest expense in fiscal years 2018, 2017 and 2016, respectively, primarily related to the $1.0 billion of senior notes that were issued in the third quarter of fiscal 2016. Interest expense in the preceding table for fiscal years 2018, 2017 and 2016 is net of capitalized interest of $13.6 million, $13.6 million and $5.2 million, respectively.

Other (expense) income

Other expense in fiscal 2018 of approximately $0.6 million was related primarily to a net loss from foreign currency offset by a gain on investments. The foreign currency loss was driven primarily by the depreciation of the U.S. dollar against the Euro and Singapore Dollar as well as by the changes in the local currency denominated balance sheet accounts.  Other expense in fiscal 2017 of approximately $3.1 million was related primarily to a net loss from foreign currency. The foreign currency loss was driven primarily by the appreciation of the U.S. dollar against the Renminbi as well as by the changes in the local currency denominated balance sheet accounts. In fiscal 2016, we recognized other income primarily due to a gain from the sale of equity securities.

Income tax expense

Income tax expense for fiscal 2018 was $57.4 million, which was primarily comprised of tax expense related to the net $77.3 million provisional impact of the Tax Act, international operations generating pre-tax book income and an increase in gross unrecognized tax benefits, offset by tax benefits related to tax credits and domestic and international operations generating pre-tax book losses. For fiscal 2018, this resulted in an annual effective tax rate of 335.0%.
The impact of the Tax Act resulted in a provisional net tax expense of $77.3 million in fiscal 2018. This was comprised of a provisional transitional repatriation tax expense of $116.4 million, offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. Both the tax charge and the tax benefit represent provisional amounts based on current best estimates.
Income tax expense for fiscal 2017 was $43.9 million, which was primarily comprised of tax expense related to domestic and international operations generating pre-tax book income and an increase in gross unrecognized tax benefits, offset by tax benefits related to tax credits and international operations generating pre-tax book losses. For fiscal 2017, this resulted in an annual effective tax rate of 160.6%.
Income tax expense for fiscal 2016 was $26.0 million, which was primarily comprised of tax expense related to international operations, an increase in gross unrecognized tax benefits and a $25.1 million increase in the valuation allowance against domestic state tax net operating loss and credit deferred tax assets and foreign net operating loss deferred tax assets, offset by tax benefits arising from domestic operations and tax credits. For fiscal 2016, this resulted in an annual effective tax rate of (908.0)%.
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2018, 2017 and 2016, the valuation allowance against domestic and foreign deferred tax assets was $42.8 million, $33.1 million, and $34.7 million, respectively.
See Note 12 of the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding income taxes.

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

As of March 31, 2018, total remaining unearned compensation cost related to unvested restricted stock units and options was $72.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 31, 2018, we had working capital of approximately $1,402.5 million, including $926.0 million in cash and cash equivalents, compared to working capital of $1,042.8 million, including $545.5 million in cash and cash equivalents, as of April 1, 2017.

Our $926.0 million of total cash and cash equivalents as of March 31, 2018, includes approximately $292.9 million held by our foreign subsidiaries, of which $190.8 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate these earnings. Our current plans are to permanently reinvest the undistributed earnings of our foreign subsidiaries, except for the earnings of Qorvo International Pte. Ltd.

Credit Agreement

On December 5, 2017, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). In December 2017, $100.0 million of the Term Loan was funded and this amount was subsequently repaid in March 2018. The remainder of the Term Loan is available, at our discretion, in up to two draws prior to June 5, 2018. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased by an amount not to exceed $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). We had no outstanding amounts under the Credit Facility as of March 31, 2018.

See Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information about the Credit Agreement, including applicable interest rates and financial covenants. As of March 31, 2018, we were in compliance with all the financial covenants under the Credit Agreement.

Stock Repurchases

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

On November 3, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. This program included approximately $150.0 million authorized on the $1.0 billion repurchase program that expired November 4, 2016.

We repurchased 2.9 million shares, 4.1 million shares (inclusive of the 0.4 million shares received in final settlement of the ASR agreement) and 24.3 million shares (inclusive of the 10.0 million shares initially received under the ASR agreement) of our common stock during fiscal years 2018, 2017 and 2016, respectively, at an aggregate cost of $219.9 million, $209.4 million and $1,300.0 million, respectively, in accordance with the share repurchase programs described above. As of March 31, 2018, $162.1 million remains available for future repurchases under our current share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2018 provided cash of $852.5 million, compared to $776.8 million in fiscal 2017. This year-over-year increase was primarily due to changes in working capital. The Tax Act did not have an impact on our fiscal 2018 cash flows from operating activities.

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

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2018 was $277.4 million, compared to $490.3 million in fiscal 2017. This year-over-year decrease in cash used in investing activities was primarily due to capital expenditures incurred in fiscal 2017 that increased premium filter capacity and manufacturing cost saving initiatives.

Net cash used in investing activities in fiscal 2017 was $490.3 million, compared to $278.7 million in fiscal 2016. This increase was primarily due to higher capital expenditures related to projects for increasing premium filter capacity and manufacturing cost savings initiatives and the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), partially offset by higher net proceeds from available-for-sale securities.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2018 was $196.8 million, compared to $165.7 million in fiscal 2017. This year-over-year increase was primarily due to higher share repurchase activity, higher tax withholding paid on behalf of employees for restricted stock units and debt payments.

Net cash used in financing activities in 2017 was $165.7 million, compared to $283.0 million in fiscal 2016. This decrease was primarily due to lower share repurchase activity, partially offset by lower net proceeds from borrowings.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our revenue grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional equity or debt financing could be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2018, 2017 and 2016.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total Payments	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Fiscal 2024 and thereafter
Capital commitments (1)	$39,793	$39,200	$—	$593	$—
Long-term debt obligations (2)	1,480,132	68,396	136,793	136,793	1,138,150
Capital lease (3)	52,431	—	2,094	2,094	48,243
Operating leases	68,582	12,490	21,898	15,740	18,454
Other purchase obligations and commitments (4)	290,626	283,452	7,174	—	—
Cross-licensing liability (5)	10,340	2,540	4,800	3,000	—
Deferred compensation (6)	14,284	966	1,397	887	11,034
Total	$1,956,188	$407,044	$174,156	$159,107	$1,215,881
(1) Capital commitments represent obligations for the construction or purchase of property and equipment. They were not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 31, 2018.
(2) Long-term debt obligations represent future cash payments of principal and interest over the life of the Notes, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of March 31, 2018. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. See Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.
(3) The capital lease obligation relates to a lease that was signed in the fourth quarter of fiscal 2018. This lease will allow us to consolidate several leased facilities as well as provide additional manufacturing space in Beijing, China. The lease is not recorded on our Consolidated Balance Sheet as of March 31, 2018, because the lease term is not expected to commence until fiscal 2020.
(4) Other purchase obligations and commitments include payments due under various contracts as well as agreements to purchase materials and manufacturing services. They are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 31, 2018.
(5) The cross-licensing liability represents payables under a cross-licensing agreement and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet as of March 31, 2018.
(6) Commitments for deferred compensation represent the liability under our Non-Qualified Deferred Compensation Plan. See Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

Other Contractual Obligations

As of March 31, 2018, in addition to the amounts shown in the contractual obligations table above, we had $127.4 million of unrecognized income tax benefits and accrued interest, of which $18.3 million had been recorded as a liability.  We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $12.7 million as of March 31, 2018. Pension benefit payments are not included in the schedule above because they are not available for all periods presented. Pension benefit payments were approximately $0.2 million in fiscal 2018 and are expected to be approximately $0.3 million in fiscal 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies, however, these policies typically do not require us to make estimates or judgments that are difficult or subjective (see Note 1 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2018, 2017 and 2016.

Property and Equipment. Periodically, we evaluate the period over which we expect to recover the economic value of our property and equipment, considering factors such as changes in machinery and equipment technology, our ability to re-use equipment across generations of process technology and historical usage trends. When we determine that the useful lives of assets are shorter or longer than we had originally estimated, we adjust the rate of depreciation to reflect the revised useful lives of the assets.

We assess property and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include an adverse change in our use of the assets or an expectation that the assets will be sold or otherwise disposed. We assess the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts.  Assets identified as “held for sale” are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The process of evaluating property and equipment for impairment is highly subjective and requires significant judgment as we are required to make assumptions about items such as future demand for our products and industry trends.

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

We have the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for our impairment test, we are required to make assumptions and judgments, including the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. We also consider recent fair value calculations of our indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then we would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

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

Goodwill

Goodwill is allocated to our reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. For fiscal 2018, we performed a qualitative assessment of the fair value of our reporting units and, as a result of our analysis, we determined that there were no indicators of impairment and no further quantitative impairment test was deemed necessary.

For fiscal 2017, we performed a qualitative assessment of the fair value of our reporting units and, as a result of our analysis, we determined that there were no indicators of impairment and no further quantitative impairment test was deemed necessary.

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

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, we recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal years 2018, 2017 and 2016, we completed and transferred into developed technology approximately $37.0 million, $220.0 million and $203.0 million, respectively, of IPRD. We performed a qualitative assessment of the remaining IPRD of $10.0 million during fiscal 2018 and concluded that IPRD was not impaired.

Intangible Assets with Definite Lives

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, developed technology and trade names resulting from business combinations and are subject to amortization.

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

Sales of products are generally made through either our sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of our products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. We have limited rebate programs offering price protection to certain distributors. These rebates represented approximately 5% of net revenue in fiscal 2018 and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. We reduce revenue and record reserves for product returns and allowances for price protection, stock rotation, and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.
We also recognize a portion of our net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property ("IP") revenue, and service revenue. These agreements are collectively less than 1% of our consolidated annual revenue. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.
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
In addition, we license or sell our rights to use portions of our IP portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the terms of each agreement. We will recognize IP revenue upon delivery of the IP if we have no substantive future obligation to perform under the arrangement. We will defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Revenue from services is recognized during the period that the service is performed.

Accounts receivable are recorded for all revenue items listed above and do not bear interest. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations after the original sale, we will record an allowance against amounts due, and thereby reduce the receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.
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

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for us beginning in the first quarter of fiscal 2019. We do not believe it will have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases. Consistent with current U.S. generally accepted accounting principles ("GAAP"), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The new guidance will become effective for us in the first quarter of fiscal 2020. We expect the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of our forecasted future lease commitments. We are continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for us beginning in the first quarter of fiscal 2019. We do not believe it will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  The new guidance provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  We will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective approach, under which the cumulative effect of adoption is recognized at the date of initial application. We have evaluated the impact of the standard and do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements. We are implementing changes to our accounting policies, internal controls and disclosures to support the new standard, however, we do not expect these changes to be material.

Accounting Pronouncements Recently Adopted

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The amendments incorporate into the ASC the recent SEC guidance related to the income tax accounting implications of the Tax Act. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting."  The new guidance clarifies when modification accounting in Topic 718 should be applied to changes to the terms or conditions of a share-based payment award. We elected to early-adopt the standard in the first quarter of fiscal 2018 with no impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)."  The new guidance requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. We adopted the provisions of ASU 2016-18 in the second quarter of fiscal 2018 using the retrospective transition method. The adjustment to reclassify restricted cash for each period presented was less than $1.0 million.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We elected to early-adopt the standard in the first quarter of fiscal 2018 using the modified retrospective method (which resulted in a cumulative adjustment to retained earnings of $1.2 million as of the beginning of the period of adoption). During fiscal 2018, we recognized a tax expense of $6.9 million related to transfers of intra-entity assets.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."  The new guidance simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows, and became effective for us in the first quarter of fiscal 2018. We recognized a cumulative-effect adjustment to reduce our accumulated deficit by $36.7 million  with a corresponding increase to deferred tax assets for the federal and state net operating losses attributable to excess tax benefits that had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in our Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in our effective tax rate. During fiscal 2018, we recognized a discrete tax benefit of $12.2 million related to the excess tax benefits from stock-based compensation. We also elected to prospectively adopt the provision that requires excess tax benefits to be presented within operating activities in the statement of cash flows and no prior periods have been restated as a result of the adoption. We continued our existing practice of estimating expected forfeitures in determining compensation cost.

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting."  The new guidance eliminates the requirement to retrospectively apply the equity method of accounting when an investment previously accounted for under the cost basis qualifies for the equity method of accounting. We adopted ASU 2016-07 in the first quarter of fiscal 2018 with no impact on our consolidated financial results.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory."  The new guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business less reasonably predictable costs to completion, transportation, or disposal. We adopted ASU 2015-11 in the first quarter of fiscal 2018 with no significant impact on our consolidated financial statements.

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

Interest Rates

The interest rates under our Credit Agreement are variable, however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of March 31, 2018.

Currency Exchange Rates

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia, Costa Rica and Europe, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Pound Sterling, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.

For fiscal 2018, we incurred a foreign currency loss of $2.8 million as compared to a loss of $3.2 million in fiscal 2017, which is recorded in “Other (expense) income.”

Our financial instrument holdings, including foreign receivables, cash and payables at March 31, 2018, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.7 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $2.2 million.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31, 2018	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents (Notes 1 & 3)	$926,037	$545,463
Accounts receivable, less allowance of $134 and $58 as of March 31, 2018 and April 1, 2017, respectively	345,957	357,948
Inventories (Notes 1 & 4)	472,292	430,454
Prepaid expenses	23,909	36,229
Other receivables (Note 1)	44,795	65,247
Other current assets (Notes 1 & 9)	30,815	26,264
Total current assets	1,843,805	1,461,605
Property and equipment, net (Notes 1 & 5)	1,374,112	1,391,932
Goodwill (Notes 1, 6 & 7)	2,173,889	2,173,914
Intangible assets, net (Notes 1, 6 & 7)	860,336	1,400,563
Long-term investments (Notes 1 & 3)	63,765	35,494
Other non-current assets (Notes 9 & 12)	65,612	58,815
Total assets	$6,381,519	$6,522,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$213,193	$216,246
Accrued liabilities (Notes 1, 9, 10, & 11)	167,182	170,584
Other current liabilities (Note 12)	60,904	31,998
Total current liabilities	441,279	418,828
Long-term debt (Note 8)	983,290	989,154
Deferred tax liabilities (Note 12)	63,084	131,511
Other long-term liabilities (Notes 9, 10, 11 & 12)	118,302	86,108
Total liabilities	1,605,955	1,625,601
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 126,322 and 126,464 shares issued and outstanding at March 31, 2018 and April 1, 2017, respectively	5,237,085	5,357,394
Accumulated other comprehensive loss, net of tax	(2,752)	(4,306)
Accumulated deficit	(458,769)	(456,366)
Total stockholders’ equity	4,775,564	4,896,722
Total liabilities and stockholders’ equity	$6,381,519	$6,522,323
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2018	2017	2016

Revenue	$2,973,536	$3,032,574	$2,610,726
Cost of goods sold	1,826,570	1,897,062	1,561,173
Gross profit	1,146,966	1,135,512	1,049,553

Operating expenses:
Research and development	445,103	470,836	448,763
Selling, general and administrative	527,751	545,588	534,099
Other operating expense (Notes 6 & 11)	103,830	31,029	54,723
Total operating expenses	1,076,684	1,047,453	1,037,585
Income from operations	70,282	88,059	11,968

Interest expense (Note 8)	(59,548)	(58,879)	(23,316)
Interest income	7,017	1,212	2,068
Other (expense) income	(606)	(3,087)	6,418
Income (loss) before income taxes	$17,145	$27,305	$(2,862)

Income tax expense (Note 12)	(57,433)	(43,863)	(25,983)
Net loss	$(40,288)	$(16,558)	$(28,845)

Net loss per share (Note 13):
Basic	$(0.32)	$(0.13)	$(0.20)
Diluted	$(0.32)	$(0.13)	$(0.20)

Weighted average shares of common stock outstanding (Note 13):
Basic	126,946	127,121	141,937
Diluted	126,946	127,121	141,937

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Year
	2018	2017	2016
Net loss	$(40,288)	$(16,558)	$(28,845)
Total comprehensive loss:
Unrealized gain on marketable securities, net of tax	204	53	742
Change in pension liability, net of tax	476	(339)	1,153
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	1,276	(1,014)	(89)
Reclassification adjustments, net of tax:
Recognized gain on marketable securities	—	—	(4,994)
Foreign currency gain recognized and included in net loss	(581)	—	—
Amortization of pension actuarial loss	179	127	179
Other comprehensive income (loss)	1,554	(1,173)	(3,009)
Total comprehensive loss	$(38,734)	$(17,731)	$(31,854)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Loss	Deficit	Total
March 28, 2015	149,059	$6,584,247	$(124)	$(410,963)	$6,173,160
Net loss	—	—	—	(28,845)	(28,845)
Other comprehensive loss	—	—	(3,009)	—	(3,009)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,156	4,406	—	—	4,406
Issuance of common stock in connection with employee stock purchase plan	429	17,967	—	—	17,967
Tax benefit from exercised stock options	—	636	—	—	636
Repurchase of common stock, including transaction costs	(24,258)	(1,300,009)	—	—	(1,300,009)
Stock-based compensation expense	—	135,366	—	—	135,366
Balance, April 2, 2016	127,386	$5,442,613	$(3,133)	$(439,808)	$4,999,672
Net loss	—	—	—	(16,558)	(16,558)
Other comprehensive loss	—	—	(1,173)	—	(1,173)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,484	16,832	—	—	16,832
Issuance of common stock in connection with employee stock purchase plan	678	25,640	—	—	25,640
Tax deficiency from exercised stock options	—	(56)	—	—	(56)
Repurchase of common stock, including transaction costs	(4,084)	(209,357)	—	—	(209,357)
Stock-based compensation expense	—	81,722	—	—	81,722
Balance, April 1, 2017	126,464	$5,357,394	$(4,306)	$(456,366)	$4,896,722
Net loss	—	—	—	(40,288)	(40,288)
Other comprehensive income	—	—	1,554	—	1,554
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,246	4,735	—	—	4,735
Issuance of common stock in connection with employee stock purchase plan	541	28,064	—	—	28,064
Cumulative-effect adoption of ASU 2016-09	—	—	—	36,684	36,684
Cumulative-effect adoption of ASU 2016-16	—	—	—	1,201	1,201
Repurchase of common stock, including transaction costs	(2,929)	(219,907)	—	—	(219,907)
Stock-based compensation expense	—	66,799	—	—	66,799
Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(40,288)	$(16,558)	$(28,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	174,425	209,825	180,362
Intangible assets amortization (Note 7)	539,790	494,752	494,589
Amortization of debt issuance cost and other non-cash items	1,858	1,709	112
Excess tax benefit from exercises of stock options	—	(65)	(935)
Deferred income taxes	(32,248)	(28,027)	(12,189)
Foreign currency adjustments	953	(36)	1,705
Loss (income) on investments and other assets, net (Note 11)	49,177	5,478	(4,705)
Stock-based compensation expense	68,158	88,845	139,516
Changes in operating assets and liabilities:
Accounts receivable, net	12,906	(36,873)	36,682
Inventories	(41,887)	(6,442)	(84,116)
Prepaid expenses and other current and non-current assets	28,310	20,285	(28,871)
Accounts payable	38,952	(1,035)	(461)
Accrued liabilities	(2,623)	26,866	3,862
Income tax payable/(recoverable)	50,801	13,414	4,300
Other assets and liabilities	4,236	4,682	(13,079)
Net cash provided by operating activities	852,520	776,820	687,927
Investing activities:
Purchase of property and equipment	(269,835)	(552,702)	(315,624)
Purchase of available-for-sale securities	—	(469)	(340,527)
Proceeds from maturities of available-for-sale securities	—	186,793	390,009
Purchase of business, net of cash acquired (Note 6)	—	(117,994)	—
Other investing	(7,574)	(5,976)	(12,572)
Net cash used in investing activities	(277,409)	(490,348)	(278,714)
Financing activities:
Repurchase of common stock, including transaction costs	(219,907)	(209,357)	(1,300,009)
Proceeds from debt issuances	100,000	—	1,175,000
Payment of debt	(107,729)	—	(175,000)
Debt issuance costs	(1,916)	—	(13,588)
Proceeds from the issuance of common stock	57,412	59,148	51,875
Tax withholding paid on behalf of employees for restricted stock units	(24,708)	(15,516)	(22,168)
Excess tax benefit from exercises of stock options	—	65	935
Other financing	—	10	(29)
Net cash used in financing activities	(196,848)	(165,650)	(282,984)
Effect of exchange rate changes on cash	2,360	(1,105)	(294)
Net increase in cash, cash equivalents and restricted cash	380,623	119,717	125,935
Cash, cash equivalents and restricted cash at the beginning of the period	545,779	426,062	300,127
Cash, cash equivalents and restricted cash at the end of the period	$926,402	$545,779	$426,062
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$70,208	$71,171	$2,164
Cash paid during the year for income taxes	$41,478	$52,656	$34,942
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$31,769	$75,340	$33,548
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018

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

The Company is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. The Company combines a broad portfolio of radio frequency (“RF”) solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity, and smart home applications. Within these markets, the Company's products enable a broad range of leading-edge applications - from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. The Company's products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

The Company’s design and manufacturing expertise covers many semiconductor process technologies, which it sources both internally and through external suppliers. The Company’s primary wafer fabrication facilities are located in Florida, North Carolina, Oregon and Texas and its primary assembly and test facilities are located in China, Costa Rica, Germany and Texas. The Company operates design, sales and manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal years 2017 and 2016 financial statements have been reclassified to conform to the fiscal 2018 presentation, such as restricted cash in accordance with Accounting Standards Update ("ASU") 2016-18.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 31, 2018, April 1, 2017, and April 2, 2016. Fiscal years 2018 and 2017 were 52-week years, and fiscal year 2016 was a 53-week year.

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

During the first quarter of fiscal 2018, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its implementation of several capital projects, including the migration of certain surface acoustic wave ("SAW") processes from 4-inch to 6-inch toolsets and certain bulk

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

acoustic wave ("BAW") processes from 6-inch to 8-inch toolsets. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to three years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2018 and resulted in a decrease in depreciation expense of $59.7 million for fiscal 2018. This decrease in depreciation expense for fiscal 2018 resulted in the following: (1) an increase in income from operations of $47.4 million; (2) an increase in net income of $44.1 million; (3) an improvement in earnings per share of $0.34; and (4) a reduction in inventory of $12.3 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly-liquid investments with original maturities of three months or less when purchased.
Investments

Investments available-for-sale at March 31, 2018 and April 1, 2017 consisted of auction rate securities ("ARS").  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in “Other comprehensive income (loss).”  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other (expense) income.”  The cost of available-for-sale securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest.

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in “Other comprehensive income (loss).”  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales and management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($38.1 million as of March 31, 2018 and $55.4 million as of April 1, 2017, which are reported on a net basis), precious metal reclaims submitted for payment and other miscellaneous items.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to thirty-nine years. The Company capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with that asset cost. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation. The Company records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

The Company periodically evaluates the period over which it expects to recover the economic value of the Company’s property and equipment, considering factors such as changes in machinery and equipment technology, the ability to re-use equipment across generations of process technology and historical usage trends. If the Company determines that the useful lives of its assets are shorter or longer than originally estimated, the rate of depreciation is adjusted to reflect the revised useful lives of the assets.

The Company assesses property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include an adverse change in the use of the Company’s assets or an expectation that the assets will be sold or otherwise disposed. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Assets identified as “held for sale” are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board ("FASB") guidance, which requires annual testing for impairment or whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company performs its annual impairment tests on the first day of the fourth quarter in each fiscal year. Indefinite-lived intangible assets consist of in-process research and development ("IPRD").

The Company has the option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for its impairment test, the Company is required to make assumptions and judgments, including the evaluation of macroeconomic conditions as related to the Company's business, industry and market trends, and the overall future financial performance of the Company's reporting units and future opportunities in the markets in which they operate. The Company also considers recent fair value calculations of its indefinite-lived

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then the Company would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

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

Goodwill

Goodwill is allocated to the Company's reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of March 31, 2018, the Company's goodwill balance of $2,173.9 million is allocated between its Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") reporting units. In fiscal years 2018 and 2017, the Company completed qualitative assessments of the fair value of its reporting units and concluded that goodwill was not impaired.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, the Company recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development ("R&D") efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. During fiscal years 2018, 2017 and 2016, the Company completed and transferred into developed technology approximately $37.0 million, $220.0 million and $203.0 million, respectively, of IPRD. The Company performed a qualitative assessment of the remaining IPRD of $10.0 million during fiscal 2018 and concluded that IPRD was not impaired.

Intangible Assets with Definite Lives

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, developed technology and trade names resulting from business combinations and are subject to amortization.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Accrued Liabilities

The "Accrued liabilities" balance as of March 31, 2018 and April 1, 2017 includes accrued compensation and benefits of $96.7 million and $98.7 million, respectively, and interest payable of $23.1 million and $23.2 million, respectively.

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

Sales of products are generally made through either the Company's sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of the Company's products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 5% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. The Company reduces revenue and records reserves for product returns and allowances for price protection, stock rotation, and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees, contracts for R&D work, royalty income, intellectual property ("IP") revenue, and service revenue. These agreements are collectively less than 1% of consolidated annual revenue. Revenue from these agreements is recognized when the service is completed or upon certain milestones, as provided for in the agreements.

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

The Company additionally licenses or sells its rights to use portions of its IP portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the terms of each agreement. The Company will recognize IP revenue upon delivery of the IP if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Revenue from services is recognized during the period that the service is performed.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Income Taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting and tax basis of assets and liabilities and for tax carryforwards. Deferred tax assets and liabilities for each tax jurisdiction are measured using the enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets to the extent the Company determines it is more likely than not that some portion or all of its deferred tax assets will not be realized.

A more likely than not recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in its financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

It is the Company’s current intent and policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S., except for Qorvo International Pte. Ltd. in Singapore. Accordingly, the Company does not record a deferred tax liability for U.S. income taxes on unremitted foreign earnings of other foreign subsidiaries.

Stock-Based Compensation

Under FASB Accounting Standards Codification ("ASC") 718, “Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 31, 2018, total remaining unearned compensation cost related to unvested restricted stock units and options was $72.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The Company will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. The new standard will become effective for the Company beginning in fiscal 2021 with early adoption permitted. The Company does not believe it will have a significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will become effective for the Company beginning in the first quarter of fiscal 2019. The Company does not believe it will have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases. Consistent with current U.S. generally accepted accounting principles ("GAAP"), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The new guidance will become effective for the Company in the first quarter of fiscal 2020. The Company expects the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of its forecasted future lease commitments. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance will affect the accounting for

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard is effective for the Company beginning in the first quarter of fiscal 2019. The Company does not believe it will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  The new guidance provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Additional disclosures will be required regarding the nature, amount, timing and uncertainty of cash flows.  The Company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective approach, under which the cumulative effect of adoption is recognized at the date of initial application. The Company has evaluated the impact of the standard and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. The Company is implementing changes to its accounting policies, internal controls and disclosures to support the new standard; however, these changes are not expected to be material.

Accounting Pronouncements Recently Adopted

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The amendments incorporate into the ASC the recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"). See Note 12 for further disclosures.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)."  The new guidance requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the second quarter of fiscal 2018 using the retrospective transition method. The adjustment to reclassify restricted cash for each period presented was less than $1.0 million.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company elected to early-adopt the standard in the first quarter of fiscal 2018 using the modified retrospective method (which resulted in a cumulative adjustment to retained earnings of $1.2 million as of the beginning of the period of adoption). During fiscal 2018, the Company recognized a tax expense of $6.9 million related to transfers of intra-entity assets.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."  The new guidance simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards on the balance sheet and presentation on the statement of cash flows, and became effective for the Company in the first quarter of fiscal 2018. The Company recognized a cumulative-effect adjustment to reduce the Company's accumulated deficit by $36.7 million with a corresponding increase to deferred tax assets for the federal and state net operating losses attributable to excess tax benefits that had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. During fiscal 2018, the Company recognized a discrete tax benefit of $12.2 million related to the excess tax benefits from stock-based compensation. The Company also elected to prospectively adopt the provision that requires excess tax benefits to be presented within operating activities in the statement of cash flows and no

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

prior periods have been restated as a result of the adoption. The Company has continued its existing practice of estimating expected forfeitures in determining compensation cost.

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting."  The new guidance eliminates the requirement to retrospectively apply the equity method of accounting when an investment previously accounted for under the cost basis qualifies for the equity method of accounting. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018 with no impact on its consolidated financial results.

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

Revenue from significant customers, those representing 10% or more of revenue for the respective periods, are summarized as follows:

	Fiscal Year
	2018	2017	2016
Apple Inc. ("Apple")	36%	34%	37%
Huawei Technologies Co., Ltd.	8%	11%	12%

The Company provided its products to Apple through sales to multiple contract manufacturers.

These customers primarily purchase cellular RF and Wi-Fi solutions offered by the Company's MP segment for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the Internet of Things ("IoT").

Accounts receivable related to these customers (which includes multiple contract manufacturers) accounted for 26%, 40%, and 40% of the Company's total net accounts receivable balance as of March 31, 2018, April 1, 2017 and April 2, 2016, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of cash equivalents and available-for-sale securities as of March 31, 2018 and April 1, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Auction rate securities	$1,950	$—	$(107)	$1,843
Money market funds	9	—	—	9
	$1,959	$—	$(107)	$1,852
April 1, 2017
Auction rate securities	$2,150	$—	$(429)	$1,721
Money market funds	14	—	—	14
	$2,164	$—	$(429)	$1,735

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 31, 2018 and April 1, 2017. The Company determines the cost of an investment sold based on the specific identification method.

The expected maturity distribution of cash equivalents and available-for-sale debt securities is as follows (in thousands):

	March 31, 2018		April 1, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$9	$9	$14	$14
Due after ten years	1,950	1,843	2,150	1,721
Total investments in debt securities	$1,959	$1,852	$2,164	$1,735

Other Investments

As of March 31, 2018, the Company had invested $45.0 million to acquire shares of Series F Preferred Stock of Cavendish Kinetics Limited, a private limited company incorporated in England and Wales. This investment is accounted for as a cost method investment and classified in "Long-term investments" in the Consolidated Balance Sheets.

Fair Value of Financial Instruments

Marketable securities are measured at fair value and recorded in "Cash and cash equivalents" and "Long-term investments" in the Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

Recurring Fair Value Measurements

The fair value of the financial assets and liabilities measured at fair value on a recurring basis was determined using the following levels of inputs as of March 31, 2018 and April 1, 2017 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2018
Assets
Money market funds	$9	$9	$—
Auction rate securities (1)	1,843	—	1,843
Invested funds in deferred compensation plan (2)	14,284	14,284	—
Total assets measured at fair value	$16,136	$14,293	$1,843
Liabilities
Deferred compensation plan obligation (2)	$14,284	$14,284	$—
Total liabilities measured at fair value	$14,284	$14,284	$—

April 1, 2017
Assets
Money market funds	$14	$14	$—
Auction rate securities (1)	1,721	—	1,721
Invested funds in deferred compensation plan (2)	10,237	10,237	—
Total assets measured at fair value	$11,972	$10,251	$1,721
Liabilities
Deferred compensation plan obligation (2)	$10,237	$10,237	$—
Total liabilities measured at fair value	$10,237	$10,237	$—

(1) Auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions. The Company's Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.
(2) The non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the asset deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Consolidated Balance Sheets.

As of March 31, 2018 and April 1, 2017, the Company did not have any Level 3 assets or liabilities.

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. See Note 11 for further information on impairment of property and equipment.

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 8 for the fair value of the Company's long-term debt.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	March 31, 2018	April 1, 2017
Raw materials	$110,389	$92,282
Work in process	221,137	198,339
Finished goods	140,766	139,833
Total inventories	$472,292	$430,454

5.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2018	April 1, 2017
Land	$23,778	$25,025
Building and leasehold improvements	389,234	384,784
Machinery and equipment	1,660,138	1,659,404
	2,073,150	2,069,213
Less accumulated depreciation	(911,910)	(981,328)
	1,161,240	1,087,885
Construction in progress	212,872	304,047
Total property and equipment, net	$1,374,112	$1,391,932

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

6.    BUSINESS ACQUISITIONS

Acquisition of GreenPeak Technologies, B.V.
During fiscal 2017, the Company completed the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short RF communication technology. The acquisition expanded the Company's offerings to include integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home. The Company acquired 100% of the outstanding equity securities of GreenPeak for a purchase price of $118.1 million, net of cash acquired of $0.7 million. The total purchase price was allocated to GreenPeak's assets and liabilities based upon fair values as determined by the Company and resulted in goodwill of $38.2 million. The measurement period (up to one year from the acquisition date pursuant to ASC Topic 805 "Business Combinations") related to the acquisition of GreenPeak was concluded during the first quarter of fiscal 2018.

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

The Business Combination resulted in an increase in intangible assets of $2,394.0 million. The more significant intangible assets acquired were developed technology of $610.0 million and customer relationships of $1,220.0 million (which are both being amortized over periods between 4 and 6 years) and IPRD of $470.0 million, of which $460.0 million has been completed as of March 31, 2018 and transferred to finite-lived intangible assets (which are being amortized over periods between 4 and 6 years).

During fiscal years 2018, 2017 and 2016, the Company incurred integration costs of approximately $6.2 million, $16.9 million, and $26.5 million, respectively, associated with the Business Combination. During fiscal years 2018, 2017 and 2016, the Company incurred restructuring costs of approximately $2.6 million, $2.0 million, and $10.1 million, respectively, associated with the Business Combination.

The acquisition, integration and restructuring costs are being expensed as incurred and are presented in the Consolidated Statements of Operations as "Other operating expense." See Note 11 for further information on the restructuring.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal years 2017 and 2018, are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 2, 2016 (1)	$1,751,503	384,194	$2,135,697
GreenPeak acquisition	—	38,217	38,217
Balance as of April 1, 2017 (1)	1,751,503	422,411	2,173,914
GreenPeak acquisition measurement adjustment	—	(25)	(25)
Balance as of March 31, 2018 (1)	$1,751,503	$422,386	$2,173,889

(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 31, 2018		April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Customer relationships	$1,272,725	$936,175	$1,272,725	$656,688
Developed technology	1,246,335	733,081	1,209,335	481,441
Trade names	29,391	29,377	29,353	21,912
Technology licenses	12,379	11,904	13,346	11,711
Non-compete agreement	1,026	983	1,026	470
IPRD	10,000	N/A	47,000	N/A
Total	$2,571,856	$1,711,520	$2,572,785	$1,172,222

During fiscal 2018, $37.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 4 years. As of March 31, 2018, the IPRD remaining totaled approximately $10.0 million and is expected to be completed during fiscal 2019 with estimated remaining costs to complete of approximately $1.0 million to $2.0 million.

Total intangible assets amortization expense was $539.8 million, $494.8 million and $494.6 million in fiscal years 2018, 2017 and 2016, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2019	$455,000
2020	207,000
2021	155,000
2022	28,000
2023	12,000

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

8.    DEBT

Debt as of March 31, 2018 and April 1, 2017 is as follows (in thousands):

	March 31, 2018	April 1, 2017
6.75% Senior Notes due 2023	$444,464	$450,000
7.00% Senior Notes due 2025	548,500	550,000
Less unamortized issuance costs	(9,674)	(10,846)
Total long-term debt	$983,290	$989,154

Credit Agreement
On December 5, 2017 (the "Closing Date"), the Company and certain of its material domestic subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the Closing Date, $100.0 million of the Term Loan was funded (and was subsequently repaid in March 2018), with the remainder available, at the discretion of the Company, in up to two draws prior to June 5, 2018. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request, at its option and at any time, that the Credit Facility be increased by an amount not to exceed $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Upon execution of the Credit Agreement, the Company terminated its prior credit agreement, dated as of April 7, 2015, as amended, with Bank of America, N.A., thus terminating and releasing the Company’s obligations and guarantees of certain of its subsidiaries under that agreement. During fiscal 2018, there were no borrowings under the Revolving Facility. The Company had no outstanding amounts under the Credit Facility as of March 31, 2018.

At the Company’s option, loans under the Credit Agreement bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Base Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three, six or twelve months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.125% per annum to 1.375% per annum. The Applicable Rate for Base Rate loans ranges from 0.125% per annum to 0.375% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement. Interest paid on the Term Loan during fiscal 2018 was $0.7 million.

The Credit Agreement contains various conditions, covenants and representations with which the Company must comply in order to borrow funds and to avoid an event of default, including the following financial covenants that the Company must maintain: (i) a consolidated leverage ratio not to exceed 3.0 to 1.0 as of the end of any fiscal quarter of the Company, provided that in connection with a permitted acquisition in excess of $300.0 million, the Company's maximum consolidated leverage ratio may increase on two occasions during the term of the Credit Facility to 3.5 to 1.0 for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs and (ii) an interest coverage ratio not to be less than 3.0 to 1.0 as of the end of any fiscal quarter of the Company. As of March 31, 2018, the Company was in compliance with these covenants.

The Credit Agreement also contains customary events of default. The occurrence of an event of default can result in the exercise of remedies including an increase in the applicable rate of interest by 2.00%, termination of undrawn commitments under the Credit Facility, declaration that all outstanding loans are due and payable and requiring cash

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date.

Senior Notes

On November 19, 2015, the Company completed an offering of $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes” and, together with the 2023 Notes, the “Notes”). The Notes were sold in the U.S. to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

On September 19, 2016, the Company completed an exchange offer, in which all of the 2023 Notes and substantially all of the 2025 Notes were exchanged for new notes that have been registered under the Securities Act.

At any time prior to December 1, 2018, the Company may redeem all or part of the 2023 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 106.75%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2018, the Company may redeem the 2023 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date). In March 2018, the Company repurchased $5.5 million of the 2023 Notes at a redemption price of 107.50% plus accrued and unpaid interest.

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.00%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at once or over time, at the specified redemption prices set forth in the Indenture plus accrued and unpaid interest thereon to the redemption date (subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date). In March 2018, the Company repurchased $1.5 million of the 2025 Notes at a redemption price of 109.50% plus accrued and unpaid interest.

Interest is payable on June 1 and December 1 of each year on the 2023 Notes at a rate of 6.75% per annum and on the 2025 Notes at a rate of 7.00% per annum. Interest paid on the Notes during fiscal 2018 and fiscal 2017 was $68.9 million and $71.2 million, respectively.

The 2023 Notes and the 2025 Notes are traded over the counter, and their fair values as of March 31, 2018 of $474.5 million and $596.5 million, respectively (compared to carrying values of $444.5 million and $548.5 million, respectively) were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $489.4 million and $607.8 million, respectively (compared to carrying values of $450.0 million and $550.0 million, respectively), as of April 1, 2017.

Interest Expense

During fiscal 2018, the Company recognized $70.5 million of interest expense related to the Notes and the Term Loan, which was offset by $13.6 million of interest capitalized to property and equipment. During fiscal 2017 and fiscal 2016, the Company recognized $69.9 million and $25.8 million, respectively, of interest expense related to the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

Notes, which was partially offset by $13.6 million and $5.2 million, respectively, of interest capitalized to property and equipment.

9.     RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S. and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder or national pension plans with differing eligibility and contributory requirements based on local and national regulations. U.S. employees are eligible to participate in the Company's fully qualified 401(k) plan 30 days after their date of hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the 401(k) plan are made at the discretion of the Company’s Board of Directors.  Employees are immediately vested in their own contributions as well as employer matching contributions.

In total, the Company contributed $14.0 million, $11.5 million and $11.7 million to its domestic and foreign defined contribution plans during fiscal years 2018, 2017 and 2016, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with $4.0 million and $3.3 million of assets valued as of March 31, 2018 and April 1, 2017, respectively. Assets of the funded plan are included in "Other non-current assets" in the Consolidated Balance Sheets. The net periodic benefit obligations of both plans were $12.7 million and $11.4 million as of March 31, 2018 and April 1, 2017, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of March 31, 2018 and April 1, 2017. The net periodic benefit costs were approximately $0.7 million, $0.6 million and $0.8 million for fiscal years 2018, 2017 and 2016, respectively.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $14.3 million and $10.2 million as of March 31, 2018 and April 1, 2017, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $1.0 million and $0.7 million as of March 31, 2018 and April 1, 2017, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $13.3 million and $9.5 million as of March 31, 2018 and April 1, 2017, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain of its corporate, wafer fabrication and other facilities from multiple third-party real estate developers. The operating leases expire at various dates through 2034, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods. Several of these leases also include market rate rent escalations, rent holidays, and leasehold improvement incentives, all of which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

less than one year to approximately four years. As of March 31, 2018, the total future minimum lease payments related to facility and equipment operating leases was approximately $68.6 million.

In the fourth quarter of fiscal 2018, the Company entered into a capital lease for a facility in Beijing, China that will allow the Company to consolidate several leased facilities as well as provide additional manufacturing space. The lease term is expected to commence in fiscal 2020 and therefore is not recorded on the Consolidated Balance Sheet as of March 31, 2018. The initial term of the lease is five years. The lease includes multiple renewal options, and the maximum lease term cannot exceed 30 years.

Minimum future lease payments under non-cancelable operating and capital leases as of March 31, 2018, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Lease	Total
2019	$12,490	$0	$12,490
2020	11,429	1,047	12,476
2021	10,469	1,047	11,516
2022	8,577	1,047	9,624
2023	7,163	1,047	8,210
Thereafter	18,454	48,243	66,697
Total minimum lease payments	$68,582	$52,431	$121,013

Rent expense under operating leases, covering facilities and equipment, was approximately $16.3 million, $14.8 million, and $14.2 million for fiscal years 2018, 2017 and 2016, respectively.

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

11.    RESTRUCTURING

During fiscal 2018, the Company recorded approximately $67.7 million of restructuring expenses in "Other operating expense" in the Consolidated Statements of Operations, related to actions initiated in fiscal 2018 to improve operating efficiencies and actions initiated in fiscal 2015 as a result of the Business Combination.

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies, and, as a result of these actions, recorded approximately $18.3 million of employee termination benefits. As a result of this restructuring plan, in the fourth quarter of fiscal 2018, the Company also adjusted the carrying value of certain of its held for sale assets located in China and the U.S. to fair market value (resulting in impairment charges totaling approximately $46.3 million, pursuant to ASC 360). The fair value of the assets is based on quotes from third parties. The Company expects to record approximately $0.9 million of additional restructuring charges in fiscal 2019 primarily associated with employee termination benefits.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

During fiscal years 2018, 2017 and 2016, the Company recorded restructuring expenses (including employee termination benefits, stock-based compensation and ongoing expenses related to exited leased facilities) of approximately $2.7 million, $2.1 million and $10.2 million, respectively, primarily as a result of the Business Combination. See Note 6 for further information on the Business Combination.

As of March 31, 2018 and April 1, 2017, restructuring obligations relating to employee termination benefits totaled $6.1 million and $1.6 million, respectively, and are included in “Accrued liabilities” in the Consolidated Balance Sheets. As of March 31, 2018 and April 1, 2017, restructuring obligations relating to lease obligations totaled $2.6 million and $2.1 million, respectively, and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

12.    INCOME TAXES

On December 22, 2017, the Tax Act was signed into law in the U.S. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates, providing full expensing for investments in new and used qualified property made after September 27, 2017, and implementing a territorial tax system. Due to the timing of the Company's fiscal year, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. The Tax Act implements a territorial tax system that eliminates U.S. federal income taxes on dividends from 10% owned foreign subsidiaries, but limits the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. In connection with the transition to the new territorial tax system, a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries is being imposed (the “Transitional Repatriation Tax”), which is payable over eight years. In addition, the Tax Act includes two new U.S. tax base erosion provisions, the Global Intangible Low-Taxed Income ("GILTI") provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions, which become effective for the Company in fiscal 2019.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the appropriate accounting treatment when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. In the interim periods, provisional amounts are to be recorded where the income tax effect can be reasonably estimated. The Company’s accounting for the Tax Act is incomplete, but the Company has recorded the provisional estimates discussed below and will finalize and record any resulting adjustments within the one-year measurement period. The final transitional impacts of the Tax Act may differ from the below provisional estimates, possibly materially, due to, among other things: legislation by states with respect to the Tax Act; evolving technical interpretations of the Tax Act; legislative action to address questions that arise because of the Tax Act; clarification of the application of accounting standards for income taxes or related interpretations in response to the Tax Act; or updates or changes to provisional amounts the Company has utilized to calculate the transitional impacts, including impacts from changes to current year earnings and tax liabilities, deferred tax assets and liabilities, earnings and profits at foreign subsidiaries, tax pools at foreign subsidiaries, foreign tax credits and foreign exchange rates.

The impact of the Tax Act resulted in a provisional tax expense of $77.3 million in fiscal 2018. This was comprised of a provisional Transitional Repatriation Tax expense of $116.4 million, offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. Both the tax charge and the tax benefit represent provisional amounts and the Company’s current best estimates.

The Transitional Repatriation Tax is a one-time tax on accumulated and current earnings and profits (“E&P”) of foreign companies with U.S. owners that have not previously been subjected to tax in the U.S. A portion of the E&P is subject to a tax rate of 15.5% and the remainder to 8%. To determine the amount of the Transitional Repatriation Tax, the Company must determine for each foreign company in which it has a direct or indirect ownership interest, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transitional Repatriation Tax on its wholly owned foreign subsidiaries and has recorded a provisional Transitional Repatriation Tax expense of $116.4 million as a component of its current income tax provision. No reasonable estimate has been made with respect to direct and indirect investments in other foreign companies. The Company is continuing to

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

gather and analyze additional information and guidance to complete the accounting with respect to its calculation of E&P, non-U.S. income taxes paid, and the portion taxable at the 15.5% tax rate.

The Tax Act allows the tax liability arising from the Transitional Repatriation Tax to be paid on an installment basis over eight years, resulting in a provisional increase in the long-term tax liability account included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets.

The deferred tax assets and liabilities of the Company are impacted by the Tax Act. The reduction in the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, requires the Company to remeasure its deferred tax assets and liabilities. The Company has evaluated this change and recorded a decrease to net deferred tax liabilities with a corresponding increase to deferred tax benefit of $39.1 million. In addition, the full expensing of investments in qualified property after September 27, 2017, impacts the calculation of deferred tax balances. The provisional amount for full expensing requires further analysis to determine which fixed assets placed in service after September 27, 2017, meet the qualification requirements. The Company is still in the process of evaluating the state tax impact on deferred tax balances, including valuation allowances, from the full expensing provision and other provisions of the Tax Act.

GILTI creates a new requirement that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. stockholder. Due to the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740, "Income Taxes." Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision or make the accounting policy election. As a result, the Company has not made any provisional adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes for GILTI.

Beginning in calendar year 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate stockholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate stockholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. While the Company has accrued the Transitional Repatriation Tax on the deemed repatriated earnings that were previously indefinitely reinvested, it currently intends to only repatriate amounts where no additional withholding taxes will be imposed on a distribution. The Company has determined that Singapore does not impose a withholding tax on dividends and no longer takes the position that earnings are permanently reinvested for our operating subsidiary in Singapore. With respect to its other foreign subsidiaries, the Company continues to account for them as permanently reinvested while it continues to evaluate the impacts of the Tax Act on its operations in accordance with guidance issued under SAB 118.

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2018	2017	2016
United States	$(151,083)	$2,439	$(35,923)
Foreign	168,228	24,866	33,061
Total	$17,145	$27,305	$(2,862)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Current (expense) benefit:
Federal	$(28,168)	$(23,835)	$(4,285)
State	(229)	(476)	(541)
Foreign	(61,284)	(47,579)	(33,346)
	(89,681)	(71,890)	(38,172)
Deferred benefit (expense):
Federal	$11,817	$2,762	$27,794
State (1)	253	3,659	(31,229)
Foreign	20,178	21,606	15,624
	32,248	28,027	12,189
Total	$(57,433)	$(43,863)	$(25,983)

(1) In fiscal 2016, the state deferred tax expense included a $31.0 million income tax expense related to an increase in the valuation allowance for the deferred tax asset related to state net operating losses and tax credits.

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2018, 2017 and 2016 is as follows (dollars in thousands):

	Fiscal Year
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$(5,407)	31.54%	$(9,557)	35.00%	$1,002	35.00%
(Increase) decrease resulting from:
State benefit (provision), net of federal (provision) benefit	474	(2.77)	(662)	2.42	(1,320)	(46.14)
Tax credits	38,054	(221.95)	15,352	(56.22)	15,459	540.21
Effect of changes in income tax rate applied to net deferred tax assets	39,168	(228.45)	1,163	(4.26)	(2,716)	(94.92)
Foreign tax rate difference	21,829	(127.32)	(11,298)	41.38	4,114	143.77
Foreign permanent differences	(2,598)	15.15	(8,432)	30.88	(1,700)	(59.40)
Change in valuation allowance	(1,632)	9.52	1,363	(4.99)	(25,120)	(877.84)
Stock-based compensation	9,924	(57.88)	(3,228)	11.82	(5,362)	(187.37)
Tax reserve adjustments	(29,188)	170.24	(21,789)	79.80	(8,699)	(303.99)
Deemed dividend	(5,098)	29.73	(6,989)	25.60	(3,984)	(139.21)
U.S. Tax Toll Charge	(116,419)	679.03	—	—	—	—
Intra-entity transfer	(6,873)	40.09	—	—	—	—
Other income tax (expense) benefit	333	(1.94)	214	(0.79)	2,343	81.89
	$(57,433)	334.99%	$(43,863)	160.64%	$(25,983)	(908.00)%

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2018	2017
Deferred income tax assets:
Inventory reserve	$9,894	$15,599
Equity compensation	37,724	83,333
Net operating loss carry-forwards	50,128	40,575
Research and other credits	39,513	92,793
Employee benefits	12,842	13,247
Other deferred assets	16,620	23,355
Total deferred income tax assets	166,721	268,902
Valuation allowance	(42,787)	(33,104)
Total deferred income tax assets, net of valuation allowance	$123,934	$235,798

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(101,261)	$(258,422)
Accumulated depreciation/basis difference	(63,363)	(91,337)
Total deferred income tax liabilities	(164,624)	(349,759)
Net deferred income tax liabilities	$(40,690)	$(113,961)

Amounts included in the Consolidated Balance Sheets:
Non-current assets	22,394	17,550
Non-current liabilities	(63,084)	(131,511)

Net deferred income tax liabilities	$(40,690)	$(113,961)

The Company has recorded a $42.8 million and a $33.1 million valuation allowance against the U.S. deferred tax assets and deferred tax assets at foreign subsidiaries as of March 31, 2018, and April 1, 2017, respectively. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. Management reevaluates the ability to realize the benefit of the deferred tax assets of the Company on a quarterly basis.

The valuation allowance against deferred tax assets increased by $9.7 million in fiscal 2018. The increase was comprised of a $6.8 million increase resulting from tax rate changes, primarily the federal rate changes enacted in the Tax Act, a $1.9 million increase in the state deferred tax for net operating losses and tax credits, a $1.0 million increase for deferred tax assets for net operating losses at other foreign subsidiaries and a $0.5 million increase in the valuation allowance for state tax credits due to the adoption of ASU 2016-09. It was partially offset by a $0.5 million decrease in valuation allowance for federal deferred tax assets for foreign tax credits. At the end of fiscal 2018, a $2.0 million valuation allowance remained against deferred tax assets at other foreign subsidiaries and a $40.8 million valuation allowance remained against domestic deferred tax assets as management has determined it is more likely than not that the related deferred tax assets will not be realized.

The valuation allowance against deferred tax assets decreased by $1.6 million in fiscal 2017. The decrease was comprised of a $5.2 million decrease in the valuation allowance for foreign deferred tax assets primarily resulting from the removal of the valuation allowance at a China manufacturing subsidiary as management has determined it is more likely than not that the related deferred tax assets will be realized. The decrease was offset by a $2.8 million increase in the valuation allowance for federal deferred tax assets for foreign tax credits and state deferred tax assets for net operating losses and tax credits, as well as a $0.8 million increase for deferred tax assets for net operating losses at other foreign subsidiaries. At the end of fiscal 2017, a $0.8 million valuation allowance remained against deferred tax assets at other foreign subsidiaries and a $32.3 million valuation allowance remained against domestic deferred tax assets as management determined it was more likely than not that the related deferred tax assets would not be realized.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

During fiscal 2017, the Company's China manufacturing subsidiary, which operates as a cost plus manufacturer for another Qorvo subsidiary, exited its start-up operational phase and generated sufficient income to substantially offset the losses earned in prior years. The balance of the cumulative pre-tax book loss was expected to be offset by income in the first half of fiscal 2018 as production at the assembly and test facility continued to increase as the Company reduced its dependence on outside assembly and test subcontractors. After evaluating the positive and negative evidence, management determined that it was more likely than not that the deferred tax assets of this China manufacturing subsidiary would be realized and a valuation allowance would not be provided as of the end of fiscal 2017.

The valuation allowance against deferred tax assets increased by $20.9 million in fiscal 2016. The increase was comprised of a $20.2 million increase in the valuation allowance for state deferred tax assets for net operating losses and tax credits, a $5.0 million increase in the valuation allowance for foreign net operating loss deferred tax assets, and a $4.3 million decrease in the valuation allowance related to a deferred tax asset recorded in the initial purchase price accounting for the Business Combination. The Business Combination adjustment related to a deferred tax asset which was recorded during fiscal 2015 in the initial purchase price accounting with a full valuation allowance, but which deferred tax asset was determined in fiscal 2016 to not exist as of the acquisition date. Accordingly, in fiscal 2016, that deferred tax asset was removed along with the offsetting deferred tax asset valuation allowance. At the end of fiscal 2016, a $5.2 million valuation allowance remained against foreign deferred tax assets and a $29.5 million valuation allowance remained against domestic deferred tax assets as management determined it was more likely than not that the related deferred tax assets would not be realized, effectively increasing the domestic net deferred tax liabilities.

During fiscal 2016, North Carolina enacted legislation to reduce the corporate income tax rate from 5% to 4% and phase-in over a three-year period a move to a single sales factor apportionment methodology. In addition, the Company underwent operational changes to leverage existing resources and capabilities of its Singapore subsidiary and consolidate operations and responsibilities associated with its foreign back-end manufacturing operations and foreign customers in that Singapore subsidiary. Together these changes resulted in a significant decrease in the amount of future taxable income expected to be allocated to North Carolina and other states in which the net operating loss and tax credit carryovers existed. As a result, it was no longer more likely than not that the deferred tax assets related to those state net operating loss and tax credit carryovers for which a valuation allowance was being provided will be used before they expire. The deferred tax asset for foreign net operating losses primarily related to the China subsidiary which owns the internal assembly and test facility that became operational during fiscal 2016 and had incurred losses since inception.

As of March 31, 2018, the Company had federal loss carryovers of approximately $305.0 million that expire in fiscal years 2020 to 2038 if unused and state losses of approximately $147.3 million that expire in fiscal years 2019 to 2038 if unused. Federal research credits of $54.9 million, and state credits of $58.7 million may expire in fiscal years 2019 to 2038 and 2019 to 2033, respectively. Foreign losses in the Netherlands of approximately $7.8 million expire in fiscal years 2019 to 2027. Included in the amounts above are certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in the current and prior years. The utilization of acquired domestic assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested, except for the earnings of Qorvo International Pte. Ltd., our operating subsidiary in Singapore. No provision for U.S. federal, state income taxes and foreign local withholding taxes has been made with respect to any of the other foreign subsidiaries. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in March 2024 and December 2021, respectively. In February 2017, Singapore enacted legislation that will exclude from the Company's existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Income tax

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

expense decreased by $7.9 million (approximately $0.06 per basic and diluted share impact) in fiscal 2018 and $2.7 million (approximately $0.02 per basic and diluted share impact) in fiscal 2017 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $122.8 million as of March 31, 2018, $90.6 million as of April 1, 2017, and $69.1 million as of April 2, 2016. Of these amounts, $118.7 million (net of federal benefit of state taxes), $84.4 million (net of federal benefit of state taxes) and $64.2 million (net of federal benefit of state taxes) as of March 31, 2018, April 1, 2017, and April 2, 2016, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of fiscal 2016 through fiscal 2018 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Beginning balance	$90,615	$69,052	$59,397
Additions based on positions related to current year	26,431	20,036	9,374
Additions for tax positions in prior years	5,844	1,878	2,723
Reductions for tax positions in prior years	(67)	(29)	(1,973)
Expiration of statute of limitations	—	(322)	(469)
Ending balance	$122,823	$90,615	$69,052

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2018, 2017 and 2016, the Company recognized $(2.5) million, $2.1 million and $1.6 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $4.6 million, $7.1 million and $5.0 million as of March 31, 2018, April 1, 2017, and April 2, 2016, respectively.

The unrecognized tax benefits of $122.8 million and accrued interest and penalties of $4.6 million at the end of fiscal 2018 are recorded on the Consolidated Balance Sheet as an $18.3 million long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Within the next 12 months, the Company believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced as a result of reductions for tax positions taken in prior years where the only uncertainty was related to the timing of the tax deduction.

Income taxes payable of $60.0 million and $31.7 million as of March 31, 2018, and April 1, 2017, respectively, are included in "Other current liabilities" in the Consolidated Balance Sheets. Long term income taxes payable of $24.2 million as of March 31, 2018, are included in "Other long-term liabilities" in the Consolidated Balance Sheets.

RFMD's fiscal 2015 and TriQuint's calendar 2014 federal, North Carolina, and California tax returns and subsequent tax years remain open for examination. The federal tax return for the short period ended January 1, 2015 for RFMD is currently under examination by the Internal Revenue Service, and the Singapore tax return for calendar year 2012 is currently under examination by the Singapore tax authorities. An examination by taxing authorities of the Company's China subsidiary in Beijing of its calendar year 2013 through 2015 tax returns was completed in fiscal 2018 with minimal adjustments and returns for subsequent tax years remain open for examination. An examination by the German taxing authorities of the returns for calendar years 2013 through 2015 was completed during fiscal 2017 with minimal adjustments and returns for subsequent tax years remain open for examination. Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

13.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	For Fiscal Year
	2018	2017	2016
Numerator:
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(40,288)	$(16,558)	$(28,845)
Denominator:
Denominator for basic net loss per share — weighted average shares	126,946	127,121	141,937
Effect of dilutive securities:
Stock-based awards	—	—	—
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	126,946	127,121	141,937
Basic net loss per share	$(0.32)	$(0.13)	$(0.20)
Diluted net loss per share	$(0.32)	$(0.13)	$(0.20)

In the computation of diluted net loss per share for fiscal years 2018, 2017 and 2016, approximately 3.7 million shares, 4.8 million shares and 5.0 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012, assumed by the Company in connection with the Business Combination and reapproved by the Company's stockholders on August 8, 2017 for purposes of Section 162(m) of the Code. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 31, 2018, 3.6 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2018 under the 2012 Plan was 0.2 million shares.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years. As of March 31, 2018, 2.4 million shares were available for issuance under the 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2018, 2017 or 2016. As of March 31, 2018, 0.3 million shares were available for issuance under the 2015 Inducement Plan.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 31, 2018, 4.6 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.5 million, 0.7 million and 0.4 million shares under the ESPP in fiscal years 2018, 2017 and 2016, respectively.

For fiscal years 2018, 2017 and 2016, the primary stock-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2018, 2017 and 2016 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one-, two- and three-year performance periods. In fiscal 2018, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2018, stock-based compensation of $20.5 million was recognized upon the grant of 0.3 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $68.2 million for fiscal 2018, net of expense capitalized into inventory. For fiscal years 2017 and 2016, the total pre-tax stock-based compensation expense recognized was $88.8 million and $139.5 million, respectively, net of expense capitalized into inventory.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 1, 2017	4,177	$19.72
Granted	—	—
Exercised	(1,544)	$19.07
Canceled	(5)	$41.86
Forfeited	(5)	$19.99
Outstanding as of March 31, 2018	2,623	$20.06	3.64	$132,217
Vested and expected to vest as of March 31, 2018	2,623	$20.06	3.64	$132,216
Options exercisable as of March 31, 2018	2,597	$19.79	3.64	$131,585

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $70.45 as of March 29, 2018 (the last business day prior to the fiscal year end on March 31, 2018), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of March 31, 2018, total remaining unearned compensation cost related to unvested option awards was $0.3 million, which will be amortized over the weighted-average remaining service period of approximately 0.5 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2018	2017	2016
Expected volatility	N/A	N/A	42.8%
Expected dividend yield	N/A	N/A	0.0%
Expected term (in years)	N/A	N/A	5.7
Risk-free interest rate	N/A	N/A	1.6%
Weighted-average grant-date fair value of options granted during the period	N/A	N/A	$32.62

The total intrinsic value of options exercised during fiscal 2018, was $87.8 million. For fiscal years 2017 and 2016, the total intrinsic value of options exercised was $81.0 million and $74.9 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $57.5 million for fiscal 2018 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

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

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s method of calculating the expected term of an option assumes that

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or canceled. The Company believes that this method provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.

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

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at April 1, 2017	2,375	$53.00
Granted	998	68.67
Vested	(1,059)	50.30
Forfeited	(127)	57.73
Balance at March 31, 2018	2,187	$59.46

As of March 31, 2018, total remaining unearned compensation cost related to unvested restricted stock units was $72.5 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

The total fair value of restricted stock units that vested during fiscal 2018 was $73.2 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2017 and 2016, the total fair value of restricted stock units that vested was $46.1 million and $60.2 million, respectively.

15.    STOCKHOLDERS’ EQUITY

Stock Repurchase

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

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

have a fixed term, and may be modified, suspended or terminated at any time without prior notice. The program included approximately $150.0 million authorized on the $1.0 billion repurchase program that expired November 4, 2016.

The Company repurchased 2.9 million shares, 4.1 million shares (inclusive of 0.4 million shares received under the ASR agreement) and 24.3 million shares (inclusive of 10.0 million shares received under the ASR agreement) of its common stock during fiscal years 2018, 2017 and 2016, respectively, at an aggregate cost of $219.9 million, $209.4 million and $1,300.0 million, respectively, in accordance with the share repurchase programs described above. As of March 31, 2018, $162.1 million remains available for future repurchases under our current share repurchase program.

Common Stock Reserved For Future Issuance

At March 31, 2018, the Company had reserved a total of approximately 15.7 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	2,623
Possible future issuance under Company stock incentive plans	6,254
Employee stock purchase plan	4,594
Restricted stock-based units granted	2,187
Total shares reserved	15,658

16.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating segments as of March 31, 2018 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring and disposal costs, start-up costs, (loss) gain on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2018	2017	2016
Revenue:
MP	$2,181,161	$2,384,041	$2,083,334
IDP	788,495	644,653	523,512
All other (1)	3,880	3,880	3,880
Total revenue	$2,973,536	$3,032,574	$2,610,726
Income from operations:
MP	$549,574	$554,001	$591,751
IDP	235,719	152,539	108,370
All other	(715,011)	(618,481)	(688,153)
Income from operations	$70,282	$88,059	$11,968
Interest expense	$(59,548)	$(58,879)	$(23,316)
Interest income	7,017	1,212	2,068
Other (expense) income	(606)	(3,087)	6,418
Income (loss) before income taxes	$17,145	$27,305	$(2,862)

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP.

	Fiscal Year
	2018	2017	2016
Reconciliation of “All other” category:
Stock-based compensation expense	$(68,158)	$(88,845)	$(139,516)
Amortization of intangible assets	(539,362)	(494,387)	(494,589)
Acquisition and integration related costs	(10,561)	(25,391)	(26,503)
Restructuring charges	(21,406)	(1,696)	(4,235)
Start-up costs	(24,271)	(9,694)	(14,110)
Other (including loss (gain) on assets and other miscellaneous corporate overhead)	(51,253)	1,532	(9,200)
Loss from operations for “All other”	$(715,011)	$(618,481)	$(688,153)

As a result of restructuring actions initiated in fiscal 2018, the Company adjusted the carrying value of certain of its held for sale assets located in China and the U.S., and recorded impairment charges totaling approximately $46.3 million. The fair value of the assets is based on quotes from third parties. See Note 11 for further information on the restructuring.

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Revenue:
United States	$524,472	$467,031	$306,328
International	2,449,064	2,565,543	2,304,398

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Fiscal Year
	2018	2017	2016
Revenue:
United States	18%	15%	12%
Asia	78	81	83
Europe	3	3	4
Other	1	1	1

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s revenue for fiscal 2018, approximately 52% ($1,539.7 million) was from customers in China and 19% ($564.8 million) from customers in Taiwan. Of the Company’s revenue for fiscal years 2017 and 2016, approximately 62% ($1,866.0 million) and 61% ($1,601.0 million), respectively, was from customers in China and 13% ($398.4 million) and 14% ($365.1 million), respectively, was from customers in Taiwan.

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 31, 2018	April 1, 2017	April 2, 2016
Long-lived tangible assets:
United States	$1,089,157	$1,082,754	$816,882
China	217,205	244,728	183,836
Other countries	67,750	64,450	46,170

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Condensed Consolidating Balance Sheet
	March 31, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$629,314	$296,723	$—	$926,037
Accounts receivable, less allowance	—	76,863	269,094	—	345,957
Intercompany accounts and note receivable	—	272,409	53,363	(325,772)	—
Inventories	—	154,651	339,434	(21,793)	472,292
Prepaid expenses	—	17,530	6,379	—	23,909
Other receivables	—	5,959	38,836	—	44,795
Other current assets	—	29,627	1,188	—	30,815
Total current assets	—	1,186,353	1,005,017	(347,565)	1,843,805
Property and equipment, net	—	1,085,255	289,146	(289)	1,374,112
Goodwill	—	1,121,941	1,051,948	—	2,173,889
Intangible assets, net	—	395,317	465,019	—	860,336
Long-term investments	—	1,847	61,918	—	63,765
Long-term intercompany accounts and notes receivable	—	543,127	116,494	(659,621)	—
Investment in subsidiaries	6,198,885	2,388,222	—	(8,587,107)	—
Other non-current assets	72,122	31,011	32,516	(70,037)	65,612
Total assets	$6,271,007	$6,753,073	$3,022,058	$(9,664,619)	$6,381,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$78,278	$134,915	$—	$213,193
Intercompany accounts and notes payable	—	53,363	272,409	(325,772)	—
Accrued liabilities	23,102	101,286	43,163	(369)	167,182
Other current liabilities	—	3,882	57,022	—	60,904
Total current liabilities	23,102	236,809	507,509	(326,141)	441,279
Long-term debt	983,290	—	—	—	983,290
Deferred tax liabilities	—	83,449	16,366	(36,731)	63,084
Long-term intercompany accounts and notes payable	489,051	116,494	54,076	(659,621)	—
Other long-term liabilities	—	62,417	55,885	—	118,302
Total liabilities	1,495,443	499,169	633,836	(1,022,493)	1,605,955
Total stockholders’ equity	4,775,564	6,253,904	2,388,222	(8,642,126)	4,775,564
Total liabilities and stockholders’ equity	$6,271,007	$6,753,073	$3,022,058	$(9,664,619)	$6,381,519

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$1,137,783	$2,689,676	$(853,923)	2,973,536
Cost of goods sold	—	828,496	1,723,829	(725,755)	1,826,570
Gross profit	—	309,287	965,847	(128,168)	1,146,966
Operating expenses:
Research and development	27,688	54,663	382,109	(19,357)	445,103
Selling, general and administrative	39,882	248,601	349,739	(110,471)	527,751
Other operating expense	588	89,454	13,463	325	103,830
Total operating expenses	68,158	392,718	745,311	(129,503)	1,076,684
Income (loss) from operations	(68,158)	(83,431)	220,536	1,335	70,282
Interest expense	(58,133)	(2,340)	(1,505)	2,430	(59,548)
Interest income	—	2,696	6,751	(2,430)	7,017
Other (expense) income	(929)	973	(642)	(8)	(606)
Income (loss) before income taxes	(127,220)	(82,102)	225,140	1,327	17,145
Income tax expense	(26)	(15,586)	(41,821)	—	(57,433)
Income in subsidiaries	86,958	183,319	—	(270,277)	—
Net (loss) income	$(40,288)	$85,631	$183,319	$(268,950)	$(40,288)

Comprehensive (loss) income	$(38,734)	$87,654	$186,172	$(273,826)	$(38,734)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$1,316,576	$2,918,865	$(1,202,867)	3,032,574
Cost of goods sold	—	979,190	2,023,715	(1,105,843)	1,897,062
Gross profit	—	337,386	895,150	(97,024)	1,135,512
Operating expenses:
Research and development	35,379	40,918	416,869	(22,330)	470,836
Selling, general and administrative	53,465	253,531	370,812	(132,220)	545,588
Other operating expense	—	16,065	8,409	6,555	31,029
Total operating expenses	88,844	310,514	796,090	(147,995)	1,047,453
Income (loss) from operations	(88,844)	26,872	99,060	50,971	88,059
Interest expense	(57,344)	(2,619)	(3,129)	4,213	(58,879)
Interest income	—	4,457	759	(4,004)	1,212
Other (expense) income	—	426	(1,999)	(1,514)	(3,087)
Income (loss) before income taxes	(146,188)	29,136	94,691	49,666	27,305
Income tax (expense) benefit	46,003	(63,893)	(25,973)	—	(43,863)
Income in subsidiaries	83,627	68,718	—	(152,345)	—
Net (loss) income	$(16,558)	$33,961	$68,718	$(102,679)	$(16,558)

Comprehensive (loss) income	$(17,731)	$34,014	$67,492	$(101,506)	$(17,731)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$196,848	$165,883	$489,789	$—	$852,520
Investing activities:
Purchase of property and equipment	—	(226,860)	(42,975)	—	(269,835)
Other investing	—	22,800	(30,374)	—	(7,574)
Net transactions with related parties	—	439,925	(24,100)	(415,825)	—
Net cash (used in) provided by investing activities	—	235,865	(97,449)	(415,825)	(277,409)
Financing activities:
Proceeds from debt issuances	100,000	—	—	—	100,000
Payment of debt	(107,729)	—	—	—	(107,729)
Debt issuance costs	(1,916)	—	—	—	(1,916)
Proceeds from the issuance of common stock	57,412	—	—	—	57,412
Repurchase of common stock, including transaction costs	(219,907)	—	—	—	(219,907)
Tax withholding paid on behalf of employees for restricted stock units	(24,708)	—	—	—	(24,708)
Net transactions with related parties	—	1,380	(417,205)	415,825	—
Net cash (used in) provided by financing activities	(196,848)	1,380	(417,205)	415,825	(196,848)
Effect of exchange rate changes on cash	—	—	2,360	—	2,360
Net increase (decrease) in cash, cash equivalents and restricted cash	—	403,128	(22,505)	—	380,623
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$629,314	$297,088	$—	$926,402

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$165,660	$175,988	$435,172		$776,820
Investing activities:
Purchase of available-for-sale securities	—	(469)	—	—	(469)
Proceeds from maturities and sales of available-for-sale securities	—	186,793	—	—	186,793
Purchase of a business, net of cash acquired	—	—	(117,994)	—	(117,994)
Purchase of property and equipment	—	(424,175)	(128,527)	—	(552,702)
Other investing	—	3,924	(9,900)	—	(5,976)
Net transactions with related parties	—	61,891	—	(61,891)	—
Net cash used in investing activities	—	(172,036)	(256,421)	(61,891)	(490,348)
Financing activities:
Excess tax benefit from exercises of stock options	65	—	—	—	65
Proceeds from the issuance of common stock	59,148	—	—	—	59,148
Repurchase of common stock, including transaction costs	(209,357)	—	—	—	(209,357)
Tax withholding paid on behalf of employees for restricted stock units	(15,516)	—	—	—	(15,516)
Other financing	—	14	(4)	—	10
Net transactions with related parties	—	1,587	(63,478)	61,891	—
Net cash (used in) provided by financing activities	(165,660)	1,601	(63,482)	61,891	(165,650)
Effect of exchange rate changes on cash	—	—	(1,105)	—	(1,105)
Net increase in cash, cash equivalents and restricted cash	—	5,553	114,164	—	119,717
Cash, cash equivalents and restricted cash at the beginning of the period	—	220,633	205,429	—	426,062
Cash, cash equivalents and restricted cash at the end of the period	$—	$226,186	$319,593	$—	$545,779

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2016
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$282,955	$273,171	$131,801	$—	$687,927
Investing activities:
Purchase of available-for-sale securities	—	(340,527)		—	(340,527)
Proceeds from maturities of available-for-sale securities	—	390,009		—	390,009
Purchase of property and equipment	—	(244,817)	(70,807)	—	(315,624)
Other investing	—	(12,830)	258	—	(12,572)
Net cash used in investing activities	—	(208,165)	(70,549)	—	(278,714)
Financing activities:
Proceeds from debt issuances	1,175,000	—	—	—	1,175,000
Payment of debt	(175,000)		—	—	(175,000)
Excess tax benefit from exercises of stock options	935	—	—	—	935
Debt issuance costs	(13,588)	—	—	—	(13,588)
Proceeds from the issuance of common stock	51,875	—	—	—	51,875
Repurchase of common stock, including transaction costs	(1,300,009)	—	—	—	(1,300,009)
Tax withholding paid on behalf of employees for restricted stock units	(22,168)	—	—	—	(22,168)
Other financing	—	57	(86)	—	(29)
Net transactions with related parties	—	1,192	(1,192)	—	—
Net cash (used in) provided by financing activities	(282,955)	1,249	(1,278)	—	(282,984)
Effect of exchange rate changes on cash	—	—	(294)	—	(294)
Net increase in cash, cash equivalents and restricted cash	—	66,255	59,680	—	125,935
Cash, cash equivalents and restricted cash at the beginning of the period	—	154,378	145,749	—	300,127
Cash, cash equivalents and restricted cash at the end of the period	$—	$220,633	$205,429	$—	$426,062

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statement (continued)

18.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2018 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$640,831		$821,583		$845,739		$665,383
Gross profit	236,377		321,022		336,927		252,640
Net (loss) income	(30,624)	(1),(2),(3)	35,919	(1),(2),(3)	(33,082)	(1),(2),(3),(4)	(12,501)	(1),(2),(3),(5)
Net (loss) income per share:
Basic	$(0.24)		$0.28		$(0.26)		$(0.10)
Diluted	$(0.24)		$0.27		$(0.26)		$(0.10)

Fiscal 2017 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$698,537		$864,698		$826,347		$642,992
Gross profit	276,475		316,799		310,642		231,596
Net (loss) income	(5,675)	(1),(2),(3)	11,847	(1),(2),(3)	(78,638)	(1),(2),(3),(6)	55,908	(1),(2),(3),(7)
Net (loss) income per share:
Basic	$(0.04)		$0.09		$(0.62)		$0.44
Diluted	$(0.04)		$0.09		$(0.62)		$0.43

1. The Company recorded integration related expenses of $1.5 million, $1.8 million, $1.7 million and $1.2 million in the first, second, third and fourth quarters of fiscal 2018, respectively, associated with the Business Combination. The Company recorded integration related expenses of $5.3 million, $5.0 million, $3.9 million and $2.7 million in the first, second, third and fourth quarters of fiscal 2017, respectively, associated with the Business Combination (Note 6).
2. The Company recorded restructuring expenses of $0.5 million, $10.5 million, $15.2 million and $41.5 million in the first, second, third and fourth quarters of fiscal 2018, respectively. The Company recorded restructuring expenses of $0.8 million, $0.5 million, $0.4 million and $0.4 million in the first, second, third and fourth quarters of fiscal 2017, respectively (Note 11).
3. The Company recorded start-up expenses of $6.6 million, $7.2 million, $5.4 million and $5.1 million in the first, second, third and fourth quarters of fiscal 2018, respectively. The Company recorded start-up expenses of $2.1 million, $2.0 million, $2.2 million and $3.4 million in the first, second, third and fourth quarters of fiscal 2017, respectively.
4. Income tax expense of $98.5 million for the third quarter of fiscal 2018 relates primarily to a discrete provisional tax expense related to the enactment of the Tax Act (Note 12).
5. Income tax benefit of $31.2 million for the fourth quarter of fiscal 2018 relates primarily to a discrete provisional benefit for adjustments to a third quarter fiscal 2018 provisional estimate of the impact of the Tax Act (Note 12).
6. Income tax expense of $123.2 million for the third quarter of fiscal 2017 relates primarily to the timing of income and loss recognition in the various tax jurisdictions for the quarter (Note 12).
7. Income tax benefit of $93.2 million for the fourth quarter of fiscal 2017 relates primarily to the timing of income and loss recognition in the various tax jurisdictions for the quarter (Note 12).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2018 and fiscal 2017 contained a comparable number of weeks (13 weeks).

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qorvo, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the “Company”) as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Greensboro, North Carolina
May 21, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qorvo, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Qorvo, Inc.’s (the “Company”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2018 and April 1, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated May 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Greensboro, North Carolina
May 21, 2018

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

As of the end of the period covered by this report, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. Our Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2018, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

KPMG LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K under Item 8.

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 31, 2018 and April 1, 2017.

ii.	Consolidated Statements of Operations for fiscal years 2018, 2017 and 2016.

iii. Consolidated Statements of Comprehensive Loss for fiscal years 2018, 2017 and 2016.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2018, 2017 and 2016.

v.	Consolidated Statements of Cash Flows for fiscal years 2018, 2017 and 2016.

vi.	Notes to Consolidated Financial Statements.

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
2.1
Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated July 15, 2014, by and among RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and Rocky Holding, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 21, 2014 (File No. 333-195236))

2.3
Contingent Acquisition Implementation Deed by and among TriQuint Semiconductor, Inc., Cavendish Kinetics Limited and Certain Cavendish Shareholders, dated as of August 4, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q/A filed with the SEC on April 26, 2016)+

2.4
Deed of Amendment relating to the Contingent Acquisition Implementation Deed between Qorvo US, Inc. and Cavendish Kinetics Limited, dated July 31, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2017)+

3.1
Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015)

3.2	Amended and Restated Bylaws of Qorvo, Inc., effective as of May 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2016)
4.1	Specimen Certificate of Common Stock of Qorvo, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2015)
4.2
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.1
Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc., and as further amended, effective February 8, 2017)(incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 23, 2017)*

10.2
Qorvo, Inc. 2013 Incentive Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.3
Qorvo, Inc. 2012 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.4
Qorvo, Inc. 2009 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.5
Qorvo, Inc. 2008 Inducement Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.6
Qorvo, Inc. 1996 Stock Incentive Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.7
Qorvo, Inc. 2012 Stock Incentive Plan (As Assumed by Qorvo, Inc. and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.8
2003 Stock Incentive Plan of Qorvo, Inc. (As Assumed and Amended by Qorvo, Inc. Effective January 1, 2015) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.9
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.10
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

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

10.28
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.29
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

10.33
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.34	Qorvo, Inc. Director Compensation Program, effective August 3, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*
10.35
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.36
Credit Agreement, dated as of December 5, 2017, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, TD Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Bank of the West, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017)

10.37	2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018*
21	Subsidiaries of Qorvo, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2018 and April 1, 2017, (ii) the Consolidated Statements of Operations for the fiscal years ended March 31, 2018, April 1, 2017, and April 2, 2016, (iii) the Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2018, April 1, 2017, and April 2, 2016, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, April 1, 2017, and April 2, 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Qorvo, Inc.

Date:	May 21, 2018	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2018.

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