Form 10-Q
period 2018-06-30
Qorvo, Inc.
filed 2018-08-02
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 26, 2018, there were 125,643,281 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$334,039	$926,037
Short-term investments (Note 5)	58,010	—
Accounts receivable, less allowance of $148 and $134 as of June 30, 2018 and March 31, 2018, respectively	360,857	345,957
Inventories (Note 3)	501,578	472,292
Prepaid expenses	24,873	23,909
Other receivables	53,799	44,795
Other current assets	34,550	30,815
Total current assets	1,367,706	1,843,805
Property and equipment, net of accumulated depreciation of $950,018 at June 30, 2018 and $911,910 at March 31, 2018	1,368,588	1,374,112
Goodwill	2,173,889	2,173,889
Intangible assets, net of accumulated amortization of $1,844,821 at June 30, 2018 and $1,711,520 at March 31, 2018 (Note 4)	729,238	860,336
Long-term investments (Note 5)	79,515	63,765
Other non-current assets	63,396	65,612
Total assets	$5,782,332	$6,381,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,143	$213,193
Accrued liabilities	133,605	167,182
Other current liabilities	50,616	60,904
Total current liabilities	403,364	441,279
Long-term debt (Notes 6 & 13)	558,280	983,290
Deferred tax liabilities (Note 10)	37,155	63,084
Other long-term liabilities	105,428	118,302
Total liabilities	1,104,227	1,605,955
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 125,598 and 126,322 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	5,167,311	5,237,085
Accumulated other comprehensive loss, net of tax	(4,936)	(2,752)
Accumulated deficit	(484,270)	(458,769)
Total stockholders’ equity	4,678,105	4,775,564
Total liabilities and stockholders’ equity	$5,782,332	$6,381,519
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Revenue	$692,670	$640,831
Cost of goods sold	455,937	404,454
Gross profit	236,733	236,377
Operating expenses:
Research and development	110,903	116,499
Selling, general and administrative	135,930	139,431
Other operating expense	9,115	8,276
Total operating expenses	255,948	264,206
Loss from operations	(19,215)	(27,829)
Interest expense (Note 6)	(14,353)	(12,271)
Interest income	3,394	766
Other expense (Note 6)	(31,955)	(934)

Loss before income taxes	(62,129)	(40,268)

Income tax benefit (Note 10)	32,136	9,644
Net loss	$(29,993)	$(30,624)

Net loss per share (Note 11):
Basic	$(0.24)	$(0.24)
Diluted	$(0.24)	$(0.24)

Weighted average shares of common stock outstanding (Note 11):
Basic	126,198	126,961
Diluted	126,198	126,961

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Net loss	$(29,993)	$(30,624)
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	5	61
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(2,213)	616
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	24	42
Other comprehensive (loss) income	(2,184)	719
Total comprehensive loss	$(32,177)	$(29,905)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net loss	$(29,993)	$(30,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43,451	42,827
Amortization and other non-cash items (Notes 4 & 6)	166,174	134,390
Deferred income taxes	(26,684)	(4,728)
Foreign currency adjustments	(2,646)	2,477
Loss (gain) on investments and other assets, net	370	(763)
Stock-based compensation expense	19,345	21,126
Changes in operating assets and liabilities:
Accounts receivable, net	(14,849)	(15,901)
Inventories	(29,587)	(40,036)
Prepaid expenses and other current and non-current assets	(11,503)	16,748
Accounts payable and accrued liabilities	(20,625)	(7,363)
Income tax (recoverable) / payable	(16,571)	(16,028)
Other liabilities	(1,623)	1,511
Net cash provided by operating activities	75,259	103,636
Investing activities:
Purchase of property and equipment	(43,564)	(124,428)
Purchase of debt securities and other investments	(132,729)	—
Proceeds from maturities of other investments	75,000	—
Other investing activities	(8,667)	7,036
Net cash used in investing activities	(109,960)	(117,392)
Financing activities:
Payment of debt (Note 6)	(458,172)	—
Repurchase of common stock, including transaction costs (Note 7)	(100,004)	(31,925)
Proceeds from the issuance of common stock	9,889	20,526
Tax withholding paid on behalf of employees for restricted stock units	(6,802)	(8,404)
Other financing activities	(214)	—
Net cash used in financing activities	(555,303)	(19,803)

Effect of exchange rate changes on cash	(2,014)	750
Net decrease in cash, cash equivalents and restricted cash	(592,018)	(32,809)
Cash, cash equivalents and restricted cash at the beginning of the period	926,402	545,779
Cash, cash equivalents and restricted cash at the end of the period	$334,384	$512,970
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$35,394	$47,206

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2018 financial statements have been reclassified to conform with the fiscal 2019 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal years 2019 and 2018 are 52-week years.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company assesses recently issued accounting standards by the Financial Accounting Standards Board ("FASB") to determine the expected impacts on the Company's financial statements. The summary below describes impacts from newly issued standards as well as material updates to our previous assessments, if any, from Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The new standard became effective for the Company in the first quarter of fiscal 2019. There was no impact to the Company's Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard became effective for the Company in the first quarter of fiscal 2019. There was no impact to the Company's Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance will affect the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard was adopted by the Company in the first quarter of fiscal 2019. There was no financial impact to the Company's Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued.  The new guidance provides an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP.  Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective approach, under which the cumulative effect of adoption is recognized at the date of initial application. This standard did not have a material impact on the Company's Condensed Consolidated Financial Statements. The Company has implemented changes to its accounting policies, internal controls and disclosures to support the new standard; however, these changes were not material. See Note 8 for further disclosures resulting from the adoption of this new standard.

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	June 30, 2018	March 31, 2018
Raw materials	$122,226	$110,389
Work in process	258,168	221,137
Finished goods	121,184	140,766
Total inventories	$501,578	$472,292

4. INTANGIBLE ASSETS
Total intangible assets decreased to $729.2 million as of June 30, 2018, compared to $860.3 million as of March 31, 2018. This decrease was due to amortization expense of $133.3 million for the three months ended June 30, 2018, primarily related to developed technology and customer relationships (which had net book values of $450.1 million and $266.7 million respectively, as of June 30, 2018).

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Debt Securities
The following is a summary of available-for-sale debt securities as of June 30, 2018 and March 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Auction rate securities	$1,950	$—	$(105)	$1,845
Commercial paper	58,006	4	—	58,010
	$59,956	$4	$(105)	$59,855
March 31, 2018
Auction rate securities	$1,950	$—	$(107)	$1,843

The estimated fair value of available-for-sale debt securities was based on the prevailing market values on June 30, 2018 and March 31, 2018. The Company determines the cost of an investment sold based on the specific identification method.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The expected maturity distribution of available-for-sale debt securities is as follows (in thousands):

	June 30, 2018		March 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$58,006	$58,010	$—	$—
Due after ten years	1,950	1,845	1,950	1,843
Total	$59,956	$59,855	$1,950	$1,843

Equity Investment Without a Readily Available Fair Value
As of June 30, 2018, the Company has invested $60.0 million to acquire preferred shares of a private limited company. This investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets.

As of April 1, 2018, in accordance with the adoption of ASU 2016-01, an equity investment without a readily available fair value is accounted for using the measurement alternative. The measurement alternative is calculated as cost minus impairment, if any, plus or minus changes resulting from observable price changes. As of June 30, 2018, there was no impairment or observable price change for this investment.

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 30, 2018 and March 31, 2018 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2018
Assets
Money market funds	$37	$37	$—
Auction rate securities ("ARS") (1)	1,845	—	1,845
Commercial paper (2)	58,010	—	58,010
Invested funds in deferred compensation plan (3)	15,306	15,306	—
Total assets measured at fair value	$75,198	$15,343	$59,855
Liabilities
Deferred compensation plan obligation (3)	$15,306	$15,306	$—
Total liabilities measured at fair value	$15,306	$15,306	$—

March 31, 2018
Assets
Money market funds	$9	$9	$—
Auction rate securities (1)	1,843	—	1,843
Invested funds in deferred compensation plan (3)	14,284	14,284	—
Total assets measured at fair value	$16,136	$14,293	$1,843
Liabilities
Deferred compensation plan obligation (3)	$14,284	$14,284	$—
Total liabilities measured at fair value	$14,284	$14,284	$—

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.
(2) The Company invests in high quality, investment grade commercial paper which is valued using observable market prices for identical securities that are traded in less active markets.
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

As of June 30, 2018 and March 31, 2018, the Company did not have any Level 3 assets or liabilities.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 6 for the fair value of the Company's long-term debt.

6. DEBT

Long-term debt as of June 30, 2018 and March 31, 2018 is as follows (in thousands):

	June 30, 2018	March 31, 2018
6.75% Senior Notes due 2023	$15,263	$444,464
7.00% Senior Notes due 2025	548,500	548,500
Less unamortized issuance costs	(5,483)	(9,674)
Total long-term debt	$558,280	$983,290

Credit Agreement
On December 5, 2017, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On June 5, 2018, the Company and the Guarantors entered into the First Amendment (the "Amendment") to the Credit Agreement. The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018), with the remainder available, at the discretion of the Company, in up to two draws. The Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the three months ended June 30, 2018, there were no borrowings under the Revolving Facility and the Company had no outstanding amounts under the Credit Facility as of June 30, 2018.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of June 30, 2018, the Company was in compliance with these covenants.

Senior Notes
On November 19, 2015, the Company issued $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes”). The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

guaranteed, jointly and severally, by the Guarantors. The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The 2015 Indenture also contains customary negative covenants.

In March 2018, the Company repurchased $5.5 million and $1.5 million of the 2023 Notes and the 2025 Notes, respectively, at prices equal to 107.50% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest, and 109.50% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On June 15, 2018, the Company commenced cash tender offers for any and all of the 2023 Notes (the “2023 Tender Offer”) and up to $150.0 million (the “Tender Cap”) of the 2025 Notes (the “2025 Tender Offer,” and together with the 2023 Tender Offer, the “Tender Offers”). On June 29, 2018, the Company completed the purchase of $429.2 million aggregate principal amount of the 2023 Notes in the 2023 Tender Offer at a price equal to 106.75% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. On July 19, 2018, the Company redeemed the remaining $15.3 million principal amount of the 2023 Notes at a redemption price equal to 100.0% of the principal amount of the 2023 Notes redeemed, plus a make-whole premium and accrued and unpaid interest.

On July 10, 2018, the Company increased the Tender Cap to $300.0 million, and on July 16, 2018, the Company completed the purchase of $300.0 million aggregate principal amount of the 2025 Notes at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

In connection with the 2023 Notes purchased on June 29, 2018 in the 2023 Tender Offer, the Company recognized a loss of $33.4 million as "Other expense" in the Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2018.

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.00%, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at the redemption prices specified in the 2015 Indenture, plus accrued and unpaid interest.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2023 Notes and the 2025 Notes during the three months ended June 30, 2018 and July 1, 2017 was $34.2 million and $34.4 million, respectively.

The 2023 Notes traded, and the 2025 Notes currently trade, over the counter and their fair values as of June 30, 2018 of $16.3 million and $594.9 million, respectively (compared to carrying values of $15.3 million and $548.5 million, respectively), were estimated based upon the values of their last trade at the end of the period. The fair values of the 2023 Notes and the 2025 Notes were $474.5 million and $596.5 million, respectively (compared to carrying values of $444.5 million and $548.5 million, respectively), as of March 31, 2018, based upon the values of their last trade at the end of the period.

Interest Expense
During the three months ended June 30, 2018, the Company recognized $17.1 million of interest expense related to the 2023 Notes and the 2025 Notes, which was partially offset by $3.5 million of interest capitalized to property and equipment. During the three months ended July 1, 2017, the Company recognized $17.3 million of interest expense related to the 2023 Notes and the 2025 Notes, which was partially offset by $5.6 million of interest capitalized to property and equipment.

7. STOCK REPURCHASES

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock. As of March 31, 2018, $162.1 million was available for future repurchases, and during the first quarter of fiscal 2019, the Company repurchased 0.4 million shares of its common stock for approximately $35.9 million under this program.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On May 23, 2018, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock, which included approximately $126.3 million authorized under the prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended June 30, 2018, the Company repurchased approximately 0.8 million shares of its common stock for approximately $64.1 million under the current program. As of June 30, 2018, $935.9 million remains available for repurchases under the current share repurchase program.

8. REVENUE

Change in Accounting Policy
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," in the first quarter of fiscal 2019 for open contracts using the modified retrospective approach through a cumulative adjustment to "Accumulated deficit" in the Condensed Consolidated Balance Sheet for the fiscal year beginning April 1, 2018. The impact from the cumulative-effect adjustment was immaterial (less than 1% of revenue for the three months ended June 30, 2018), related to over-time revenue recognition for customer-controlled inventory and point in time revenue recognition for intellectual property with a right to use. As the adoption of ASU 2014-09 did not have a material impact, comparative financial information for prior periods has not been restated and continues to be presented under the accounting standards in effect for the respective periods.

Revenue Recognition Policy
The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for product and services over-time is immaterial (less than 2% of overall revenue). The Company applies a five-step approach as defined in the new standard in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Sales agreements are in place with certain customers and contain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. In the absence of a sales agreement, the Company’s standard terms and conditions apply. The Company considers a customer's purchase order, which is governed by a sales agreement or the Company’s standard terms and conditions, to be the contract with the customer.

The Company’s pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors. These rebates represent less than 3% of net revenue and are classified as a contra accounts receivable. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due within one year of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Condensed Consolidated Balance Sheets were immaterial in the periods presented.

The Company invoices customers for each delivery upon shipment and recognizes revenues in accordance with delivery terms. As of June 30, 2018, the Company had $37.3 million in remaining unsatisfied performance obligations with an original duration greater than one year, substantially all of which are expected to be recognized as income over the next twelve months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Condensed Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenue) in the Condensed Consolidated Statements of Operations.

The Company incurs commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Condensed Consolidated Statements of Operations) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore no remaining period exists over which to amortize the commissions.

The following table presents the Company's revenue disaggregated by geography, based on the billing addresses of its customers (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Revenue:
China	$366,534	$349,631
Taiwan	155,171	90,158
United States	108,466	138,360
Other Asia	34,569	36,175
Europe	22,636	21,236
Other	5,294	5,271
Total Revenue	$692,670	$640,831

9. OPERATING SEGMENT INFORMATION

The Company's operating segments as of June 30, 2018 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of bulk acoustic wave ("BAW") and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

IDP is a leading global supplier of RF solutions with a diverse portfolio of solutions that "connect and protect," spanning communications and defense applications. These applications include high performance defense systems such as radar, electronic warfare and communication systems, Wi-Fi customer premises equipment for home and work, high speed connectivity in Long-Term Evolution ("LTE") and 5G base stations, cloud connectivity via data center communications and telecom transport, automotive connectivity and other IoT, including smart home solutions. IDP products include high power gallium arsenide ("GaAs") and gallium nitride ("GaN") PAs, LNAs, switches, Complementary Metal Oxide Semiconductor ("CMOS") system-on-a-chip solutions, premium BAW and SAW filter solutions and various multi-chip and hybrid assemblies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring charges, start-up costs, (loss) gain on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017
Revenue:
MP	$486,079	$456,223
IDP	206,591	183,638
All other (1)	—	970
Total revenue	$692,670	$640,831
Income (loss) from operations
MP	$89,171	$87,807
IDP	55,204	49,586
All other	(163,590)	(165,222)
Loss from operations	(19,215)	(27,829)
Interest expense	(14,353)	(12,271)
Interest income	3,394	766
Other expense	(31,955)	(934)
Loss before income taxes	$(62,129)	$(40,268)

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP for the three months ended July 1, 2017. As a result of the adoption of ASU 2014-09, income related to a right-to-use license of intellectual property was recognized at a point-in-time and, therefore, is included as a transition adjustment impacting retained earnings.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
Reconciliation of “All other” category:
Stock-based compensation expense	$(19,345)	$(21,126)
Amortization of intangible assets	(133,175)	(134,686)
Acquisition and integration related costs	(1,082)	(2,777)
Restructuring charges	(2,802)	(531)
Start-up costs	(5,361)	(6,624)
Other (expense) income (including (loss) gain on assets and other miscellaneous corporate overhead)	(1,825)	522
Loss from operations for “All other”	$(163,590)	$(165,222)

10. INCOME TAXES

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740- Income Taxes (“ASC 740”). The provisional tax effects recorded to date will be revised during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense.
As described in Note 12 Income Taxes in our 2018 Annual Report on Form 10-K, we were able to reasonably estimate certain effects of the Tax Act provisions that became effective during fiscal 2018 and, therefore, recorded provisional amounts, including a $116.4 million expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”) and a $39.1 million benefit from the remeasurement of U.S. deferred tax assets and liabilities. While the Company has not finalized the accounting for the tax effects of the Tax Act, for the three months ended June 30, 2018, we have made a $15.2 million measurement period adjustment to reduce the tax expense related to the previously recorded provisional amounts. This was comprised of a $11.4 million reduction in the Transitional Repatriation Tax liability and a $3.8 million increase in U.S deferred tax assets.
The new Global Intangible Low-Taxed Income (“GILTI”) provisions create a new requirement that certain income earned by foreign subsidiaries must be currently included in the gross income of the U.S. shareholder. No provisional adjustments related to the potential GILTI impact on deferred taxes has been made as the Company has not made its accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”).
The GILTI and executive compensation limitation provisions in the Tax Act became effective for the Company in fiscal 2019. Provisional estimates for the current year impact of these new provisions are included in the calculation of the fiscal 2019 annual effective tax rate applied to year-to-date income (loss).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Income Tax Expense
The Company’s provision for income taxes for the three months ended June 30, 2018 and July 1, 2017 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 30, 2018 and July 1, 2017.

The Company’s income tax benefit was $32.1 million and $9.6 million for the three months ended June 30, 2018 and July 1, 2017, respectively. The Company’s effective tax rate was 51.7% for the three months ended June 30, 2018 and 23.9% for the three months ended July 1, 2017. The Company's effective tax rate for the first quarter of fiscal 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, and a discrete tax benefit for changes in provisional estimates related to the Transitional Repatriation Tax. The Company's effective tax rate for the first quarter of fiscal 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, a discrete tax benefit for excess stock compensation deductions in accordance with the new guidance for accounting for employee share-based payments (ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"), and a discrete tax expense associated with intra-entity transfers in accordance with the new guidance for the intra-entity transfer of assets other than inventory (ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory").

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

The Company has increased the deferred tax assets by $3.8 million for adjustments related to the provisional Transitional Repatriation Tax estimates.

The Company has domestic federal and state tax NOL and credit carry-forwards that expire in fiscal years 2019 to 2038 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $122.8 million as of the end of fiscal 2018 to $125.6 million as of the end of the first quarter of fiscal 2019, due primarily to an increase related to tax positions taken with respect to the current fiscal year.

11. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2018	July 1, 2017
Numerator:
Numerator for basic and diluted net loss per share — net loss available to common stockholders	$(29,993)	$(30,624)
Denominator:
Denominator for basic net loss per share — weighted average shares	126,198	126,961
Effect of dilutive securities:
Stock-based awards	—	—
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	126,198	126,961
Basic net loss per share	$(0.24)	$(0.24)
Diluted net loss per share	$(0.24)	$(0.24)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the computation of diluted net loss per share for the three months ended June 30, 2018 and July 1, 2017, approximately 3.3 million and 4.4 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the 2015 Indenture governing the 2023 Notes and the 2025 Notes, the Guarantors guaranteed the Company's obligations under the 2023 Notes and the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the 2015 Indenture;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantors of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive (loss) income, and cash flows, had the Parent Company, Guarantors or non-guarantor subsidiaries operated as independent entities.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$78,851	$255,188	$—	$334,039
Short-term investments	—	58,010	—	—	58,010
Accounts receivable, less allowance	—	54,894	305,963	—	360,857
Intercompany accounts and notes receivable	—	296,498	39,146	(335,644)	—
Inventories	—	186,645	335,819	(20,886)	501,578
Prepaid expenses	—	17,282	7,591	—	24,873
Other receivables	—	4,272	49,527	—	53,799
Other current assets	—	33,460	1,090	—	34,550
Total current assets	—	729,912	994,324	(356,530)	1,367,706
Property and equipment, net	—	1,086,252	282,536	(200)	1,368,588
Goodwill	—	1,121,941	1,051,948	—	2,173,889
Intangible assets, net	—	345,109	384,129	—	729,238
Long-term investments	—	1,854	77,661	—	79,515
Long-term intercompany accounts and notes receivable	—	1,078,040	107,181	(1,185,221)	—
Investment in subsidiaries	6,212,724	2,310,787	—	(8,523,511)	—
Other non-current assets	83,679	30,721	30,487	(81,491)	63,396
Total assets	$6,296,403	$6,704,616	$2,928,266	$(10,146,953)	$5,782,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$74,096	$145,047	$—	$219,143
Intercompany accounts and notes payable	—	39,146	296,498	(335,644)	—
Accrued liabilities	3,482	90,971	38,943	209	133,605
Other current liabilities	—	1,461	49,155	—	50,616
Total current liabilities	3,482	205,674	529,643	(335,435)	403,364
Long-term debt	558,280	—	—	—	558,280
Deferred tax liabilities	—	58,676	13,286	(34,807)	37,155
Long-term intercompany accounts and notes payable	1,056,536	107,181	21,504	(1,185,221)	—
Other long-term liabilities	—	52,382	53,046	—	105,428
Total liabilities	1,618,298	423,913	617,479	(1,555,463)	1,104,227
Total stockholders’ equity	4,678,105	6,280,703	2,310,787	(8,591,490)	4,678,105
Total liabilities and stockholders’ equity	$6,296,403	$6,704,616	$2,928,266	$(10,146,953)	$5,782,332

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$629,314	$296,723	$—	$926,037
Accounts receivable, less allowance	—	76,863	269,094	—	345,957
Intercompany accounts and notes receivable	—	272,409	53,363	(325,772)	—
Inventories	—	154,651	339,434	(21,793)	472,292
Prepaid expenses	—	17,530	6,379	—	23,909
Other receivables	—	5,959	38,836	—	44,795
Other current assets	—	29,627	1,188	—	30,815
Total current assets	—	1,186,353	1,005,017	(347,565)	1,843,805
Property and equipment, net	—	1,085,255	289,146	(289)	1,374,112
Goodwill	—	1,121,941	1,051,948	—	2,173,889
Intangible assets, net	—	395,317	465,019	—	860,336
Long-term investments	—	1,847	61,918	—	63,765
Long-term intercompany accounts and notes receivable	—	543,127	116,494	(659,621)	—
Investment in Subsidiaries	6,198,885	2,388,222	—	(8,587,107)	—
Other non-current assets	72,122	31,011	32,516	(70,037)	65,612
Total assets	$6,271,007	$6,753,073	$3,022,058	$(9,664,619)	$6,381,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$78,278	$134,915	$—	$213,193
Intercompany accounts and notes payable	—	53,363	272,409	(325,772)	—
Accrued liabilities	23,102	101,286	43,163	(369)	167,182
Other current liabilities	—	3,882	57,022	—	60,904
Total current liabilities	23,102	236,809	507,509	(326,141)	441,279
Long-term debt	983,290	—	—	—	983,290
Deferred tax liabilities	—	83,449	16,366	(36,731)	63,084
Long-term intercompany accounts and notes payable	489,051	116,494	54,076	(659,621)	—
Other long-term liabilities	—	62,417	55,885	—	118,302
Total liabilities	1,495,443	499,169	633,836	(1,022,493)	1,605,955
Total stockholders’ equity	4,775,564	6,253,904	2,388,222	(8,642,126)	4,775,564
Total liabilities and stockholders’ equity	$6,271,007	$6,753,073	$3,022,058	$(9,664,619)	$6,381,519

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended June 30, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$231,939	$625,961	$(165,230)	$692,670
Cost of goods sold	—	190,311	409,697	(144,071)	455,937
Gross profit	—	41,628	216,264	(21,159)	236,733
Operating expenses:
Research and development	6,401	3,279	102,448	(1,225)	110,903
Selling, general and administrative	12,795	57,956	86,379	(21,200)	135,930
Other operating expense	150	7,940	1,054	(29)	9,115
Total operating expenses	19,346	69,175	189,881	(22,454)	255,948
(Loss) income from operations	(19,346)	(27,547)	26,383	1,295	(19,215)
Interest expense	(14,042)	(537)	(161)	387	(14,353)
Interest income	—	2,406	1,375	(387)	3,394
Other (expense) income	(33,373)	328	1,090	—	(31,955)
(Loss) income before income taxes	(66,761)	(25,350)	28,687	1,295	(62,129)
Income tax benefit	11,454	16,804	3,878	—	32,136
Income in subsidiaries	25,314	32,565	—	(57,879)	—
Net (loss) income	$(29,993)	$24,019	$32,565	$(56,584)	$(29,993)

Comprehensive (loss) income	$(32,177)	$24,024	$30,255	$(54,279)	$(32,177)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive Loss
	Three Months Ended July 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$271,953	$580,554	$(211,676)	$640,831
Cost of goods sold	—	184,004	392,736	(172,286)	404,454
Gross profit	—	87,949	187,818	(39,390)	236,377
Operating expenses:
Research and development	6,796	16,738	97,284	(4,319)	116,499
Selling, general and administrative	14,245	66,212	94,052	(35,078)	139,431
Other operating expense	85	7,060	1,010	121	8,276
Total operating expenses	21,126	90,010	192,346	(39,276)	264,206
Loss from operations	(21,126)	(2,061)	(4,528)	(114)	(27,829)
Interest expense	(11,924)	(575)	(334)	562	(12,271)
Interest income	—	494	834	(562)	766
Other (expense) income	—	(214)	1,998	(2,718)	(934)
Loss before income taxes	(33,050)	(2,356)	(2,030)	(2,832)	(40,268)
Income tax benefit (expense)	16,246	(7,524)	922	—	9,644
Loss in subsidiaries	(13,820)	(1,108)	—	14,928	—
Net loss	$(30,624)	$(10,988)	$(1,108)	$12,096	$(30,624)

Comprehensive loss	$(29,905)	$(10,927)	$(450)	$11,377	$(29,905)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended June 30, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$555,303	$(566,340)	$86,296	$—	$75,259
Investing activities:
Purchase of property and equipment	—	(37,020)	(6,544)	—	(43,564)
Purchase of debt securities and other investments	—	(132,729)	—	—	(132,729)
Proceeds from maturities of other investments	—	75,000	—	—	75,000
Other investing activities	—	234	(8,901)	—	(8,667)
Net transactions with related parties	—	110,047	—	(110,047)	—
Net cash (used in) provided by investing activities	—	15,532	(15,445)	(110,047)	(109,960)
Financing activities:
Payment of debt	(458,172)	—	—	—	(458,172)
Repurchase of common stock, including transaction costs	(100,004)	—	—	—	(100,004)
Proceeds from the issuance of common stock	9,889	—	—	—	9,889
Tax withholding paid on behalf of employees for restricted stock units	(6,802)	—	—	—	(6,802)
Other financing activities	(214)	—	—	—	(214)
Net transactions with related parties	—	345	(110,392)	110,047	—
Net cash (used in) provided by financing activities	(555,303)	345	(110,392)	110,047	(555,303)
Effect of exchange rate changes on cash	—	—	(2,014)	—	(2,014)
Net decrease in cash, cash equivalents and restricted cash	—	(550,463)	(41,555)	—	(592,018)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$78,851	$255,533	$—	$334,384

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended July 1, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$19,803	$(21,261)	$105,094	$—	$103,636
Investing activities:
Purchase of property and equipment	—	(104,016)	(20,412)	—	(124,428)
Other investing activities	—	7,011	25	—	7,036
Net cash used in investing activities	—	(97,005)	(20,387)	—	(117,392)
Financing activities:
Repurchase of common stock, including transaction costs	(31,925)	—	—	—	(31,925)
Proceeds from the issuance of common stock	20,526	—	—	—	20,526
Tax withholding paid on behalf of employees for restricted stock units	(8,404)	—	—	—	(8,404)
Net transactions with related parties	—	345	(345)	—	—
Net cash (used in) provided by financing activities	(19,803)	345	(345)	—	(19,803)
Effect of exchange rate changes on cash	—	—	750	—	750
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(117,921)	85,112	—	(32,809)
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$108,265	$404,705	$—	$512,970

13. SUBSEQUENT EVENTS

The following table summarizes the Company's long-term debt as of June 30, 2018 on an actual basis and as adjusted for subsequent events:

	Actual	As Adjusted
6.75% Senior Notes due 2023	$15,263	$—
7.00% Senior Notes due 2025	548,500	248,500
5.50% Senior Notes due 2026	—	500,000
Less unamortized issuance costs	(5,483)	(8,286)
Total long-term debt	$558,280	$740,214

Tender Offers
On July 10, 2018, the Company increased the Tender Cap with respect to the 2025 Tender Offer from $150.0 million to $300.0 million, and on July 16, 2018, the Company completed the purchase of $300.0 million aggregate principal amount of the 2025 Notes in the 2025 Tender Offer at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On July 19, 2018, the Company redeemed all of the remaining $15.3 million outstanding principal amount of the 2023 Notes at a redemption price equal to 100.0% of the principal amount of the 2023 Notes redeemed, plus a make-whole premium and accrued and unpaid interest.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Notes due 2026
On July 16, 2018, the Company completed an offering of $500.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes pay interest semi-annually on January 15 and July 15 at a rate of 5.50% per annum. The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms.

The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds of the offering to fund the 2025 Tender Offer and to pay related fees and expenses of the offering and the Tender Offers, and will use the remaining net proceeds for general corporate purposes. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by each of the Guarantors.

The 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018 (the “2018 Indenture”), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants.

At any time prior to July 15, 2021, the Company may redeem all or part of the 2026 Notes, at a redemption price equal to their principal amount, plus a “make-whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to July 15, 2021, the Company may redeem up to 35% of the original aggregate principal amount of the 2026 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.50%, plus accrued and unpaid interest. Furthermore, at any time on or after July 15, 2021, the Company may redeem the 2026 Notes, in whole or in part, at the redemption prices specified in the 2018 Indenture, plus accrued and unpaid interest.

The 2026 Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the 2026 Notes, the Company entered into a Registration Rights Agreement, dated as of July 16, 2018 (the “Registration Rights Agreement”), by and among the Company and the Guarantors, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the 2026 Notes, on the other hand.

Under the Registration Rights Agreement, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the “Exchange Offer Registration Statement”) relating to the registered exchange offer (the “Exchange Offer”) to exchange the 2026 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2026 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after July 16, 2018 (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the 2026 Notes as promptly as practicable, and (ii) cause the shelf registration statement to be declared effective by the SEC as promptly as practicable. The Company and the Guarantors have also agreed to use their commercially reasonable efforts to keep the shelf registration statement continuously effective until one year after its effective date (or such shorter period that will terminate when all the 2026 Notes covered thereby have been sold pursuant thereto).

If the Company fails to meet any of these targets, the annual interest rate on the 2026 Notes will increase by 0.25% during the 90-day period following the default, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2026 Notes will revert to the original level.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "forecast," and "predict," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

•	business, political, and macroeconomic changes, including trade disputes and downturns in the semiconductor industry and the overall global economy;

•	our ability to introduce new products that are competitive and can be manufactured at lower costs or that command higher prices based on superior performance;

•	our ability to forecast our customers' demand for our products accurately;

•	our customers’ and distributors’ ability to manage the inventory they hold and accurately forecast their demand for our products;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to utilize our capacity efficiently, or to acquire or source additional capacity, in response to customer demand;

•	our ability to continue to improve our product designs, develop new products, and achieve design wins as our industry's product life cycles are short and our customers’ requirements change rapidly;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our reliance on the U.S. government and on U.S. government sponsored programs (principally for defense and aerospace applications) for a portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	our ability to efficiently and successfully operate our wafer fabrication, assembly and test and tape and reel facilities;

•	variability in manufacturing yields and product quality;

•	variability in raw material costs and availability of raw materials;

•
our dependence on third parties, including distributors, wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights ("IPR") and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other disruptions, which could compromise our proprietary information and expose us to liability and could cause our business and reputation to suffer;

•	the possibility that we may be subject to theft, loss or misuse of personal data by or about our employees, customers or other third parties;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	the impact of environmental, health and safety regulations and climate change;

•
the impact of changes in generally accepted accounting principles and in tax laws or the interpretation of such tax laws, including the U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted during the third quarter of fiscal 2018;

•	the impact of the Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting initiative on tax policy and enacted laws in the countries in which we operate;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions; and

•	the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities or adversely affect our results of operations.

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

We are a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of radio frequency ("RF") solutions, highly differentiated semiconductor technologies, deep systems-level expertise and scale manufacturing to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, optical networks, automotive connectivity and smart home applications. Within these markets, our products enable a broad range of leading-edge applications — from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce, and interact with their communities.

We employ more than 8,100 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Florida, North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed to utilize available spectrum more efficiently. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

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

As of June 30, 2018, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2019 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 8.1% as compared to the first quarter of fiscal 2018, primarily due to higher demand for our cellular RF solutions in support of our customers based in China and higher demand for our Wi-Fi products.

•
Gross margin for the first quarter of fiscal 2019 was 34.2% as compared to 36.9% for the first quarter of fiscal 2018. The decrease was primarily due to lower factory utilization and average selling price erosion, partially offset by cost and other productivity improvements.

•
Our operating loss was $19.2 million for the three months ended June 30, 2018 as compared to operating loss of $27.8 million for the three months ended July 1, 2017, primarily due to higher revenue and lower operating expenses, partially offset by lower gross margin.

•	Diluted net loss per share for both the first quarter of fiscal 2019 and fiscal 2018 was $0.24.

•
Cash flow from operations was $75.3 million for the first quarter of fiscal 2019 as compared to $103.6 million for the first quarter of fiscal 2018. This year-over-year decrease was primarily due to changes in working capital.

•
Capital expenditures were $43.6 million for the first quarter of fiscal 2019 as compared to $124.4 million for the first quarter of fiscal 2018. This year-over-year decrease was primarily due to capital expenditures incurred in the first quarter of fiscal 2018 to increase our premium filter capacity.

•
Changes in provisional estimates associated with the Tax Act, enacted during the third quarter of fiscal 2018, resulted in a decrease of $11.4 million to the provisional fiscal 2018 estimate of $116.4 million for the one-time deemed repatriation of our historical unremitted foreign earnings and an increase of $3.8 million to U.S. deferred tax assets.

•
The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, which result in certain income earned by foreign subsidiaries being currently included in the gross income of the U.S. shareholder, became effective in the first quarter of fiscal 2019. Provisional amounts for GILTI are included in the determination of the annual effective tax rate applied to year-to-date losses in the calculation of the income tax benefit.

•
During the first quarter of fiscal 2019, we completed the purchase of $429.2 million aggregate principal amount of our 2023 Notes in the 2023 Tender Offer (each defined in Note 6 of the Notes to the Condensed Consolidated Financial Statements) at a redemption price of 106.75%, plus accrued and unpaid interest.

•	During the first quarter of fiscal 2019, we repurchased approximately 1.2 million shares of our common stock for approximately $100.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 30, 2018 and July 1, 2017 (in thousands, except percentages):

	Three Months Ended
	June 30, 2018	% of Revenue	July 1, 2017	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$692,670	100.0%	$640,831	100.0%	$51,839	8.1%
Cost of goods sold	455,937	65.8	404,454	63.1	51,483	12.7
Gross profit	236,733	34.2	236,377	36.9	356	0.2
Research and development	110,903	16.0	116,499	18.2	(5,596)	(4.8)
Selling, general and administrative	135,930	19.7	139,431	21.7	(3,501)	(2.5)
Other operating expense	9,115	1.3	8,276	1.3	839	10.1
Operating loss	$(19,215)	(2.8)%	$(27,829)	(4.3)%	$8,614	(31.0)%

Revenue increased for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017, due to higher demand for our cellular RF solutions in support of our customers based in China and higher demand for our Wi-Fi products.

Gross margin for the three months ended June 30, 2018 was 34.2%, as compared to 36.9% for the three months ended July 1, 2017. The decrease was primarily due to lower factory utilization and average selling price erosion, partially offset by cost and other productivity improvements.

Operating loss was $19.2 million for the three months ended June 30, 2018, as compared to operating loss of $27.8 million for the three months ended July 1, 2017. The change in operating loss was primarily due to higher revenue and lower operating expenses, partially offset by lower gross margin.

We adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" in the first quarter of fiscal 2019. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information related to our revenue recognition disclosures.

Operating Expenses

Research and development expense decreased $5.6 million, or 4.8%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to the timing of product development spend.

Selling, general and administrative expense decreased $3.5 million, or 2.5%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to lower intangible amortization expense.

Other operating expense increased for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to restructuring charges of approximately $2.8 million (primarily related to employee termination benefits) associated with the cost reduction actions initiated in the second quarter of fiscal 2018. These costs were offset by lower integration expenses as compared to fiscal 2018.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	June 30, 2018	July 1, 2017	Increase	Percentage Change
Revenue	$486,079	$456,223	$29,856	6.5%
Operating income	89,171	87,807	1,364	1.6
Operating income as a % of revenue	18.3%	19.2%

MP revenue increased $29.9 million, or 6.5%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to higher demand for our cellular RF solutions in support of our customers based in China.

MP operating income increased $1.4 million, or 1.6%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to higher revenue and lower operating expenses, offset by lower gross margin. Operating expenses decreased primarily due to the timing of product development spend. Gross margin was negatively impacted by lower factory utilization and average selling price erosion, partially offset by cost and other productivity improvements.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	June 30, 2018	July 1, 2017	Increase	Percentage Change
Revenue	$206,591	$183,638	$22,953	12.5%
Operating income	55,204	49,586	5,618	11.3
Operating income as a % of revenue	26.7%	27.0%

IDP revenue increased $23.0 million, or 12.5%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to higher demand for our Wi-Fi products.

IDP operating income increased $5.6 million, or 11.3%, for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017, primarily due to higher revenue, offset by higher operating expenses. Operating expenses increased primarily due to higher product development costs.

See Note 9 of the Notes to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating loss for the three months ended June 30, 2018 and July 1, 2017.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Interest expense	$(14,353)	$(12,271)
Interest income	3,394	766
Other expense	(31,955)	(934)
Income tax benefit	32,136	9,644

Interest Expense
During the first quarter of fiscal 2019, we recorded interest expense related to our 6.75% senior notes due December 1, 2023 (the "2023 Notes") and 7.00% senior notes due December 1, 2025 (the "2025 Notes") of $17.1 million (which was partially offset by $3.5 million of capitalized interest) as compared to $17.3 million (which was partially offset by $5.6 million of capitalized interest) for the first quarter of fiscal 2018.

On June 29, 2018, we purchased $429.2 million aggregate principal amount of the 2023 Notes in the 2023 Tender Offer. In July 2018, we purchased $300.0 million aggregate principal amount of the 2025 Notes in the 2025 Tender Offer (defined in Note 6 of the Notes to the Condensed Consolidated Financial Statements) and completed an offering of $500.0 million aggregate principal amount of our 2026 Notes. Collectively, these transactions extended the weighted-average maturity of our outstanding senior notes by an additional 16 months and are expected to reduce our annual interest expense by approximately $23.0 million.

Other Expense
In the first quarter of fiscal 2019, we recorded a loss on debt extinguishment of $33.4 million, primarily as a result of the 2023 Tender Offer.

Income Taxes
On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations, including a reduction in the U.S. federal corporate tax rate from 35% to 21% which became effective as of January 1, 2018, and implemented a territorial tax system. As a result of the Tax Act, we recorded as of March 31, 2018 a provisional tax expense of $77.3 million, which was comprised of a $116.4 million tax expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”), offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. As of the end of the first quarter of fiscal 2019, provisional amounts continue to be recorded because certain information related to the computation of earnings and profits, distributable reserves, non-U.S. income taxes paid, and foreign exchange gains and losses related to wholly owned subsidiaries are still being gathered and analyzed; information related to non-wholly owned subsidiaries is not available; and there is evolving information and guidance from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In accordance with current SEC guidance, the Company will finalize its provisional estimates for the impact of the Tax Act in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.
While as of June 30, 2018 the Company has not completed the accounting for any of the tax effects of tax reform described above, in the first quarter of fiscal 2019 we recorded a discrete income tax benefit of $15.2 million relating to our fiscal 2018 estimated provisional tax expense. This was comprised of an $11.4 million reduction in the provisional Transitional Repatriation Tax and a $3.8 million increase in U.S deferred tax assets. In addition, provisional amounts are recorded for the impact of the new GILTI and limitations on compensation provisions enacted by the Tax Act, which both became effective for the Company in fiscal 2019. The GILTI provisions result in certain income earned by foreign subsidiaries currently being included in the gross income of the U.S. shareholder.
Our provision for income taxes for the three months ended June 30, 2018 and July 1, 2017 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 30, 2018 and July 1, 2017.

For the three months ended June 30, 2018, we recorded an income tax benefit of $32.1 million which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses and tax benefit relating to the adjustments in the provisional Tax Act estimates, offset by a tax expense related to international operations generating pre-tax book income. For the three months ended July 1, 2017, income tax benefit was $9.6 million which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses and tax benefit relating to the adoption of new accounting guidance relating to stock compensation, offset by a tax expense related to international operations generating pre-tax book income and tax expense relating to the adoption of new accounting guidance relating to intra-entity transfers of assets.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 30, 2018, we had working capital of approximately $964.3 million, including $334.0 million in cash and cash equivalents, compared to working capital of approximately $1,402.5 million at March 31, 2018, including $926.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the retirement of the 2023 Notes in the first quarter of fiscal 2019.

Our $392.0 million of total cash, cash equivalents and short-term investments as of June 30, 2018 includes approximately $254.0 million held by our foreign subsidiaries, of which $139.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate.  Under our current plans, we may repatriate the foreign earnings of Qorvo International Pte. Ltd. and plan to permanently reinvest the undistributed earnings of our other foreign subsidiaries.

Stock Repurchases
During the three months ended June 30, 2018, we repurchased approximately 1.2 million shares of our common stock for approximately $100.0 million under the current and prior repurchase programs. As of June 30, 2018, $935.9 million remains available for repurchases under our share repurchase program.

Cash Flows from Operating Activities
Operating activities for the three months ended June 30, 2018 generated cash of $75.3 million, compared to $103.6 million for the three months ended July 1, 2017. This year-over-year decrease was primarily due to changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $110.0 million for the three months ended June 30, 2018, compared to $117.4 million for the three months ended July 1, 2017. Capital expenditures decreased $80.9 million for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017, primarily due to capital expenditures incurred in the first quarter of fiscal 2018 to increase our premium filter capacity. This decrease in cash used in investing activities was partially offset by the purchase of commercial paper and other investments in the three months ended June 30, 2018.

Cash Flows from Financing Activities
Net cash used in financing activities was $555.3 million for the three months ended June 30, 2018, compared to $19.8 million for the three months ended July 1, 2017. This year-over-year increase was primarily due to the retirement of the 2023 Notes and higher share repurchase activity in the three months ended June 30, 2018.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On December 5, 2017, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015. On June 5, 2018, we and the Guarantors entered into the First Amendment (the "Amendment") to the Credit Agreement.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded and this amount was subsequently repaid in March 2018. The remainder of the Term Loan is available, at our discretion, in up to two draws. The Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased up to $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). We had no outstanding amounts under the Credit Facility as of June 30, 2018.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 30, 2018, we were in compliance with all the financial covenants under the Credit Agreement.

Notes Offering 2015 On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors. The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture") containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. The 2015 Indenture also contains customary negative covenants. With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2023 Notes and the 2025 Notes during the three months ended June 30, 2018 and July 1, 2017 was $34.2 million and $34.4 million, respectively.

In March 2018, we repurchased $5.5 million of the 2023 Notes at a price equal to 107.50% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest and $1.5 million of the 2025 Notes at a price equal to 109.50% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

In June 2018, we completed the purchase of $429.2 million aggregate principal amount of the 2023 Notes in the 2023 Tender Offer at a price equal to 106.75% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. On July 19, 2018, the Company redeemed all of the remaining $15.3 million principal amount of the 2023 Notes at a redemption price equal to 100.0% of the principal amount of the 2023 Notes redeemed, plus a make-whole premium and accrued and unpaid interest.

On July 16, 2018, the Company completed the purchase of $300.0 million aggregate principal amount of the 2025 Notes in the 2025 Tender Offer at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

Notes Offering 2018 On July 16, 2018, we completed an offering of $500.0 million aggregate principal amount of 5.50% senior notes due July 15, 2026 (the "2026 Notes"). The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. We used a portion of the net proceeds of the offering of the 2026 Notes to fund the 2025 Tender Offer and to pay related fees and expenses of the offering and the Tender Offers (as defined in Note 6 of the Notes to the Condensed Consolidated Financial Statements), and will use the remaining net proceeds for general corporate purposes. The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors.

The 2026 Notes were issued pursuant to an indenture dated as of July 16, 2018 (the “2018 Indenture”), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2018 Indenture contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. In connection with the offering of the 2026 Notes, we also entered into a Registration Rights Agreement, dated as of July 16, 2018 (see Note 13 of the Notes to the Condensed Consolidated Financial Statements).

The 2026 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Capital Commitments At June 30, 2018, we had capital commitments of approximately $81.2 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and to accumulate and communicate such information to management, including the Company’s CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

We implemented controls relating to the adoption of the new revenue recognition standard in the first quarter of fiscal 2019 to ensure that the necessary revenue contracts, policies and process flows were sufficiently reviewed to identify adoption impact. There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 31, 2018 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2018 to April 28, 2018	—	$—	—	$162.1 million
April 29, 2018 to May 26, 2018	446	$80.56	446	$1,000.0 million
May 27, 2018 to June 30, 2018	794	$80.70	794	$935.9 million
Total	1,240	$80.65	1,240	$935.9 million

On November 3, 2016, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of our outstanding stock. As of March 31, 2018, $162.1 million was available for future repurchases, and during the first quarter of fiscal 2019, we repurchased 0.4 million shares of our common stock for approximately $35.9 million under this program.

On May 23, 2018, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding stock, which included approximately $126.3 million authorized under the prior program terminated concurrent with the new authorization. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended June 30, 2018, we repurchased approximately 0.8 million shares of our common stock for approximately $64.1 million under the current program. As of June 30, 2018, $935.9 million remains available for repurchases under the current share repurchase program.

ITEM 6. EXHIBITS.

4.1
Supplemental Indenture No. 1, dated as of June 29, 2018, among Qorvo, Inc., the Guarantor party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2018)

10.1
First Amendment to Credit Agreement, dated as of June 5, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2018)

10.2	Form of Other Stock-Based Award Agreement pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan *

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and July 1, 2017; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2018 and July 1, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and July 1, 2017; and (v) the Notes to Condensed Consolidated Financial Statements

*Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 2, 2018	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer