Form 10-Q
period 2018-09-29
Qorvo, Inc.
filed 2018-11-01
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2018, there were 124,905,033 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$557,924	$926,037
Accounts receivable, less allowance of $177 and $134 as of September 29, 2018 and March 31, 2018, respectively	491,183	345,957
Inventories (Note 3)	474,532	472,292
Prepaid expenses	26,313	23,909
Other receivables	38,973	44,795
Other current assets	30,845	30,815
Total current assets	1,619,770	1,843,805
Property and equipment, net of accumulated depreciation of $1,130,891 at September 29, 2018 and $911,910 at March 31, 2018	1,401,865	1,374,112
Goodwill	2,173,889	2,173,889
Intangible assets, net of accumulated amortization of $1,978,206 at September 29, 2018 and $1,711,520 at March 31, 2018 (Note 4)	595,852	860,336
Long-term investments (Note 5)	90,903	63,765
Other non-current assets	64,782	65,612
Total assets	$5,947,061	$6,381,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,009	$213,193
Accrued liabilities	181,505	167,182
Other current liabilities	51,869	60,904
Total current liabilities	462,383	441,279
Long-term debt (Note 6 )	735,098	983,290
Deferred tax liabilities (Note 10)	21,932	63,084
Other long-term liabilities	95,511	118,302
Total liabilities	1,314,924	1,605,955
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 125,046 and 126,322 shares issued and outstanding at September 29, 2018 and March 31, 2018, respectively	5,089,331	5,237,085
Accumulated other comprehensive loss, net of tax	(5,008)	(2,752)
Accumulated deficit	(452,186)	(458,769)
Total stockholders’ equity	4,632,137	4,775,564
Total liabilities and stockholders’ equity	$5,947,061	$6,381,519
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$884,443	$821,583	$1,577,113	$1,462,414
Cost of goods sold	530,929	500,561	986,866	905,015
Gross profit	353,514	321,022	590,247	557,399
Operating expenses:
Research and development	116,748	111,398	227,651	227,897
Selling, general and administrative	139,507	138,867	275,437	278,298
Other operating expense	6,782	21,193	15,897	29,469
Total operating expenses	263,037	271,458	518,985	535,664
Income from operations	90,477	49,564	71,262	21,735
Interest expense (Note 6)	(9,689)	(14,778)	(24,042)	(27,049)
Interest income	1,580	1,058	4,974	1,824
Other expense (Note 6)	(49,532)	(192)	(81,487)	(1,126)

Income (loss) before income taxes	32,836	35,652	(29,293)	(4,616)

Income tax (expense) benefit (Note 10)	(752)	267	31,384	9,911
Net income	$32,084	$35,919	$2,091	$5,295

Net income per share (Note 11):
Basic	$0.26	$0.28	$0.02	$0.04
Diluted	$0.25	$0.27	$0.02	$0.04

Weighted average shares of common stock outstanding (Note 11):
Basic	125,643	127,257	125,859	127,109
Diluted	128,550	130,778	128,977	131,062

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$32,084	$35,919	$2,091	$5,295
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	85	38	90	99
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(181)	106	(2,394)	722
Reclassification adjustments, net of tax:
Foreign currency gain included in net income	—	(581)	—	(581)
Amortization of pension actuarial loss	24	45	48	87
Other comprehensive (loss) income	(72)	(392)	(2,256)	327
Total comprehensive income (loss)	$32,012	$35,527	$(165)	$5,622
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$2,091	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,214	86,267
Intangible assets amortization (Note 4)	266,708	270,546
Amortization of debt issuance cost and non-cash items (Note 6)	82,539	464
Deferred income taxes	(42,962)	(17,290)
Foreign currency adjustments	(2,020)	1,553
(Income) loss on investments and other assets, net	(81)	3,573
Stock-based compensation expense	40,250	44,584
Changes in operating assets and liabilities:
Accounts receivable, net	(145,874)	(102,219)
Inventories	556	(29,786)
Prepaid expenses and other current and non-current assets	1,589	12,157
Accounts payable and accrued liabilities	23,980	55,620
Income tax (recoverable) / payable	(20,965)	(4,261)
Other liabilities	(6,229)	(3,009)
Net cash provided by operating activities	289,796	323,494
Investing activities:
Purchase of property and equipment	(113,666)	(192,219)
Purchase of debt securities and other investments	(132,729)	—
Proceeds from maturities of other investments	133,132	—
Other investing activities	(19,492)	(23,028)
Net cash used in investing activities	(132,755)	(215,247)
Financing activities:
Payment of debt (Note 6)	(954,745)	—
Proceeds from debt issuances (Note 6)	631,300	—
Repurchase of common stock, including transaction costs (Note 7)	(186,682)	(88,925)
Proceeds from the issuance of common stock	18,406	32,867
Tax withholding paid on behalf of employees for restricted stock units	(24,181)	(24,005)
Other financing activities	(7,057)	—
Net cash used in financing activities	(522,959)	(80,063)

Effect of exchange rate changes on cash	(2,216)	1,260
Net (decrease) increase in cash, cash equivalents and restricted cash	(368,134)	29,444
Cash, cash equivalents and restricted cash at the beginning of the period	926,402	545,779
Cash, cash equivalents and restricted cash at the end of the period	$558,268	$575,223
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$44,634	$30,272

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard became effective for the Company in the first quarter of fiscal 2019. The Company's historical policies were consistent with the new standard, and therefore, there was no impact to the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance or operating lease. The new guidance will become effective for the Company in the first quarter of fiscal 2020. The Company expects the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of its forecasted future lease commitments, as determined by the standard. The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance affects the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

related to unrealized losses on available-for-sale debt securities. The new standard was adopted by the Company in the first quarter of fiscal 2019. There was no impact to the Company's Condensed Consolidated Financial Statements.

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

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	September 29, 2018	March 31, 2018
Raw materials	$112,227	$110,389
Work in process	252,891	221,137
Finished goods	109,414	140,766
Total inventories	$474,532	$472,292

4. INTANGIBLE ASSETS
Total intangible assets decreased to $595.9 million as of September 29, 2018, compared to $860.3 million as of March 31, 2018. This decrease was due to amortization expense for the three and six months ended September 29, 2018 of $133.4 million and $266.7 million, respectively, primarily related to developed technology and customer relationships (which had net book values of $386.9 million and $196.8 million respectively, as of September 29, 2018).

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Debt Securities
The following is a summary of available-for-sale debt securities as of September 29, 2018 and March 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 29, 2018
Auction rate securities	$1,950	$—	$(17)	$1,933
March 31, 2018
Auction rate securities	$1,950	$—	$(107)	$1,843

The estimated fair value of available-for-sale debt securities was based on the prevailing market values on September 29, 2018 and March 31, 2018. The Company determines the cost of an investment sold based on the specific identification method.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The expected maturity distribution of available-for-sale debt securities is as follows (in thousands):

	September 29, 2018		March 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$—	$—	$—	$—
Due after ten years	1,950	1,933	1,950	1,843
Total	$1,950	$1,933	$1,950	$1,843

Equity Investment Without a Readily Determinable Fair Value
As of September 29, 2018, the Company has invested $60.0 million to acquire preferred shares of a private limited company. This investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets. This investment was determined to be an equity investment without a readily determinable fair value and is accounted for using the measurement alternative in accordance with ASU 2016-01. As of September 29, 2018, there was no impairment or observable price change for this investment.

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Short-term investments" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 29, 2018 and March 31, 2018 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 29, 2018
Assets
Money market funds	$—	$—	$—
Auction rate securities ("ARS") (1)	1,933	—	1,933
Invested funds in deferred compensation plan (2)	16,472	16,472	—
Total assets measured at fair value	$18,405	$16,472	$1,933
Liabilities
Deferred compensation plan obligation (2)	$16,472	$16,472	$—
Total liabilities measured at fair value	$16,472	$16,472	$—

March 31, 2018
Assets
Money market funds	$9	$9	$—
Auction rate securities (1)	1,843	—	1,843
Invested funds in deferred compensation plan (2)	14,284	14,284	—
Total assets measured at fair value	$16,136	$14,293	$1,843
Liabilities
Deferred compensation plan obligation (2)	$14,284	$14,284	$—
Total liabilities measured at fair value	$14,284	$14,284	$—

(1) ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued based on quoted prices for identical or similar instruments in markets that are not active.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

As of September 29, 2018 and March 31, 2018, the Company did not have any Level 3 assets or liabilities.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 6 for further disclosures related to the fair value of the Company's long-term debt.

6. DEBT

Long-term debt as of September 29, 2018 and March 31, 2018 is as follows (in thousands):

	September 29, 2018	March 31, 2018
6.75% Senior Notes due 2023	$—	$444,464
7.00% Senior Notes due 2025	112,110	548,500
5.50% Senior Notes due 2026	630,000	—
Less unamortized premium and issuance costs	(7,012)	(9,674)
Total long-term debt	$735,098	$983,290

Senior Notes due 2023 and 2025
On November 19, 2015, the Company issued $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the "2023 Notes") and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the "2025 Notes"). The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Company and certain of its U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

In March 2018, the Company repurchased $5.5 million and $1.5 million of the 2023 Notes and the 2025 Notes, respectively, at prices equal to 107.50% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest, and 109.50% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On June 15, 2018, the Company commenced cash tender offers for any and all of the 2023 Notes (the “2023 Tender Offer”) and up to $150.0 million of the 2025 Notes (the "2025 Tender Offer"). On June 29, 2018, the Company completed the purchase of $429.2 million aggregate principal amount of the 2023 Notes at a price equal to 106.75% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. On July 19, 2018, the Company redeemed the remaining $15.3 million principal amount of the 2023 Notes at a redemption price equal to 100.0% of the principal amount, plus a make-whole premium and accrued and unpaid interest.

On July 10, 2018, the Company increased the tender cap for the 2025 Tender Offer to $300.0 million, and on July 16, 2018, the Company completed the purchase of $300.0 million aggregate principal amount of the 2025 Notes at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On August 14, 2018, the Company commenced a cash tender offer for up to $130.0 million of the 2025 Notes. On August 28, 2018, following an increase of the tender cap to $140.0 million, the Company completed the purchase of $136.4 million aggregate principal amount of the 2025 Notes at a price equal to 110.00% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and six months ended September 29, 2018, the Company recognized a loss on debt extinguishment of $48.8 million and $82.2 million, respectively, as "Other expense" in the Company’s Condensed Consolidated Statements of Income.

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.00% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest. Furthermore, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at the redemption prices specified in the 2015 Indenture, plus accrued and unpaid interest.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2023 Notes and the 2025 Notes during the three and six months ended September 29, 2018 was $7.3 million and $41.5 million, respectively. Interest paid on the 2023 Notes and the 2025 Notes during the six months ended September 30, 2017 was $34.4 million.

Senior Notes due 2026
On July 16, 2018, the Company completed an offering of $500.0 million aggregate principal amount of its 5.50% Senior Notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018, the Company completed an offering of an additional $130.0 million aggregate principal amount of such notes (the "Additional 2026 Notes", together with the "Initial 2026 Notes", the "2026 Notes"). The 2026 Notes pay interest semi-annually on January 15 and July 15 at a rate of 5.50% per annum. The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by its Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018 by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to a supplemental indenture, dated as of August 28, 2018 (together, the "2018 Indenture"). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds of the 2026 Notes to fund the tender offers for the 2025 Notes and to pay related fees and expenses of the offering and will use the remaining net proceeds for general corporate purposes.

At any time prior to July 15, 2021, the Company may redeem all or part of the 2026 Notes, at a redemption price equal to their principal amount, plus a “make-whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to July 15, 2021, the Company may redeem up to 35% of the original aggregate principal amount of the 2026 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.50% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest. Furthermore, at any time on or after July 15, 2021, the Company may redeem the 2026 Notes, in whole or in part, at the redemption prices specified in the 2018 Indenture, plus accrued and unpaid interest.

The 2026 Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the 2026 Notes, the Company entered into a registration rights agreement, dated as of July 16, 2018, by and among the Company and the Guarantors, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Initial 2026 Notes, on the other hand, and a substantially similar agreement, dated as of August 28, 2018 with respect to the Additional 2026 Notes (together, the "Registration Rights Agreements").

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Under the Registration Rights Agreements, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the "Exchange Offer Registration Statement") relating to the registered exchange offer (the "Exchange Offer") to exchange the 2026 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2026 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after July 16, 2018 (in the case of the Initial 2026 Notes) or August 28, 2018 (in the case of the Additional 2026 Notes) (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer.

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

If the Company fails to meet any of these targets, the annual interest rate on the 2026 Notes will increase by 0.25% during the 90-day period following the default, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2026 Notes will revert to the original rate.

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). On June 5, 2018, the Company and the Guarantors entered into the First Amendment (the "Amendment") to the Credit Agreement. The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018), with the remainder available, at the discretion of the Company, in up to two draws. The Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased by up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the six months ended September 29, 2018, there were no borrowings under the Revolving Facility and the Company had no outstanding amounts under the Credit Facility as of September 29, 2018.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of September 29, 2018, the Company was in compliance with these covenants.

Fair Value of Long-Term Debt
The fair value of the 2025 Notes as of September 29, 2018 and March 31, 2018 was $120.0 million and $596.5 million, respectively (compared to a carrying value of $112.1 million and $548.5 million, respectively). The fair value of the 2026 Notes as of September 29, 2018 was $641.0 million (compared to a carrying value of $630.0 million). The Company considers its long-term debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments. The 2025 Notes and 2026 Notes trade over the counter and their fair values were estimated based upon the value of their last trade at the end of the period.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Expense
During the three and six months ended September 29, 2018, the Company recognized $10.9 million and $28.0 million, respectively, of interest expense related to the 2023 Notes, 2025 Notes and the 2026 Notes, which was partially offset by $1.8 million and $5.3 million, respectively, of interest capitalized to property and equipment. During the three and six months ended September 30, 2017, the Company recognized $17.3 million and $34.6 million, respectively, of interest expense related to the 2023 Notes and the 2025 Notes, which was partially offset by $3.2 million and $8.8 million, respectively, of interest capitalized to property and equipment.

7. STOCK REPURCHASES

On May 23, 2018, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock, which included approximately $126.3 million authorized under a prior share repurchase program which was terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended September 29, 2018, the Company repurchased approximately 1.1 million shares of its common stock for approximately $86.7 million under the current share repurchase program. During the six months ended September 29, 2018, the Company repurchased approximately 2.3 million shares of its common stock for approximately $186.7 million (which included 0.4 million shares of its common stock for approximately $35.9 million under a prior share repurchase program). As of September 29, 2018, $849.2 million remains available for repurchases under the current share repurchase program.

During the three and six months ended September 30, 2017, the Company repurchased approximately 0.8 million shares and 1.2 million shares of its common stock for approximately $57.0 million and $88.9 million, respectively, under a prior share repurchase program.

8. REVENUE

Change in Accounting Policy
The Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," in the first quarter of fiscal 2019 for open contracts using the modified retrospective approach through a cumulative adjustment to "Accumulated deficit" in the Condensed Consolidated Balance Sheet for the fiscal year beginning April 1, 2018. The impact from the cumulative-effect adjustment was immaterial (less than 1% of revenue in the quarter of adoption), related to over-time revenue recognition for customer-controlled inventory and point in time revenue recognition for intellectual property with a right to use. As the adoption of ASU 2014-09 did not have a material impact, comparative financial information for prior periods has not been restated and continues to be presented under the accounting standards in effect for the respective periods.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The Company’s pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors. These rebates represent less than 5% of net revenue. The majority of these accruals are classified as a contra accounts receivable. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

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

The Company invoices customers upon shipment and recognizes revenues in accordance with delivery terms. As of September 29, 2018, the Company had $41.6 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next twelve months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Condensed Consolidated Statements of Income. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Condensed Consolidated Statements of Income.

The Company incurs commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Condensed Consolidated Statements of Income) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore no remaining period exists over which to amortize the commissions.

The following table presents the Company's revenue disaggregated by geography, based on the billing addresses of its customers (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
China	$548,848	$430,141	$915,382	$779,772
Taiwan	160,835	169,913	316,006	260,071
United States	106,294	127,897	214,760	266,257
Other Asia	39,241	64,901	73,810	101,076
Europe	24,302	24,534	46,938	45,769
Other	4,923	4,197	10,217	9,469
Total Revenue	$884,443	$821,583	$1,577,113	$1,462,414

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company also disaggregates revenue by operating segments (see Note 9).

9. OPERATING SEGMENT INFORMATION

The Company's operating segments as of September 29, 2018 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed, and new frequency bands are being added. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of bulk acoustic wave ("BAW") and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

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

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring charges, start-up costs, gain (loss) on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
MP	$666,539	$630,397	$1,152,618	$1,086,620
IDP	217,904	190,216	424,495	373,854
All other (1)	—	970	—	1,940
Total revenue	$884,443	$821,583	$1,577,113	$1,462,414
Income (loss) from operations
MP	$196,948	$172,892	$286,119	$260,699
IDP	56,311	57,649	111,515	107,235
All other	(162,782)	(180,977)	(326,372)	(346,199)
Income from operations	90,477	49,564	71,262	21,735
Interest expense	(9,689)	(14,778)	(24,042)	(27,049)
Interest income	1,580	1,058	4,974	1,824
Other expense	(49,532)	(192)	(81,487)	(1,126)
Income (loss) before income taxes	$32,836	$35,652	$(29,293)	$(4,616)

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP for the three and six months ended September 30, 2017. As a result of the adoption of ASU 2014-09, income related to a right-to-use license of intellectual property was recognized at a point-in-time and, therefore, was included as a transition adjustment impacting retained earnings.

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Reconciliation of “All other” category:
Stock-based compensation expense	$(20,905)	$(23,458)	$(40,250)	$(44,584)
Amortization of intangible assets	(133,116)	(135,639)	(266,291)	(270,325)
Acquisition and integration related costs	(1,098)	(2,613)	(2,180)	(5,390)
Restructuring charges	(510)	(7,453)	(3,312)	(7,984)
Start-up costs	(5,883)	(7,129)	(11,244)	(13,753)
Other (including gain (loss) on assets and other miscellaneous corporate overhead)	(1,270)	(4,685)	(3,095)	(4,163)
Loss from operations for “All other”	$(162,782)	$(180,977)	$(326,372)	$(346,199)

10. INCOME TAXES

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes (“ASC 740”). The provisional tax effects recorded to date will be revised during the measurement period, possibly materially, due to further

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense.

As described in Note 12 Income Taxes in our 2018 Annual Report on Form 10-K, we were able to reasonably estimate certain effects of the Tax Act provisions that became effective during fiscal 2018 and, therefore, recorded provisional amounts, including a $116.4 million expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”) and a $39.1 million benefit from the remeasurement of U.S. deferred tax assets and liabilities. While the Company has not finalized the accounting for the tax effects of the Tax Act, for the six months ended September 29, 2018 we have made a $15.9 million measurement period adjustment to reduce the tax expense related to the previously recorded provisional amounts. This was comprised of an $11.6 million reduction in the Transitional Repatriation Tax and a $4.3 million increase in U.S. deferred tax assets.

The Global Intangible Low-Taxed Income (“GILTI”) provisions create a new requirement that certain income earned by foreign subsidiaries be currently included in the gross income of the U.S. shareholder. No provisional adjustments related to the potential GILTI impact on deferred taxes has been made as the Company has not made its accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”).

The GILTI and executive compensation limitation provisions in the Tax Act became effective for the Company in fiscal 2019. Provisional estimates for the current year impact of these new provisions are included in the calculation of the fiscal 2019 annual effective tax rate applied to year-to-date income (loss).

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 29, 2018 and September 30, 2017 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and six months ended September 29, 2018 and September 30, 2017.

The Company’s income tax expense was $0.8 million and income tax benefit was $31.4 million for the three and six months ended September 29, 2018, respectively, and the Company's income tax benefit was $0.3 million and $9.9 million for the three and six months ended September 30, 2017, respectively. The Company’s effective tax rate was 2.3% and 107.1% for the three and six months ended September 29, 2018, respectively, and (0.7)% and 214.7% for the three and six months ended September 30, 2017, respectively.

The Company's effective tax rate for the three and six months ended September 29, 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, a discrete tax benefit for changes in provisional estimates related to the Transitional Repatriation Tax, and a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized. The Company's effective tax rate for the three and six months ended September 30, 2017 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, a discrete tax benefit for excess stock compensation deductions in accordance with the new guidance for accounting for employee share-based payments ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting"), and a discrete tax expense, for the six months only, associated with intra-entity transfers in accordance with the new guidance for the intra-entity transfer of assets other than inventory (ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory").

Deferred Taxes
A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company has domestic federal and state tax net operating loss ("NOL") and credit carry-forwards that expire in fiscal years 2019 to 2038 if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state income tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $122.8 million as of the end of fiscal 2018 to $134.1 million as of the end of the second quarter of fiscal 2019, primarily due to tax positions taken with respect to the current fiscal year.

11. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$32,084	$35,919	$2,091	$5,295
Denominator:
Denominator for basic net income per share — weighted average shares	125,643	127,257	125,859	127,109
Effect of dilutive securities:
Stock-based awards	2,907	3,521	3,118	3,953
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	128,550	130,778	128,977	131,062
Basic net income per share	$0.26	$0.28	$0.02	$0.04
Diluted net income per share	$0.25	$0.27	$0.02	$0.04

In the computation of diluted net income per share for the three and six months ended September 29, 2018, outstanding options to purchase 0.3 million shares and 0.2 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended September 30, 2017, outstanding options to purchase less than 0.1 million shares were excluded because the effect of their inclusion would have been anti-dilutive.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the applicable indentures governing the 2025 Notes and 2026 Notes, the Company's obligations under the 2025 Notes and 2026 Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the applicable indenture;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive (loss) income, and cash flows, had the Parent Company, Guarantor or non-guarantor subsidiaries operated as independent entities.

	Condensed Consolidating Balance Sheet
	September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$95,152	$462,772	$—	$557,924
Accounts receivable, less allowance	—	50,023	441,160	—	491,183
Intercompany accounts and notes receivable	—	389,857	50,428	(440,285)	—
Inventories	—	214,519	280,586	(20,573)	474,532
Prepaid expenses	—	18,699	7,614	—	26,313
Other receivables	—	3,795	35,178	—	38,973
Other current assets	—	29,696	1,149	—	30,845
Total current assets	—	801,741	1,278,887	(460,858)	1,619,770
Property and equipment, net	—	1,127,933	274,463	(531)	1,401,865
Goodwill	—	1,122,629	1,051,260	—	2,173,889
Intangible assets, net	—	294,900	300,952	—	595,852
Long-term investments	—	4,952	85,951	—	90,903
Long-term intercompany accounts and notes receivable	—	990,080	92,490	(1,082,570)	—
Investment in subsidiaries	6,272,369	2,450,260	—	(8,722,629)	—
Other non-current assets	109,305	32,394	30,496	(107,413)	64,782
Total assets	$6,381,674	$6,824,889	$3,114,499	$(10,374,001)	$5,947,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$90,561	$138,448	$—	$229,009
Intercompany accounts and notes payable	—	50,428	389,857	(440,285)	—
Accrued liabilities	9,921	126,420	44,806	358	181,505
Other current liabilities	—	2,989	48,880	—	51,869
Total current liabilities	9,921	270,398	621,991	(439,927)	462,383
Long-term debt	735,098	—	—	—	735,098
Deferred tax liabilities	—	46,815	5,478	(30,361)	21,932
Long-term intercompany accounts and notes payable	1,004,518	92,490	(14,438)	(1,082,570)	—
Other long-term liabilities	—	43,784	51,727	—	95,511
Total liabilities	1,749,537	453,487	664,758	(1,552,858)	1,314,924
Total stockholders’ equity	4,632,137	6,371,402	2,449,741	(8,821,143)	4,632,137
Total liabilities and stockholders’ equity	$6,381,674	$6,824,889	$3,114,499	$(10,374,001)	$5,947,061

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$236,631	$825,844	$(178,032)	$884,443
Cost of goods sold	—	207,221	476,256	(152,548)	530,929
Gross profit	—	29,410	349,588	(25,484)	353,514
Operating expenses:
Research and development	6,910	7,340	103,671	(1,173)	116,748
Selling, general and administrative	13,876	58,924	91,399	(24,692)	139,507
Other operating expense (income)	119	(2,192)	8,458	397	6,782
Total operating expenses	20,905	64,072	203,528	(25,468)	263,037
Income (loss) from operations	(20,905)	(34,662)	146,060	(16)	90,477
Interest expense	(9,400)	(522)	(160)	393	(9,689)
Interest income	—	477	1,495	(392)	1,580
Other (expense) income	(48,779)	798	(1,551)	—	(49,532)
Income (loss) before income taxes	(79,084)	(33,909)	145,844	(15)	32,836
Income tax (expense) benefit	25,920	(20,470)	(6,202)	—	(752)
Income in subsidiaries	85,248	139,642	—	(224,890)	—
Net income	$32,084	$85,263	$139,642	$(224,905)	$32,084

Comprehensive income	$32,012	$85,347	$139,472	$(224,819)	$32,012

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$256,595	$775,682	$(210,694)	$821,583
Cost of goods sold	—	196,350	480,439	(176,228)	500,561
Gross profit	—	60,245	295,243	(34,466)	321,022
Operating expenses:
Research and development	6,703	11,148	97,800	(4,253)	111,398
Selling, general and administrative	16,626	66,958	86,004	(30,721)	138,867
Other operating expense	129	16,800	4,288	(24)	21,193
Total operating expenses	23,458	94,906	188,092	(34,998)	271,458
Income (loss) from operations	(23,458)	(34,661)	107,151	532	49,564
Interest expense	(14,442)	(557)	(434)	655	(14,778)
Interest income	—	331	1,382	(655)	1,058
Other (expense) income	—	970	(3,880)	2,718	(192)
Income (loss) before income taxes	(37,900)	(33,917)	104,219	3,250	35,652
Income tax benefit (expense)	19,527	(8,651)	(10,609)	—	267
Income in subsidiaries	54,292	93,610	—	(147,902)	—
Net income	$35,919	$51,042	$93,610	$(144,652)	$35,919

Comprehensive income	$35,527	$51,080	$90,666	$(141,746)	$35,527

	Condensed Consolidating Statement of Income and Comprehensive (Loss) Income
	Six Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$468,570	$1,451,805	$(343,262)	$1,577,113
Cost of goods sold	—	397,532	885,953	(296,619)	986,866
Gross profit	—	71,038	565,852	(46,643)	590,247
Operating expenses:
Research and development	13,311	10,619	206,119	(2,398)	227,651
Selling, general and administrative	26,671	116,880	177,778	(45,892)	275,437
Other operating expense	269	5,748	9,512	368	15,897
Total operating expenses	40,251	133,247	393,409	(47,922)	518,985
Income (loss) from operations	(40,251)	(62,209)	172,443	1,279	71,262
Interest expense	(23,442)	(1,059)	(321)	780	(24,042)
Interest income	—	2,883	2,870	(779)	4,974
Other (expense) income	(82,152)	1,126	(461)	—	(81,487)
(Loss) income before income taxes	(145,845)	(59,259)	174,531	1,280	(29,293)
Income tax benefit (expense)	37,374	(3,666)	(2,324)	—	31,384
Income in subsidiaries	110,562	172,207	—	(282,769)	—
Net income	$2,091	$109,282	$172,207	$(281,489)	$2,091

Comprehensive (loss) income	$(165)	$109,371	$169,727	$(279,098)	$(165)

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$522,959	$(548,315)	$315,152	$—	$289,796
Investing activities:
Purchase of property and equipment	—	(95,897)	(17,769)	—	(113,666)
Purchase of debt securities and other investments	—	(132,729)	—	—	(132,729)
Proceeds from maturities of other investments	—	133,132	—	—	133,132
Other investing activities	—	(1,086)	(18,406)	—	(19,492)
Net transactions with related parties	—	110,047	—	(110,047)	—
Net cash (used in) provided by investing activities	—	13,467	(36,175)	(110,047)	(132,755)
Financing activities:
Payment of debt	(954,745)	—	—	—	(954,745)
Proceeds from debt issuances	631,300	—	—	—	631,300
Repurchase of common stock, including transaction costs	(186,682)	—	—	—	(186,682)
Proceeds from the issuance of common stock	18,406	—	—	—	18,406
Tax withholding paid on behalf of employees for restricted stock units	(24,181)	—	—	—	(24,181)
Other financing activities	(7,057)	—	—	—	(7,057)
Net transactions with related parties	—	686	(110,733)	110,047	—
Net cash (used in) provided by financing activities	(522,959)	686	(110,733)	110,047	(522,959)
Effect of exchange rate changes on cash	—	—	(2,216)	—	(2,216)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(534,162)	166,028	—	(368,134)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$95,152	$463,116	$—	$558,268

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended September 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$80,063	$(2,241)	$245,672	$—	$323,494
Investing activities:
Purchase of property and equipment	—	(159,337)	(32,882)	—	(192,219)
Other investing activities	—	7,154	(30,182)	—	(23,028)
Net transactions with related parties	—	24,100	(24,100)	—	—
Net cash used in investing activities	—	(128,083)	(87,164)	—	(215,247)
Financing activities:
Repurchase of common stock, including transaction costs	(88,925)	—	—	—	(88,925)
Proceeds from the issuance of common stock	32,867	—	—	—	32,867
Tax withholding paid on behalf of employees for restricted stock units	(24,005)	—	—	—	(24,005)
Net transactions with related parties	—	686	(686)	—	—
Net cash (used in) provided by financing activities	(80,063)	686	(686)	—	(80,063)
Effect of exchange rate changes on cash	—	—	1,260	—	1,260
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(129,638)	159,082	—	29,444
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$96,548	$478,675	$—	$575,223

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

•
the risks associated with security breaches and other disruptions or events, which could compromise our or our customers' proprietary information and expose us to liability and could cause our business and reputation to suffer;

•	the possibility that we may be subject to theft, loss or misuse of personal data by or about our employees, customers or other third parties;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•	the impact of environmental, health and safety regulations and climate change;

•	the impact of changes in generally accepted accounting principles and in tax laws or the interpretation of such tax laws, including the U.S. Tax Cuts and Jobs Act (the "Tax Act");

•	the impact of the Organisation for Economic Co-operation and Development Base Erosion and Profit Shifting initiative on tax policy and enacted laws in the countries in which we operate;

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions; and

•	the possibility that future acquisitions may dilute our stockholders’ ownership and cause us to incur debt and assume contingent liabilities or adversely affect our results of operations.

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

We employ more than 8,200 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Florida, North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed, and new frequency bands are being added. Carrier aggregation is being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

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

As of September 29, 2018, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue (see Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

SECOND QUARTER FISCAL 2019 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 7.7% as compared to the second quarter of fiscal 2018, primarily due to higher demand for our cellular RF solutions in support of our customers based in China and our largest end customer as well as higher demand for our base station and Wi-Fi products.

•
Gross margin for the second quarter of fiscal 2019 was 40.0% as compared to 39.1% for the second quarter of fiscal 2018. The increase was primarily due to favorable changes in product mix within our cellular RF solutions, partially offset by average selling price erosion.

•
Our operating income was $90.5 million for the three months ended September 29, 2018 as compared to operating income of $49.6 million for the three months ended September 30, 2017, primarily due to higher revenue, improved gross margin and lower operating expenses.

•	During the second quarter of fiscal 2019, we recognized a loss on debt extinguishment of $48.8 million.

•
Diluted net income per share for the second quarter of fiscal 2019 was $0.25 as compared to $0.27 for the second quarter of fiscal 2018. This year-over-year decrease was primarily due to the loss on debt extinguishment recognized in the second quarter of fiscal 2019.

•	Cash flow from operations was $214.5 million for the second quarter of fiscal 2019 as compared to $219.9 million for the second quarter of fiscal 2018.

•	Capital expenditures were $70.1 million for the second quarter of fiscal 2019 as compared to $67.8 million for the second quarter of fiscal 2018.

•
During the second quarter of fiscal 2019, we received a Section 19B incentive grant in Singapore which allows us to retroactively amortize $124.2 million of previously non-deductible payments made in prior years.

•	During the second quarter of fiscal 2019, we completed the purchase of $436.4 million aggregate principal amount of our 7.00% senior notes due 2025 (the "2025 Notes").

•	During the second quarter of fiscal 2019, we redeemed the remaining $15.3 million aggregate principal amount of our 6.75% senior notes due 2023 (the "2023 Notes").

•	During the second quarter of fiscal 2019, we completed an offering of $630.0 million aggregate principal amount of our 5.50% senior notes due 2026 (the "2026 Notes").

•	During the second quarter of fiscal 2019, we repurchased approximately 1.1 million shares of our common stock for approximately $86.7 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 29, 2018 and September 30, 2017 (in thousands, except percentages):

	Three Months Ended
	September 29, 2018	% of Revenue	September 30, 2017	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$884,443	100.0%	$821,583	100.0%	$62,860	7.7%
Cost of goods sold	530,929	60.0	500,561	60.9	30,368	6.1
Gross profit	353,514	40.0	321,022	39.1	32,492	10.1
Research and development	116,748	13.2	111,398	13.6	5,350	4.8
Selling, general and administrative	139,507	15.8	138,867	16.9	640	0.5
Other operating expense	6,782	0.8	21,193	2.6	(14,411)	(68.0)
Operating income	$90,477	10.2%	$49,564	6.0%	$40,913	82.5%

	Six Months Ended
	September 29, 2018	% of Revenue	September 30, 2017	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,577,113	100.0%	$1,462,414	100.0%	$114,699	7.8%
Cost of goods sold	986,866	62.6	905,015	61.9	81,851	9.0
Gross profit	590,247	37.4	557,399	38.1	32,848	5.9
Research and development	227,651	14.4	227,897	15.6	(246)	(0.1)
Selling, general and administrative	275,437	17.5	278,298	19.0	(2,861)	(1.0)
Other operating expense	15,897	1.0	29,469	2.0	(13,572)	(46.1)
Operating income	$71,262	4.5%	$21,735	1.5%	$49,527	227.9%

Revenue increased for the three and six months ended September 29, 2018, as compared to the three and six months ended September 30, 2017, primarily due to higher demand for our cellular RF solutions in support of our customers based in China and our largest end customer as well as higher demand for our base station and Wi-Fi products.

Gross margin for the three months ended September 29, 2018 was 40.0%, as compared to 39.1% for the three months ended September 30, 2017. The increase was primarily due to favorable changes in product mix within our cellular RF solutions, partially offset by average selling price erosion.

Gross margin for the six months ended September 29, 2018 was 37.4%, as compared to 38.1% for the six months ended September 30, 2017. The decrease was primarily due to average selling price erosion, partially offset by favorable changes in product mix within our cellular RF solutions.

Operating Expenses

Research and development expense increased for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017, primarily due to higher personnel related costs. Research and development expense was relatively flat for the six months ended September 29, 2018, as compared to the six months ended September 30, 2017, with the timing of product development spend being offset by higher personnel related costs.

Selling, general and administrative expense was relatively flat for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017, with higher personnel related costs being offset by lower intangible amortization. Selling, general and administrative expense decreased for the six months ended September 29, 2018, as compared to the six months ended September 30, 2017, primarily due to lower intangible amortization expense.

Other operating expense decreased for the three and six months ended September 29, 2018, as compared to the three and six months ended September 30, 2017, primarily due to a decrease in restructuring charges (primarily related to employee termination benefits and impairment charges on held for sale assets) associated with the cost reduction actions initiated in the second quarter of fiscal 2018. In addition, for the three and six months ended September 29, 2018, as compared to the three and six months ended September 30, 2017, we recorded lower acquisition and integration related costs and start-up costs.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	September 29, 2018	September 30, 2017	Increase	Percentage Change
Revenue	$666,539	$630,397	$36,142	5.7%
Operating income	196,948	172,892	24,056	13.9
Operating income as a % of revenue	29.5%	27.4%

	Six Months Ended
(In thousands, except percentages)	September 29, 2018	September 30, 2017	Increase	Percentage Change
Revenue	$1,152,618	$1,086,620	$65,998	6.1%
Operating income	286,119	260,699	25,420	9.8
Operating income as a % of revenue	24.8%	24.0%

MP revenue increased for the three and six months ended September 29, 2018, as compared to the three and six months ended September 30, 2017, primarily due to higher demand for our cellular RF solutions in support of customers based in China and our largest end customer.

MP operating income increased $24.1 million, or 13.9%, for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017, primarily due to higher revenue and higher gross margin. Gross margin was positively impacted by favorable changes in product mix within our cellular RF solutions and higher factory utilization, partially offset by average selling price erosion.

MP operating income increased $25.4 million, or 9.8%, for the six months ended September 29, 2018, as compared to the six months ended September 30, 2017, primarily due to higher revenue and lower operating expenses, partially offset by lower gross margin. Operating expenses decreased primarily due to timing of product development spend. Gross margin was negatively impacted by average selling price erosion, partially offset by favorable changes in product mix within our cellular RF solutions and higher factory utilization.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	September 29, 2018	September 30, 2017	Increase (Decrease)	Percentage Change
Revenue	$217,904	$190,216	$27,688	14.6%
Operating income	56,311	57,649	(1,338)	(2.3)
Operating income as a % of revenue	25.8%	30.3%

	Six Months Ended
(In thousands, except percentages)	September 29, 2018	September 30, 2017	Increase	Percentage Change
Revenue	$424,495	$373,854	$50,641	13.5%
Operating income	111,515	107,235	4,280	4.0
Operating income as a % of revenue	26.3%	28.7%

IDP revenue increased for the three and six months ended September 29, 2018, as compared to the three and six months ended September 30, 2017, primarily due to higher demand for our base station and Wi-Fi products.

The decrease in IDP operating income for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017 was primarily due to lower gross margin and higher operating expenses, partially offset by higher revenue. Gross margin was negatively impacted by lower fab utilization, changes in product mix, and inventory adjustments associated with product quality and end of life products. Operating expenses increased primarily due to higher personnel related costs.

The increase in IDP operating income for the six months ended September 29, 2018, as compared to the six months ended September 30, 2017 was primarily due to higher revenue, partially offset by lower gross margin and higher operating expenses. Gross margin was negatively impacted by changes in product mix and inventory adjustments associated with product quality and end of life products. Operating expenses increased primarily due to higher personnel related costs.

See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and six months ended September 29, 2018 and September 30, 2017.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest expense	$(9,689)	$(14,778)	$(24,042)	$(27,049)
Interest income	1,580	1,058	4,974	1,824
Other expense	(49,532)	(192)	(81,487)	(1,126)
Income tax (expense) benefit	(752)	267	31,384	9,911

Interest Expense
During the three and six months ended September 29, 2018, we recorded interest expense of $10.9 million and $28.0 million, respectively, related to the 2023 Notes, 2025 Notes and the 2026 Notes (which was offset by $1.8 million and $5.3 million of capitalized interest, respectively). During the three and six months ended September 30, 2017, we recorded interest expense of $17.3 million and $34.6 million, respectively, related to the 2023 Notes and 2025 Notes (which was offset by $3.2 million and $8.8 million of capitalized interest, respectively).

During the first half of fiscal 2019, we completed the purchase (via tender offer) of $429.2 million and $436.4 million aggregate principal amounts of our 2023 Notes and 2025 Notes, respectively, and we redeemed the remaining $15.3 million aggregate principal amount of our 2023 Notes. In addition, during the second quarter of fiscal 2019 we completed the issuance of $630.0 million aggregate principal amount of our 2026 Notes. Collectively, compared to our long-term debt portfolio at March 31, 2018, these transactions extended the weighted-average maturity of our outstanding senior notes by an additional seventeen months and are expected to decrease our annual interest expense by approximately $25.9 million.

Other Expense
During the three and six months ended September 29, 2018, we recorded a loss on debt extinguishment of $48.8 million and $82.2 million, respectively, primarily as a result of our debt extinguishment activity (see Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the tender offers for the 2023 Notes and the 2025 Notes and the redemption of the 2023 Notes).

Income Taxes
On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations, including a reduction in the U.S. federal corporate tax rate from 35% to 21% which became effective as of January 1, 2018, and implemented a territorial tax system. As a result of the Tax Act, we recorded, as of March 31, 2018, a provisional tax expense of $77.3 million, which was comprised of a $116.4 million tax expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”), offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. As of the end of the second quarter of fiscal 2019, provisional amounts continue to be recorded because certain information related to the computation of earnings and profits, distributable reserves, non-U.S. income taxes paid, and foreign exchange gains and losses related to wholly owned subsidiaries are still being gathered and analyzed; information related to non-wholly owned subsidiaries is not available; and there is evolving information and guidance from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In accordance with current SEC guidance, the Company will finalize its provisional estimates for the impact of the Tax Act in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.

While as of September 29, 2018 the Company has not completed the accounting for any of the tax effects of tax reform described above, in the first two quarters of fiscal 2019 we recorded a discrete income tax benefit of $15.9 million related to our fiscal 2018 estimated provisional tax expense. This was comprised of an $11.6 million reduction in the provisional Transitional Repatriation Tax and a $4.3 million increase in U.S. deferred tax assets. In addition, provisional amounts are recorded for the impact of the new GILTI and limitations on compensation provisions enacted by the Tax Act, which both became effective for the Company in fiscal 2019. The GILTI provisions result in certain income earned by foreign subsidiaries currently being included in the gross income of the U.S. shareholder.

Our provision for income taxes for the three and six months ended September 29, 2018 and September 30, 2017 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and six months ended September 29, 2018 and September 30, 2017.

For the three and six months ended September 29, 2018, we recorded an income tax expense of $0.8 million and income tax benefit of $31.4 million, respectively, which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses, tax benefit related to the adjustments in the provisional Tax Act estimates, and tax benefit related to the Singapore tax incentive granted during the second quarter, offset by a tax expense related to international operations generating pre-tax book income.

For the three and six months ended September 30, 2017, income tax benefit was $0.3 million and $9.9 million, respectively, which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses and tax benefit from the adoption of new accounting guidance related to stock compensation, partially offset by tax expense related to international operations generating pre-tax book income and tax expense, for the six months only, from the adoption of new accounting guidance related to intra-entity transfers of assets.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 29, 2018, we had working capital of approximately $1,157.4 million, including $557.9 million in cash and cash equivalents, compared to working capital of approximately $1,402.5 million at March 31, 2018, including $926.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the retirement of the 2023 Notes and 2025 Notes and the higher share repurchase activity. These amounts were offset by the issuance of the 2026 Notes as well as an increase in accounts receivable as of September 29, 2018 as compared to March 31, 2018.

Our $557.9 million of total cash and cash equivalents as of September 29, 2018 includes approximately $462.1 million held by our foreign subsidiaries, of which $361.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate.  Under our current plans, we may repatriate the foreign earnings of Qorvo International Pte. Ltd. and expect to permanently reinvest the undistributed earnings of our other foreign subsidiaries.

Stock Repurchases
During the six months ended September 29, 2018, we repurchased approximately 2.3 million shares of our common stock for approximately $186.7 million under the current and prior share repurchase programs. As of September 29, 2018, $849.2 million remains available for repurchases under our current share repurchase program.

Cash Flows from Operating Activities
Operating activities for the six months ended September 29, 2018 generated cash of $289.8 million, compared to $323.5 million for the six months ended September 30, 2017. This year-over-year decrease was primarily due to changes in working capital. Working capital was impacted by increased accounts receivable resulting from higher revenue generated during the last months of the second quarter of fiscal 2019 as compared to the same period of fiscal 2018.

Cash Flows from Investing Activities
Net cash used in investing activities was $132.8 million for the six months ended September 29, 2018, compared to $215.2 million for the six months ended September 30, 2017. Capital expenditures decreased $78.6 million for the six months ended September 29, 2018, as compared to the six months ended September 30, 2017, primarily due to higher capital expenditures incurred in the first half of fiscal 2018 in support of our premium filter capacity.

Cash Flows from Financing Activities
Net cash used in financing activities was $523.0 million for the six months ended September 29, 2018, compared to $80.1 million for the six months ended September 30, 2017. This year-over-year increase was primarily due to the retirement of the 2023 Notes and a majority of the 2025 Notes and higher share repurchase activity in the six months ended September 29, 2018. The increase was partially offset by the proceeds from the issuance of the 2026 Notes in the six months ended September 29, 2018.

COMMITMENTS AND CONTINGENCIES

Notes Offering 2015 On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of its U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2023 Notes and the 2025 Notes during the three and six months ended September 29, 2018 was $7.3 million and $41.5 million, respectively. Interest paid on the 2023 Notes and the 2025 Notes during the six months ended September 30, 2017 was $34.4 million.

In March 2018, we repurchased $5.5 million of the 2023 Notes at a price equal to 107.50% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest, and $1.5 million of the 2025 Notes at a price equal to 109.50% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

In June 2018, we completed the purchase (via tender offer) of $429.2 million aggregate principal amount of the 2023 Notes at a price equal to 106.75% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. In July 2018, we redeemed the remaining $15.3 million principal amount of the 2023 Notes at a redemption price equal to 100.0% of the principal amount of the 2023 Notes redeemed, plus a make-whole premium and accrued and unpaid interest.

In July 2018, we completed the purchase (via tender offer) of $300.0 million aggregate principal amount of the 2025 Notes at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest. In August 2018, we completed the purchase (via tender offer) of $136.4 million aggregate principal amount of the 2025 Notes at a price equal to 110.00% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest. As of September 29, 2018, 2025 Notes with an aggregate principal amount of $112.1 million remained outstanding.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

Notes Offering 2018 On July 16, 2018, we completed an offering of $500.0 million aggregate principal amount of our 2026 Notes (the "Initial 2026 Notes"). On August 28, 2018, we completed an offering of an additional $130.0 million aggregate principal amount of such notes (the "Additional 2026 Notes"). The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. We used a portion of the net proceeds of the offering of the 2026 Notes to fund the tender offers for the 2025 Notes and to pay related fees and expenses of the offering and will use the remaining net proceeds for general corporate purposes. The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum.

The Initial 2026 Notes were issued pursuant to an indenture dated as of July 16, 2018 by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to a supplemental indenture, dated as of August 28, 2018 (together, the "2018 Indenture"). The 2018 Indenture contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2018 Indenture also contains customary negative covenants. In connection with the offering of the Initial 2026 Notes and the Additional 2026 Notes, we also entered into registration rights agreements, dated as of July 16, 2018 and August 28, 2018, respectively (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

The 2026 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Credit Agreement On December 5, 2017, we and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015. On June 5, 2018, we and the Guarantors entered into the First Amendment (the "Amendment") to the Credit Agreement.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded and this amount was subsequently repaid in March 2018. The remainder of the Term Loan is available, at our discretion, in up to two draws. The Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased up to $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). We had no outstanding amounts under the Credit Facility as of September 29, 2018.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of September 29, 2018, we were in compliance with all the financial covenants under the Credit Agreement.

Capital Commitments At September 29, 2018, we had capital commitments of approximately $104.2 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2018 to July 28, 2018	—	$—	—	$935.9 million
July 29, 2018 to August 25, 2018	253	$81.31	253	$915.4 million
August 26, 2018 to September 29, 2018	851	$77.67	851	$849.2 million
Total	1,104	$78.50	1,104	$849.2 million

On May 23, 2018, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding stock, which included approximately $126.3 million authorized under a prior share repurchase program terminated concurrent with the new authorization. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

ITEM 6. EXHIBITS.

4.1
Indenture, dated as of July 16, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2018).

4.2
Registration Rights Agreement, dated as of July 16, 2018, among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 16, 2018).

4.3
Supplemental Indenture, dated as of August 28, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.4
Registration Rights Agreement, dated as of August 28, 2018, by and among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.5
Supplemental Indenture No. 2, dated as of August 28, 2018, among Qorvo, Inc. the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 28, 2018)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 29, 2018 and September 30, 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 29, 2018 and September 30, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2018 and September 30, 2017; and (v) the Notes to Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 1, 2018	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer