Form 10-Q
period 2018-12-29
Qorvo, Inc.
filed 2019-02-07
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018
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

As of January 30, 2019, there were 122,788,565 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$649,711	$926,037
Accounts receivable, less allowance of $159 and $134 as of December 29, 2018 and March 31, 2018, respectively	420,903	345,957
Inventories (Note 3)	464,949	472,292
Prepaid expenses	23,961	23,909
Other receivables	21,899	44,795
Other current assets	34,113	30,815
Total current assets	1,615,536	1,843,805
Property and equipment, net of accumulated depreciation of $1,159,495 at December 29, 2018 and $911,910 at March 31, 2018	1,397,589	1,374,112
Goodwill	2,173,889	2,173,889
Intangible assets, net of accumulated amortization of $2,110,694 at December 29, 2018 and $1,711,520 at March 31, 2018 (Note 4)	463,359	860,336
Long-term investments (Note 5)	90,696	63,765
Other non-current assets	65,222	65,612
Total assets	$5,806,291	$6,381,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,266	$213,193
Accrued liabilities	137,573	167,182
Other current liabilities	47,093	60,904
Total current liabilities	413,932	441,279
Long-term debt (Note 6 )	714,402	983,290
Deferred tax liabilities (Note 11)	6,978	63,084
Other long-term liabilities	93,659	118,302
Total liabilities	1,228,971	1,605,955
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 123,001 and 126,322 shares issued and outstanding at December 29, 2018 and March 31, 2018, respectively	4,966,059	5,237,085
Accumulated other comprehensive loss, net of tax	(6,070)	(2,752)
Accumulated deficit	(382,669)	(458,769)
Total stockholders’ equity	4,577,320	4,775,564
Total liabilities and stockholders’ equity	$5,806,291	$6,381,519
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revenue	$832,330	$845,739	$2,409,443	$2,308,153
Cost of goods sold	493,967	508,812	1,480,833	1,413,827
Gross profit	338,363	336,927	928,610	894,326
Operating expenses:
Research and development	109,985	106,411	337,636	334,308
Selling, general and administrative	125,604	126,555	401,041	404,853
Other operating expense (Note 9)	21,617	23,641	37,514	53,110
Total operating expenses	257,206	256,607	776,191	792,271
Income from operations	81,157	80,320	152,419	102,055
Interest expense (Note 6)	(9,562)	(16,338)	(33,604)	(43,387)
Interest income	2,814	2,215	7,788	4,039
Other expense (Note 6)	(3,520)	(757)	(85,007)	(1,883)

Income before income taxes	70,889	65,440	41,596	60,824

Income tax (expense) benefit (Note 11)	(1,372)	(98,522)	30,012	(88,611)
Net income (loss)	$69,517	$(33,082)	$71,608	$(27,787)

Net income (loss) per share (Note 12):
Basic	$0.56	$(0.26)	$0.57	$(0.22)
Diluted	$0.55	$(0.26)	$0.56	$(0.22)

Weighted average shares of common stock outstanding (Note 12):
Basic	124,308	127,034	125,437	127,084
Diluted	126,842	127,034	128,360	127,084

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net income (loss)	$69,517	$(33,082)	$71,608	$(27,787)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(5)	57	85	156
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(1,079)	795	(3,448)	1,517
Reclassification adjustments, net of tax:
Foreign currency gain included in net income (loss)	—	—	—	(581)
Amortization of pension actuarial loss	22	45	45	132
Other comprehensive (loss) income	(1,062)	897	(3,318)	1,224
Total comprehensive income (loss)	$68,455	$(32,185)	$68,290	$(26,563)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income (loss)	$71,608	$(27,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	143,008	132,879
Intangible assets amortization (Note 4)	399,200	406,375
Loss on debt extinguishment (Note 6)	84,004	—
Deferred income taxes	(58,216)	(36,657)
Foreign currency adjustments	(1,603)	3,244
Asset impairment (Note 9)	14,913	—
Stock-based compensation expense	58,874	58,299
Other, net	5,094	12,276
Changes in operating assets and liabilities:
Accounts receivable, net	(74,844)	(91,051)
Inventories	7,474	6,974
Prepaid expenses and other current and non-current assets	14,914	26,130
Accounts payable and accrued liabilities	(9,810)	(338)
Income tax payable and receivable	(26,574)	94,566
Other liabilities	(5,023)	8,652
Net cash provided by operating activities	623,019	593,562
Investing activities:
Purchase of property and equipment	(185,627)	(237,658)
Purchase of debt securities	(132,729)	—
Proceeds from sales and maturities of debt securities	133,132	—
Other investing activities	(20,238)	(8,713)
Net cash used in investing activities	(205,462)	(246,371)
Financing activities:
Payment of debt (Note 6)	(977,498)	—
Proceeds from debt issuances (Note 6)	631,300	100,000
Repurchase of common stock, including transaction costs (Note 7)	(338,675)	(168,935)
Proceeds from the issuance of common stock	25,452	42,121
Tax withholding paid on behalf of employees for restricted stock units	(24,595)	(24,343)
Other financing activities	(7,510)	(1,903)
Net cash used in financing activities	(691,526)	(53,060)

Effect of exchange rate changes on cash	(2,369)	1,771
Net (decrease) increase in cash, cash equivalents and restricted cash	(276,338)	295,902
Cash, cash equivalents and restricted cash at the beginning of the period	926,402	545,779
Cash, cash equivalents and restricted cash at the end of the period	$650,064	$841,681
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$37,206	$26,743

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

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. The Company intends to adopt the guidance, prospectively, in the fourth quarter of fiscal 2019 and does not expect any significant impact to the Company's Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)."  The new guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases with a term longer than 12 months, including those previously described as operating leases.  Also, in July 2018, the FASB issued 2018-11, "Leases (Topic 842): Targeted Improvements," to provide clarification on specific topics, including adoption guidance and practical expedients.  The Company plans to adopt the new guidance utilizing the modified retrospective method and will recognize any cumulative effect adjustment in retained earnings at the beginning of the period of adoption.  The Company also plans to elect the package of three practical expedients that permits the Company to maintain its historical conclusions about lease identification, lease classification and initial direct costs

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

for leases that exist at the date of adoption.  Currently, the Company is assessing the other available practical expedients for potential adoption.  The guidance will become effective for the Company in the first quarter of fiscal 2020.  The Company expects the valuation of the right-of-use assets and lease liabilities, for leases previously described as operating leases, to be the present value of its forecasted future lease commitments, as determined by the standard.  The Company is continuing to assess the overall impacts of the new standard, including the discount rate to be applied in these valuations.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance affects the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The new standard was adopted by the Company in the first quarter of fiscal 2019 and there was no material impact to the Company's Condensed Consolidated Financial Statements.

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

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	December 29, 2018	March 31, 2018
Raw materials	$113,660	$110,389
Work in process	222,499	221,137
Finished goods	128,790	140,766
Total inventories	$464,949	$472,292

4. INTANGIBLE ASSETS
Total intangible assets decreased to $463.4 million as of December 29, 2018, compared to $860.3 million as of March 31, 2018. This decrease was primarily due to amortization expense for the three and nine months ended December 29, 2018 of $132.5 million and $399.2 million, respectively, primarily related to developed technology and customer relationships (which had net book values of $324.2 million and $127.3 million, respectively, as of December 29, 2018).

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Debt Securities
The following is a summary of available-for-sale debt securities as of December 29, 2018 and March 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 29, 2018
Auction rate securities	$1,950	$—	$—	$1,950
March 31, 2018
Auction rate securities	$1,950	$—	$(107)	$1,843

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated fair value of available-for-sale debt securities was based on the prevailing market values on December 29, 2018 and March 31, 2018. The Company determines the cost of an investment sold based on the specific identification method.

The expected maturity distribution of available-for-sale debt securities is as follows (in thousands):

	December 29, 2018		March 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$—	$—	$—	$—
Due after ten years	1,950	1,950	1,950	1,843
Total	$1,950	$1,950	$1,950	$1,843

Equity Investment Without a Readily Determinable Fair Value
As of December 29, 2018, the Company has invested $60.0 million to acquire preferred shares of a private limited company. This investment was determined to be an equity investment without a readily determinable fair value and is accounted for using the measurement alternative in accordance with ASU 2016-01. As of December 29, 2018, there was no impairment or observable price change for this investment. This investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Other current assets" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax (debt securities) and "Other income (expense)" on the Condensed Consolidated Statements of Operations (equity securities).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 29, 2018 and March 31, 2018 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 29, 2018
Assets
Auction rate securities (1)	1,950	—	1,950
Marketable equity securities	3,207	3,207	—
Invested funds in deferred compensation plan (2)	16,176	16,176	—
Total assets measured at fair value	$21,333	$19,383	$1,950
Liabilities
Deferred compensation plan obligation (2)	$16,176	$16,176	$—
Total liabilities measured at fair value	$16,176	$16,176	$—

March 31, 2018
Assets
Money market funds	$9	$9	$—
Auction rate securities (1)	1,843	—	1,843
Invested funds in deferred compensation plan (2)	14,284	14,284	—
Total assets measured at fair value	$16,136	$14,293	$1,843
Liabilities
Deferred compensation plan obligation (2)	$14,284	$14,284	$—
Total liabilities measured at fair value	$14,284	$14,284	$—

(1) The Company's Level 2 auction rate securities are debt instruments with interest rates that reset through periodic short-term auctions and are valued based on quoted prices for identical or similar instruments in markets that are not active.
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

As of December 29, 2018 and March 31, 2018, the Company did not have any Level 3 assets or liabilities.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. DEBT

Long-term debt as of December 29, 2018 and March 31, 2018 is as follows (in thousands):

	December 29, 2018	March 31, 2018
6.75% Senior Notes due 2023	$—	$444,464
7.00% Senior Notes due 2025	91,009	548,500
5.50% Senior Notes due 2026	630,000	—
Less unamortized premium and issuance costs	(6,607)	(9,674)
Total long-term debt	$714,402	$983,290

Senior Notes due 2023 and 2025
On November 19, 2015, the Company issued $450.0 million aggregate principal amount 6.75% senior notes due December 1, 2023 (the "2023 Notes") and $550.0 million aggregate principal amount 7.00% senior notes due December 1, 2025 (the "2025 Notes"). The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Company and certain of its U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

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

On November 28, 2018 and December 11, 2018, the Company repurchased $1.1 million and $20.0 million, respectively, of the 2025 Notes, at prices equal to 107.25% and 107.63%, respectively, of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest. As of December 29, 2018, 2025 Notes with an aggregate principal amount of $91.0 million remained outstanding.

During the three and nine months ended December 29, 2018, the Company recognized a loss on debt extinguishment of $1.8 million and $84.0 million, respectively, as "Other expense" in the Company’s Condensed Consolidated Statements of Operations.

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at the redemption prices specified in the 2015 Indenture, plus accrued and unpaid interest.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three months ended December 29, 2018 was $4.0 million, and interest paid on the

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2023 Notes and the 2025 Notes during the nine months ended December 29, 2018 was $45.5 million. Interest paid on the 2023 Notes and the 2025 Notes during the three and nine months ended December 30, 2017 was $34.5 million and $68.9 million, respectively.

Senior Notes due 2026
On July 16, 2018, the Company completed an offering of $500.0 million aggregate principal amount 5.50% Senior Notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018, the Company completed an offering of an additional $130.0 million aggregate principal amount of such notes (the "Additional 2026 Notes", together with the "Initial 2026 Notes", the "2026 Notes"). The 2026 Notes pay interest semi-annually on January 15 and July 15 at a rate of 5.50% per annum. The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by its Guarantors.

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

The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds of the 2026 Notes to fund the tender offers for the 2025 Notes and to pay related fees and expenses of the offering and will use the remaining net proceeds for general corporate purposes.

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

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). On June 5, 2018, the Company and the Guarantors entered into the First Amendment (the "First Amendment") to the Credit Agreement, and on December 17, 2018, the Company and the Guarantors entered into the Second Amendment (the "Second Amendment") to the Credit Agreement. The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018), with the remainder available, at the discretion of the Company, in up to two draws. The First Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019, and the Second Amendment, among other things, further extended such period to June 30, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased by up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the nine months ended December 29, 2018, there were no borrowings under the Revolving Facility and the Company had no outstanding amounts under the Credit Facility as of December 29, 2018.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of December 29, 2018, the Company was in compliance with these covenants.

Fair Value of Long-Term Debt
The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes as of December 29, 2018 and March 31, 2018 was $97.8 million and $596.5 million, respectively (compared to a carrying value of $91.0 million and $548.5 million, respectively). The estimated fair value of the 2026 Notes as of December 29, 2018 was $601.7 million (compared to a carrying value of $630.0 million). The Company considers its long-term debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes and 2026 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

Interest Expense
During the three months ended December 29, 2018, the Company recognized $10.8 million of interest expense related to the 2025 Notes and the 2026 Notes, which was partially offset by $1.9 million of interest capitalized to property and equipment. During the nine months ended December 29, 2018, the Company recognized $38.8 million of interest expense related to the 2023 Notes, 2025 Notes and the 2026 Notes, which was partially offset by $7.2 million of interest capitalized to property and equipment. During the three and nine months ended December 30, 2017, the Company recognized $17.7 million and $52.3 million, respectively, of interest expense related to the 2023 Notes and the 2025 Notes, which was partially offset by $2.0 million and $10.8 million, respectively, of interest capitalized to property and equipment.

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

During the three months ended December 29, 2018, the Company repurchased approximately 2.3 million shares of its common stock for approximately $152.0 million under the current share repurchase program. During the nine months ended December 29, 2018, the Company repurchased approximately 4.6 million shares of its common stock for approximately $338.7 million (which included 0.4 million shares of its common stock for approximately $35.9 million under a prior share repurchase program). As of December 29, 2018, $697.2 million remains available for repurchases under the current share repurchase program.

During the three and nine months ended December 30, 2017, the Company repurchased approximately 1.1 million shares and 2.3 million shares of its common stock for approximately $80.0 million and $168.9 million, respectively, under a prior share repurchase program.

8. REVENUE

Adoption of Accounting Policy
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

Revenue Recognition Policy
The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over-time is immaterial (less than 2% of overall revenue). The Company applies a five-step approach as defined in the new standard in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers,

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

including distributors. A majority of these rebates are accrued and classified as a contra accounts receivable, and represent less than 5% of net revenue. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Condensed Consolidated Balance Sheets were immaterial in the periods presented.

The Company invoices customers upon shipment and recognizes revenues in accordance with delivery terms. As of December 29, 2018, the Company had $34.7 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next twelve months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Condensed Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Condensed Consolidated Statements of Operations.

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

The following table presents the Company's revenue disaggregated by geography, based on the billing addresses of its customers (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revenue:
China	$474,844	$446,721	$1,390,226	$1,226,494
Taiwan	127,104	157,725	443,110	417,795
United States	117,724	131,107	332,484	397,364
Europe	72,866	24,257	119,804	70,026
Other Asia	34,839	82,126	108,649	183,202
Other	4,953	3,803	15,170	13,272
Total Revenue	$832,330	$845,739	$2,409,443	$2,308,153

The Company also disaggregates revenue by operating segments (see Note 10).

9. RESTRUCTURING

In the third quarter of fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas. As a result of these actions, in the third quarter of fiscal 2019, the Company recorded impairment charges of $14.9 million (to adjust the carrying value of certain of its property and equipment to reflect its fair value) and accelerated depreciation of $3.1 million (to reflect changes in estimated useful lives of certain property and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

equipment), which were recorded in "Other operating expense" and "Cost of goods sold," respectively, in the Company’s Condensed Consolidated Statements of Operations.

The fair value of the real property was derived based upon a market approach with substantial input from market participants, including brokers, investors, developers and appraisers. The fair value of the personal property was determined using a market approach based upon quoted market prices from auction data for comparable assets. Factors such as age, condition, capacity and manufacturer were considered to adjust the auction price and determine an orderly liquidation value of the personal property assets. The significant inputs related to valuing these assets are classified as Level 2 in the fair value measurement hierarchy.

Over the next four quarters, the Company expects to record additional charges associated with these restructuring actions, including $60.0 million to $70.0 million related to accelerated depreciation, $10.0 million to $20.0 million related to employee termination benefits and $5.0 million to $10.0 million related to other exit costs.

10. OPERATING SEGMENT INFORMATION

The Company's operating segments as of December 29, 2018 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP income from operations.

MP is a leading global supplier of cellular radio frequency ("RF") and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets, and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed, and new frequency bands are being added. Carrier aggregation, Multiple Input Multiple Output ("MIMO") and 5G are being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. MP offers a comprehensive product portfolio of bulk acoustic wave ("BAW") and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers and modules incorporating switches, PAs and duplexers.

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

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring costs, start-up costs, asset impairment and accelerated depreciation, (loss) gain on assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revenue:
MP	$602,312	$642,089	$1,754,930	$1,728,709
IDP	230,018	202,680	654,513	576,534
All other (1)	—	970	—	2,910
Total revenue	$832,330	$845,739	$2,409,443	$2,308,153
Income (loss) from operations
MP	$180,394	$190,990	$466,513	$451,689
IDP	80,861	63,281	192,376	170,516
All other	(180,098)	(173,951)	(506,470)	(520,150)
Income from operations	81,157	80,320	152,419	102,055
Interest expense	(9,562)	(16,338)	(33,604)	(43,387)
Interest income	2,814	2,215	7,788	4,039
Other expense (Note 6)	(3,520)	(757)	(85,007)	(1,883)
Income before income taxes	$70,889	$65,440	$41,596	$60,824

(1) "All other" revenue relates to royalty income that is not allocated to MP or IDP for the three and nine months ended December 30, 2017. As a result of the adoption of ASU 2014-09, income related to a right-to-use license of intellectual property was recognized at a point-in-time and, therefore, was included as a transition adjustment impacting retained earnings.

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Reconciliation of “All other” category:
Stock-based compensation expense	$(18,624)	$(13,715)	$(58,874)	$(58,299)
Amortization of intangible assets	(132,227)	(135,743)	(398,518)	(406,068)
Acquisition and integration related costs	(3,700)	(2,723)	(5,880)	(8,113)
Restructuring costs	(1,510)	(8,958)	(4,822)	(16,942)
Start-up costs	(6,791)	(5,415)	(18,035)	(19,168)
Asset impairment and accelerated depreciation	(17,994)	—	(17,994)	—
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	748	(7,397)	(2,347)	(11,560)
Loss from operations for “All other”	$(180,098)	$(173,951)	$(506,470)	$(520,150)

11. INCOME TAXES

U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. This new law included significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, full expensing for investments in new and used qualified property, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes (“ASC 740”). During

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the third quarter of fiscal 2019, the Company completed its analysis within the measurement period provided by SAB 118, and the adjustments during this measurement period have been included in net earnings from operations as an adjustment to income tax expense.

As described in Note 12 Income Taxes in our 2018 Annual Report on Form 10-K, the Company was able to reasonably estimate certain effects of the Tax Act provisions that became effective during fiscal 2018 and, therefore, recorded provisional amounts, including a $116.4 million expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”) and a $39.1 million benefit from the remeasurement of U.S. deferred tax assets and liabilities. For the nine months ended December 29, 2018, the Company made a $17.7 million SAB 118 measurement period adjustment consisting of a $2.6 million reduction in the tax expense related to the previously recorded provisional amount for the Transitional Repatriation Tax and a $15.1 million increase in U.S. deferred tax assets.

The Global Intangible Low-Taxed Income (“GILTI”) provisions create a new requirement that certain income earned by foreign subsidiaries be currently included in the gross income of the U.S. shareholder. No adjustments related to the potential GILTI impact on deferred taxes have been recorded as the Company made its accounting policy choice during the third quarter of fiscal 2019 to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”).

The GILTI and executive compensation limitation provisions in the Tax Act became effective for the Company in fiscal 2019. Provisional estimates for the current year impact of these new provisions are included in the calculation of the fiscal 2019 annual effective tax rate applied to year-to-date income (loss) before taxes.

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 29, 2018 and December 30, 2017 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and nine months ended December 29, 2018 and December 30, 2017.

The Company’s income tax expense was $1.4 million and income tax benefit was $30.0 million for the three and nine months ended December 29, 2018, respectively, and the Company's income tax expense was $98.5 million and $88.6 million for the three and nine months ended December 30, 2017, respectively. The Company’s effective tax rate was 1.9% and (72.2)% for the three and nine months ended December 29, 2018, respectively, and 150.6% and 145.7% for the three and nine months ended December 30, 2017, respectively.

The Company's effective tax rate for the three and nine months ended December 29, 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, a discrete tax benefit for changes in provisional estimates related to the Transitional Repatriation Tax, and for the nine months only, discrete tax benefits of $8.3 million resulting from a retroactive incentive allowing previously non-deductible payments to be amortized and the SAB 118 increase in U.S deferred tax assets. The Company's effective tax rate for the three and nine months ended December 30, 2017 differed from the statutory rate primarily due to a net discrete provisional tax expense of $95.9 million resulting from the enactment of the Tax Act, tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, a discrete tax benefit for excess stock compensation deductions in accordance with ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (adopted in the first quarter of fiscal 2018), and for the nine months only, a discrete tax expense associated with intra-entity transfers in accordance with ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory" (adopted in the first quarter of fiscal 2018).

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits decreased from $122.8 million as of the end of fiscal 2018 to $116.4 million as of the end of the third quarter of fiscal 2019, primarily due to lapses of statutes of limitations and the impact of the Tax Act reduction in tax rates.

12. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$69,517	$(33,082)	$71,608	$(27,787)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	124,308	127,034	125,437	127,084
Effect of dilutive securities:
Stock-based awards	2,534	—	2,923	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	126,842	127,034	128,360	127,084
Basic net income (loss) per share	$0.56	$(0.26)	$0.57	$(0.22)
Diluted net income (loss) per share	$0.55	$(0.26)	$0.56	$(0.22)

In the computation of diluted net income per share for the three and nine months ended December 29, 2018, outstanding options to purchase 0.5 million shares and 0.3 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three and nine months ended December 30, 2017, outstanding options to purchase 3.4 million shares and 3.8 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

not necessarily be indicative of the financial position, results of operations, comprehensive (loss) income, and cash flows, had the Parent Company, Guarantor or non-guarantor subsidiaries operated as independent entities.

	Condensed Consolidating Balance Sheet
	December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$43,695	$606,016	$—	$649,711
Accounts receivable, less allowance	—	64,962	355,941	—	420,903
Intercompany accounts and notes receivable	—	368,130	70,924	(439,054)	—
Inventories	—	226,781	259,394	(21,226)	464,949
Prepaid expenses	—	18,245	5,716	—	23,961
Other receivables	—	4,730	17,169	—	21,899
Other current assets	—	30,618	4,556	(1,061)	34,113
Total current assets	—	757,161	1,319,716	(461,341)	1,615,536
Property and equipment, net	—	1,114,250	276,093	7,246	1,397,589
Goodwill	—	1,122,629	1,051,260	—	2,173,889
Intangible assets, net	—	245,049	218,310	—	463,359
Long-term investments	—	4,970	85,726	—	90,696
Long-term intercompany accounts and notes receivable	—	1,135,377	124,264	(1,259,641)	—
Investment in subsidiaries	6,352,350	2,460,118	—	(8,812,468)	—
Other non-current assets	122,683	33,278	30,065	(120,804)	65,222
Total assets	$6,475,033	$6,872,832	$3,105,434	$(10,647,008)	$5,806,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$96,252	$133,014	$—	$229,266
Intercompany accounts and notes payable	—	70,924	368,130	(439,054)	—
Accrued liabilities	16,505	69,780	50,546	742	137,573
Other current liabilities	—	—	48,154	(1,061)	47,093
Total current liabilities	16,505	236,956	599,844	(439,373)	413,932
Long-term debt	714,402	—	—	—	714,402
Deferred tax liabilities	—	39,235	939	(33,196)	6,978
Long-term intercompany accounts and notes payable	1,166,806	92,835	—	(1,259,641)	—
Other long-term liabilities	—	48,607	45,052	—	93,659
Total liabilities	1,897,713	417,633	645,835	(1,732,210)	1,228,971
Total stockholders’ equity	4,577,320	6,455,199	2,459,599	(8,914,798)	4,577,320
Total liabilities and stockholders’ equity	$6,475,033	$6,872,832	$3,105,434	$(10,647,008)	$5,806,291

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$271,671	$762,484	$(201,825)	$832,330
Cost of goods sold	—	225,156	447,084	(178,273)	493,967
Gross profit	—	46,515	315,400	(23,552)	338,363
Operating expenses:
Research and development	8,122	10,218	94,114	(2,469)	109,985
Selling, general and administrative	10,327	53,131	82,581	(20,435)	125,604
Other operating expense	173	21,477	499	(532)	21,617
Total operating expenses	18,622	84,826	177,194	(23,436)	257,206
Income (loss) from operations	(18,622)	(38,311)	138,206	(116)	81,157
Interest expense	(9,235)	(516)	(206)	395	(9,562)
Interest income	—	269	2,941	(396)	2,814
Other (expense) income	(1,852)	(2,566)	898	—	(3,520)
Income (loss) before income taxes	(29,709)	(41,124)	141,839	(117)	70,889
Income tax (expense) benefit	6,147	(23,051)	15,532	—	(1,372)
Income in subsidiaries	93,079	157,371	—	(250,450)	—
Net income	$69,517	$93,196	$157,371	$(250,567)	$69,517

Comprehensive income	$68,455	$92,520	$156,974	$(249,494)	$68,455

	Condensed Consolidating Statement of Income and Comprehensive (Loss) Income
	Three Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$301,077	$751,995	$(207,333)	$845,739
Cost of goods sold	—	212,574	473,330	(177,092)	508,812
Gross profit	—	88,503	278,665	(30,241)	336,927
Operating expenses:
Research and development	7,101	6,842	97,842	(5,374)	106,411
Selling, general and administrative	6,381	57,166	88,016	(25,008)	126,555
Other operating expense	234	15,799	7,466	142	23,641
Total operating expenses	13,716	79,807	193,324	(30,240)	256,607
Income (loss) from operations	(13,716)	8,696	85,341	(1)	80,320
Interest expense	(16,001)	(557)	(393)	613	(16,338)
Interest income	—	614	2,214	(613)	2,215
Other expense	—	(549)	(208)	—	(757)
Income (loss) before income taxes	(29,717)	8,204	86,954	(1)	65,440
Income tax expense	(30,116)	(59,974)	(8,432)	—	(98,522)
Income in subsidiaries	26,751	78,522	—	(105,273)	—
Net (loss) income	$(33,082)	$26,752	$78,522	$(105,274)	$(33,082)

Comprehensive (loss) income	$(32,185)	$28,630	$82,312	$(110,942)	$(32,185)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive (Loss) Income
	Nine Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$740,241	$2,214,289	$(545,087)	$2,409,443
Cost of goods sold	—	622,688	1,333,037	(474,892)	1,480,833
Gross profit	—	117,553	881,252	(70,195)	928,610
Operating expenses:
Research and development	21,433	20,837	300,233	(4,867)	337,636
Selling, general and administrative	36,998	170,011	260,359	(66,327)	401,041
Other operating expense	442	27,225	10,011	(164)	37,514
Total operating expenses	58,873	218,073	570,603	(71,358)	776,191
Income (loss) from operations	(58,873)	(100,520)	310,649	1,163	152,419
Interest expense	(32,677)	(1,575)	(527)	1,175	(33,604)
Interest income	—	3,152	5,811	(1,175)	7,788
Other (expense) income	(84,004)	(1,440)	437	—	(85,007)
Income (loss) before income taxes	(175,554)	(100,383)	316,370	1,163	41,596
Income tax benefit (expense)	43,521	(26,717)	13,208	—	30,012
Income in subsidiaries	203,641	329,578	—	(533,219)	—
Net income	$71,608	$202,478	$329,578	$(532,056)	$71,608

Comprehensive income	$68,290	$201,891	$326,701	$(528,592)	$68,290

	Condensed Consolidating Statement of Income and Comprehensive (Loss) Income
	Nine Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$829,625	$2,108,231	$(629,703)	$2,308,153
Cost of goods sold	—	592,928	1,346,505	(525,606)	1,413,827
Gross profit	—	236,697	761,726	(104,097)	894,326
Operating expenses:
Research and development	20,600	34,728	292,926	(13,946)	334,308
Selling, general and administrative	37,252	190,336	268,072	(90,807)	404,853
Other operating expense	448	39,659	12,764	239	53,110
Total operating expenses	58,300	264,723	573,762	(104,514)	792,271
Income (loss) from operations	(58,300)	(28,026)	187,964	417	102,055
Interest expense	(42,367)	(1,689)	(1,161)	1,830	(43,387)
Interest income	—	1,439	4,430	(1,830)	4,039
Other (expense) income	—	207	(2,090)	—	(1,883)
Income (loss) before income taxes	(100,667)	(28,069)	189,143	417	60,824
Income tax (expense) benefit	5,657	(76,149)	(18,119)	—	(88,611)
Income in subsidiaries	67,223	171,024	—	(238,247)	—
Net (loss) income	$(27,787)	$66,806	$171,024	$(237,830)	$(27,787)

Comprehensive (loss) income	$(26,563)	$68,783	$172,528	$(241,311)	$(26,563)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$691,479	$(688,262)	$619,802	$—	$623,019
Investing activities:
Purchase of property and equipment	—	(155,006)	(30,621)	—	(185,627)
Purchase of debt securities	—	(132,729)	—	—	(132,729)
Proceeds from sales and maturities of debt securities	—	133,132	—	—	133,132
Other investing activities	—	(3,829)	(16,409)	—	(20,238)
Net transactions with related parties	—	260,047	—	(260,047)	—
Net cash (used in) provided by investing activities	—	101,615	(47,030)	(260,047)	(205,462)
Financing activities:
Payment of debt	(977,498)	—	—	—	(977,498)
Proceeds from debt issuances	631,300	—	—	—	631,300
Repurchase of common stock, including transaction costs	(338,675)	—	—	—	(338,675)
Proceeds from the issuance of common stock	25,452	—	—	—	25,452
Tax withholding paid on behalf of employees for restricted stock units	(24,595)	—	—	—	(24,595)
Other financing activities	(7,463)	—	(47)	—	(7,510)
Net transactions with related parties	—	1,028	(261,075)	260,047	—
Net cash (used in) provided by financing activities	(691,479)	1,028	(261,122)	260,047	(691,526)
Effect of exchange rate changes on cash	—	—	(2,369)	—	(2,369)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(585,619)	309,281	—	(276,338)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$43,695	$606,369	$—	$650,064

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 30, 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$53,060	$175,303	$365,199	$—	$593,562
Investing activities:
Purchase of property and equipment	—	(198,517)	(39,141)	—	(237,658)
Other investing activities	—	21,534	(30,247)	—	(8,713)
Net transactions with related parties	—	24,100	(24,100)	—	—
Net cash used in investing activities	—	(152,883)	(93,488)	—	(246,371)
Financing activities:
Proceeds from debt issuances	100,000	—	—	—	100,000
Repurchase of common stock, including transaction costs	(168,935)	—	—	—	(168,935)
Proceeds from the issuance of common stock	42,121	—	—	—	42,121
Tax withholding paid on behalf of employees for restricted stock units	(24,343)	—	—	—	(24,343)
Other financing activities	(1,903)	—	—	—	(1,903)
Net transactions with related parties	—	1,031	(1,031)	—	—
Net cash (used in) provided by financing activities	(53,060)	1,031	(1,031)	—	(53,060)
Effect of exchange rate changes on cash	—	—	1,771	—	1,771
Net increase in cash, cash equivalents and restricted cash	—	23,451	272,451	—	295,902
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$249,637	$592,044	$—	$841,681

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

We employ more than 8,300 people. We have world-class manufacturing facilities, and our fabrication facility in Richardson, Texas, is a U.S. Department of Defense accredited ‘Trusted Source’ (Category 1A) for gallium arsenide ("GaAs"), gallium nitride ("GaN") and bulk acoustic wave ("BAW") technologies. Our design and manufacturing expertise covers many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in Florida, North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and manufacturing facilities throughout Asia, Europe and North America.

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a leading global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, notebook computers, wearables, tablets and cellular-based applications for the Internet of Things ("IoT"). Mobile device manufacturers and mobile network operators are adopting new technologies to address the growing demand for data-intensive, increasingly cloud-based distributed applications and for mobile devices with smaller form factors, improved signal quality, less heat and longer talk and standby times. New wireless communications standards are being deployed, and new frequency bands are being added. Carrier aggregation, Multiple Input Multiple Output ("MIMO") and 5G are being implemented to support wider bandwidths, increase data rates and improve network performance. These trends increase the complexity of smartphones, require more RF content and place a premium on performance, integration, systems-level expertise, and product and technology portfolio breadth, all of which are MP strengths. We offer a comprehensive product portfolio of BAW and surface acoustic wave ("SAW") filters, power amplifiers ("PAs"), low noise amplifiers ("LNAs"), switches, multimode multi-band PAs and transmit modules, RF power management integrated circuits, diversity receive modules, antenna switch modules, antenna tuning and control solutions, modules incorporating PAs and duplexers ("PADs") and modules incorporating switches, PAs and duplexers.

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

As of December 29, 2018, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP income from operations (see Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

THIRD QUARTER FISCAL 2019 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue decreased 1.6% as compared to the third quarter of fiscal 2018, primarily due to lower demand for our cellular RF solutions in support of our largest end customer and our customers based in Asia, partially offset by higher demand for our base station products.

•
Gross margin for the third quarter of fiscal 2019 was 40.7% as compared to 39.8% for the third quarter of fiscal 2018. The increase was primarily due to favorable changes in product mix, partially offset by lower factory utilization in our SAW wafer fabrication facilities.

•	During the third quarter of fiscal 2019, we recognized impairment charges on certain property and equipment of $14.9 million related to our planned closure of a wafer fabrication facility in Florida.

•	Operating income was $81.2 million for the third quarter of fiscal 2019 as compared to operating income of $80.3 million for the third quarter of fiscal 2018.

•
Cash flow from operations was $333.2 million for the third quarter of fiscal 2019 as compared to $270.1 million for the third quarter of fiscal 2018. The increase was primarily due to improved profitability and favorable changes in working capital.

•
Capital expenditures were $72.0 million for the third quarter of fiscal 2019 as compared to $45.4 million for the third quarter of fiscal 2018. The increase was primarily related to projects to increase our premium filter and GaN capacities.

•	During the third quarter of fiscal 2019, we repurchased approximately 2.3 million shares of our common stock for approximately $152.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 29, 2018 and December 30, 2017 (in thousands, except percentages):

	Three Months Ended
	December 29, 2018	% of Revenue	December 30, 2017	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$832,330	100.0%	$845,739	100.0%	$(13,409)	(1.6)%
Cost of goods sold	493,967	59.3	508,812	60.2	(14,845)	(2.9)
Gross profit	338,363	40.7	336,927	39.8	1,436	0.4
Research and development	109,985	13.2	106,411	12.6	3,574	3.4
Selling, general and administrative	125,604	15.1	126,555	14.9	(951)	(0.8)
Other operating expense	21,617	2.6	23,641	2.8	(2,024)	(8.6)
Operating income	$81,157	9.8%	$80,320	9.5%	$837	1.0%

	Nine Months Ended
	December 29, 2018	% of Revenue	December 30, 2017	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,409,443	100.0%	$2,308,153	100.0%	$101,290	4.4%
Cost of goods sold	1,480,833	61.5	1,413,827	61.3	67,006	4.7
Gross profit	928,610	38.5	894,326	38.7	34,284	3.8
Research and development	337,636	14.0	334,308	14.5	3,328	1.0
Selling, general and administrative	401,041	16.6	404,853	17.5	(3,812)	(0.9)
Other operating expense	37,514	1.6	53,110	2.3	(15,596)	(29.4)
Operating income	$152,419	6.3%	$102,055	4.4%	$50,364	49.3%

Revenue decreased for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to lower demand for our cellular RF solutions in support of our largest end customer and our customers based in Asia, partially offset by higher demand for our base station products. Revenue increased for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher demand for our cellular RF solutions in support of our customers based in China as well as higher demand for our base station and Wi-Fi products.

Gross margin for the three months ended December 29, 2018 was 40.7%, as compared to 39.8% for the three months ended December 30, 2017. The increase was primarily due to favorable changes in product mix, partially offset by lower factory utilization in our SAW wafer fabrication facilities.

Gross margin was flat for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, with favorable changes in product mix within our cellular RF solutions being offset by lower factory utilization in our SAW wafer fabrication facilities.

Operating Expenses

Research and development expense increased for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to higher personnel related costs. Research and development expense increased for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher personnel related costs, partially offset by the timing of product development spend.

Selling, general and administrative expense decreased for the three and nine months ended December 29, 2018, as compared to the three and nine months ended December 30, 2017, with lower intangible amortization being offset by higher personnel related costs.

Other operating expense decreased for the three and nine months ended December 29, 2018, as compared to the three and nine months ended December 30, 2017. We recognized an asset impairment charge in December 2018 related to restructuring actions initiated in December 2018 to reduce operating expenses and improve our manufacturing cost structure. In the three and nine months ended December 30, 2017, we recognized restructuring charges (primarily related to employee termination benefits and impairment charges on held for sale assets) associated with the cost reduction actions initiated in the second quarter of fiscal 2018.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	December 29, 2018	December 30, 2017	Decrease	Percentage Change
Revenue	$602,312	$642,089	$(39,777)	(6.2)%
Operating income	180,394	190,990	(10,596)	(5.5)
Operating income as a % of revenue	30.0%	29.7%

	Nine Months Ended
(In thousands, except percentages)	December 29, 2018	December 30, 2017	Increase	Percentage Change
Revenue	$1,754,930	$1,728,709	$26,221	1.5%
Operating income	466,513	451,689	14,824	3.3
Operating income as a % of revenue	26.6%	26.1%

MP revenue decreased for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to lower demand for our cellular RF solutions in support of our largest end customer and our customers based in Asia. MP revenue increased for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher demand for our cellular RF solutions in support of customers based in China.

MP operating income decreased $10.6 million, or 5.5%, for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to lower revenue, partially offset by higher gross margin. Gross margin was positively impacted by favorable changes in product mix within our cellular RF solutions, partially offset by average selling price erosion.

MP operating income increased $14.8 million, or 3.3%, for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher revenue and lower operating expenses. Operating expenses decreased primarily due to timing of product development spend.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	December 29, 2018	December 30, 2017	Increase	Percentage Change
Revenue	$230,018	$202,680	$27,338	13.5%
Operating income	80,861	63,281	17,580	27.8
Operating income as a % of revenue	35.2%	31.2%

	Nine Months Ended
(In thousands, except percentages)	December 29, 2018	December 30, 2017	Increase	Percentage Change
Revenue	$654,513	$576,534	$77,979	13.5%
Operating income	192,376	170,516	21,860	12.8
Operating income as a % of revenue	29.4%	29.6%

IDP revenue increased for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to higher demand for our base station products. IDP revenue increased for the nine months ended

December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher demand for our base station and Wi-Fi products.

IDP operating income increased $17.6 million, or 27.8%, for the three months ended December 29, 2018, as compared to the three months ended December 30, 2017, primarily due to higher revenue.

IDP operating income increased $21.9 million, or 12.8%, for the nine months ended December 29, 2018, as compared to the nine months ended December 30, 2017, primarily due to higher revenue, partially offset by higher operating expenses and lower gross margin. Operating expenses increased primarily due to higher personnel related costs. Gross margin was negatively impacted by lower factory utilization.

See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and nine months ended December 29, 2018 and December 30, 2017.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Interest expense	$(9,562)	$(16,338)	$(33,604)	$(43,387)
Interest income	2,814	2,215	7,788	4,039
Other expense	(3,520)	(757)	(85,007)	(1,883)
Income tax (expense) benefit	(1,372)	(98,522)	30,012	(88,611)

Interest Expense
During the three months ended December 29, 2018, we recorded interest expense of $10.8 million related to the 2025 Notes and the 2026 Notes (which was partially offset by $1.9 million of capitalized interest). During the nine months ended December 29, 2018, we recorded interest expense of $38.8 million related to the 2023 Notes, 2025 Notes and the 2026 Notes (which was partially offset by $7.2 million of capitalized interest). During the three and nine months ended December 30, 2017, we recorded interest expense of $17.7 million and $52.3 million, respectively, related to the 2023 Notes and 2025 Notes (which was partially offset by $2.0 million and $10.8 million of capitalized interest, respectively).

During the first half of fiscal 2019, we completed the purchase (via tender offer) of $429.2 million and $436.4 million aggregate principal amounts of our 2023 Notes and 2025 Notes, respectively, and we redeemed the remaining $15.3 million aggregate principal amount of our 2023 Notes. In addition, during the second quarter of fiscal 2019, we completed the issuance of $630.0 million aggregate principal amount of our 2026 Notes. During the third quarter of fiscal 2019, we repurchased $21.1 million of our 2025 Notes. Collectively, compared to our long-term debt portfolio at March 31, 2018, these transactions extended the weighted-average maturity of our outstanding senior notes by an additional seventeen months and are expected to decrease our annual interest expense by approximately $27.4 million.

Other Expense
During the three and nine months ended December 29, 2018, we recorded a loss on debt extinguishment of $1.8 million and $84.0 million, respectively (see Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our debt extinguishment activity).

Income Taxes
On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, which became effective as of January 1, 2018, and implemented a territorial tax system. As a result of the Tax Act, we recorded, as of March 31, 2018, a provisional tax expense of $77.3 million, which was comprised of a $116.4 million tax expense related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”), offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. During the third quarter of fiscal 2019, in accordance with current SEC guidance, we finalized our accounting for the impact of the Tax Act within the SAB 118 measurement period of one year from the date of enactment of the Tax Act.

As of December 29, 2018, we completed accounting for the tax effects of the Tax Act described above, and in the first three quarters of fiscal 2019, we recorded discrete income tax benefits of $17.7 million related to our fiscal 2018 estimated provisional tax expense, consisting of $2.6 million to reduce the tax expense related to the previously recorded provisional amount for the Transitional Repatriation Tax and a $15.1 million increase in U.S. deferred tax assets. In addition, the new GILTI and limitations on compensation provisions enacted by the Tax Act became effective for the Company in fiscal 2019 and have been accounted for in the calculation of current year taxes. The GILTI provisions result in income earned by certain foreign subsidiaries being included in the gross income of its direct and indirect U.S. shareholders.

Our provision for income taxes for the three and nine months ended December 29, 2018 and December 30, 2017 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) to year-to-date income (loss) to determine the amounts for the three and nine months ended December 29, 2018 and December 30, 2017.

For the three and nine months ended December 29, 2018, we recorded an income tax expense of $1.4 million and income tax benefit of $30.0 million, respectively, which was comprised primarily of tax benefits related to domestic and international operations generating pre-tax book losses, adjustments in the provisional Tax Act estimates and a Singapore tax incentive granted during the second quarter, offset by a tax expense related to international operations generating pre-tax book income.

For the three and nine months ended December 30, 2017, we had income tax expense of $98.5 million and $88.6 million, respectively, which was comprised primarily of tax expenses related to the Transitional Repatriation Tax, international operations generating pre-tax book income and the adoption of new accounting guidance related to intra-entity transfers of assets, offset by tax benefits from a provisional remeasurement of U.S. deferred tax assets and liabilities for the decrease in the U.S. federal corporate income tax rate from 35% to 21% upon enactment of the Tax Act, domestic operations generating pre-tax book losses and, for the nine months only, tax benefit from the adoption of new accounting guidance related to stock compensation.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 29, 2018, we had working capital of approximately $1,201.6 million, including $649.7 million in cash and cash equivalents, compared to working capital of approximately $1,402.5 million at March 31, 2018, including $926.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the retirement of the 2023 Notes and a majority of the 2025 Notes. These amounts were offset by the issuance of the 2026 Notes as well as an increase in accounts receivable as of December 29, 2018 as compared to March 31, 2018.

Our $649.7 million of total cash and cash equivalents as of December 29, 2018 includes approximately $603.7 million held by our foreign subsidiaries, of which $476.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate these earnings.  Under our current plans, we may repatriate the foreign earnings of Qorvo International Pte. Ltd. and expect to permanently reinvest the undistributed earnings of our other foreign subsidiaries.

Stock Repurchases
During the nine months ended December 29, 2018, we repurchased approximately 4.6 million shares of our common stock for approximately $338.7 million under the current and prior share repurchase programs. As of December 29, 2018, $697.2 million remains available for repurchases under our current share repurchase program.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 29, 2018 generated cash of $623.0 million, compared to $593.6 million for the nine months ended December 30, 2017. This year-over-year increase was attributable to improved profitability, primarily as a result of higher revenue.

Cash Flows from Investing Activities
Net cash used in investing activities was $205.5 million for the nine months ended December 29, 2018, compared to $246.4 million for the nine months ended December 30, 2017. This year-over-year decrease was primarily due to lower capital expenditures in fiscal 2019.

Cash Flows from Financing Activities
Net cash used in financing activities was $691.5 million for the nine months ended December 29, 2018, compared to $53.1 million for the nine months ended December 30, 2017. This year-over-year increase was primarily due to the retirement of the 2023 Notes and a majority of the 2025 Notes and higher share repurchase activity in the nine months ended December 29, 2018. The increase was partially offset by the proceeds from the issuance of the 2026 Notes in the nine months ended December 29, 2018.

COMMITMENTS AND CONTINGENCIES

Notes Offering 2015 On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of our U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 containing customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events. With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three months ended December 29, 2018 was $4.0 million. Interest paid on the 2023 Notes and the 2025 Notes during the nine months ended December 29, 2018 was $45.5 million. Interest paid on the 2023 Notes and the 2025 Notes during the three and nine months ended December 30, 2017 was $34.5 million and $68.9 million, respectively.

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

In November 2018 and December 2018, we repurchased $1.1 million and $20.0 million, respectively, of the 2025 Notes, at prices equal to 107.25% and 107.63%, respectively, of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest. As of December 29, 2018, 2025 Notes with an aggregate principal amount of $91.0 million remained outstanding.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

Notes Offering 2018 On July 16, 2018, we completed an offering of $500.0 million aggregate principal amount of our 2026 Notes (the "Initial 2026 Notes"). On August 28, 2018, we completed an offering of an additional $130.0 million aggregate principal amount of such notes (the "Additional 2026 Notes"). The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. We used a portion of the net proceeds of the offering of the 2026 Notes to fund the tender offers for the 2025 Notes and to pay related fees and expenses of the offering and will use the remaining net proceeds for general corporate purposes. The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum.

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

Credit Agreement On December 5, 2017, we and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015. On June 5, 2018, we and the Guarantors entered into the First Amendment (the "First Amendment") to the Credit Agreement, and on December 17, 2018, we and the Guarantors entered into the Second Amendment (the "Second Amendment") to the Credit Agreement.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded, and this amount was subsequently repaid in March 2018. The remainder of the Term Loan is available, at our discretion, in up to two draws. The First Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019, and the Second Amendment, among other things, further extended such period to June 30, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased up to $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). We had no outstanding amounts under the Credit Facility as of December 29, 2018.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 29, 2018, we were in compliance with all the financial covenants under the Credit Agreement.

Capital Commitments At December 29, 2018, we had capital commitments of approximately $89.0 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2019. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 30, 2018 to October 27, 2018	197	$74.07	197	$834.7 million
October 28, 2018 to November 24, 2018	706	$66.97	706	$787.4 million
November 25, 2018 to December 29, 2018	1,401	$64.32	1,401	$697.2 million
Total	2,304	$65.97	2,304	$697.2 million

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

ITEM 6. EXHIBITS.

10.1	Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018

10.2
Second Amendment to Credit Agreement, dated as of December 17, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 18, 2018)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 29, 2018 and March 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 29, 2018 and December 30, 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 29, 2018 and December 30, 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2018 and December 30, 2017; and (v) the Notes to Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 7, 2019	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer