Form 10-K
period 2019-03-30
Qorvo, Inc.
filed 2019-05-17
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2019
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
(Zip Code)

(336) 664-1233
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.0001 par value	Trading Symbol(s) QRVO	Name of each exchange on which registered The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9,581,532,553 as of September 29, 2018. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 119,149,525 shares of the registrant's common stock outstanding as of May 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2019 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 30, 2019.

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

PART I

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of innovative radio frequency ("RF") solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment ("CPE"), cellular base stations, and multiple Internet of Things ("IoT") applications including the smart home and connected car. Within these markets, our products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help people around the world connect with each other, access broadband data and critical networks, transact mobile commerce and interact through social media.

Our design and manufacturing expertise span many semiconductor process technologies, which we source both internally and through external suppliers. Our primary wafer fabrication facilities are in North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also operate design, sales and other manufacturing facilities throughout Asia, Europe and North America.

Qorvo was incorporated in Delaware in 2013. Our principal executive office is located at 7628 Thorndike Road, Greensboro, North Carolina 27409 and our telephone number is (336) 664-1233.

Operating Segments

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") in two operating segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

IDP is a global supplier of RF and system-on-a-chip ("SoC") solutions for cellular base stations and other wireless communications infrastructure, defense, smart home, automotive and other IoT applications.

For financial information about the results of our reportable operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Markets and Products

Our business is diversified primarily across the following end markets: mobile devices; cellular base stations; defense and aerospace; Wi-Fi customer premises equipment; smart home; and automotive connectivity. These markets compose the primary building blocks of the IoT.

Mobile Devices
Our largest market, mobile devices, includes smartphones, wearables, laptops, tablets and other devices, operating primarily in 4G Long-Term Evolution ("LTE") networks. The mobile device market is characterized by the increasing demand for data, which is fueling the adoption of new wireless standards, frequency bands and architectures. This is increasing device complexity and placing a premium on RF solutions that reduce board space, improve signal quality, extend battery life and enhance the end-user experience.

The global deployment of 5G is a significant trend in our industry. 5G involves advanced RF modulation across a wide range of frequency bands, including sub-6 GHz frequencies and millimeter wave frequencies. This introduces new challenges related to wider bandwidth, signal integrity and overall system complexity. As frequency bands are added, new carrier aggregation band combinations are utilized, and Multiple-Input/Multiple-Output ("MIMO") architectures are implemented, smartphone makers are requiring transmit and receive functionality in more compact form factors. To address these requirements, Qorvo leverages its product and technology leadership, systems-level expertise and advanced integration capabilities to deliver high-performance discrete and highly integrated RF solutions.

Our mobile devices portfolio includes filters, duplexers, switches, multimode/multi-band power amplifiers ("PAs") and transmit modules, RF power management integrated circuits, antenna switch modules, antenna tuners, antennaplexers, highly integrated modules incorporating PAs and duplexers ("PADs") and highly integrated modules incorporating switches, PAs and duplexers ("S-PADs").

Our modules utilize sophisticated packaging capabilities to integrate high-performance components, including bulk acoustic wave ("BAW") filters, temperature-compensated surface acoustic wave ("TC-SAW") filters, silicon on insulator ("SOI") switches and low noise amplifiers ("LNAs"), and advanced gallium arsenide ("GaAs") PAs.

Our RF Fusion™ and RF Flex™ product families combine transmit and receive RF functionality in highly integrated multi-band, multi-mode modules.

Complementing RF Fusion and RF Flex, we offer envelope tracking power management solutions and antenna control solutions. These products improve RF performance while reducing the board space necessary to maximize data throughput.

Cellular Base Stations
IDP supports top-tier global cellular base station OEMs with a broad portfolio of RF solutions across frequency bands. User demand for high-speed data and global coverage is driving improved efficiency and expansion of the base station network, including the migration to 5G networks. Cellular operators have invested to acquire access to frequency spectrum and have conducted field trials to prove the viability of fixed and mobile 5G use cases. Initial 5G commercial networks are being deployed in high data-traffic metropolitan areas across the U.S., China and Korea, with other countries following suit. 5G networks require more power-efficient designs and solutions that enable increased capacity and coverage. To meet these demands, equipment manufacturers are moving to new RF frequency bands (2.5 GHz to 6 GHz, referred to as sub-6 GHz, and millimeter wave) that have wider channel bandwidths and are architecting radios that utilize massive MIMO active antenna array technology, increasing the number of RF transmit/receive channels by factors of 16 times, to as high as 256 times.

Our integrated solutions for massive MIMO systems include switch-LNA modules, variable gain amplifiers and integrated PA Doherty modules. Our GaAs and SOI solutions offer differentiated low noise performance, while our gallium nitride ("GaN") PAs target higher frequency bands and combine high linearity and efficiency with low power consumption.

Defense and Aerospace
We are a leading supplier of RF products and compound semiconductor foundry services to global defense and aerospace markets. We directly engage with the U.S. government, primarily through contracts with the Defense Advanced Research Project Agency, the Air Force Research Laboratory and the Office of Naval Research, to develop next-generation technologies for future high-power phased array radar, electronic warfare and communications systems. Our GaN manufacturing capabilities have achieved the U.S. Department of Defense's Manufacturing Readiness Level 10, the highest level in the industry. Our products for defense radar applications bring new capabilities to detect and neutralize threats against infantry, aircrew and shipboard forces around the globe. Our PAs provide the power at the heart of phased array radar. Our premium filtering solutions enable interference-free connections and maximize the utilization of frequency spectrum to meet the capacity and coverage requirements of existing and emerging RF communication systems. Our Spatium® line of solid-state, high-power products provide highly reliable, efficient broadband solutions to address the risk of complex electronic warfare threats across a broad frequency spectrum.

Wi-Fi Customer Premises Equipment
In Wi-Fi applications, consumer and enterprise customers are demanding faster data rates to support more and new applications in the connected home and office. Wi-Fi CPE includes routers, gateways, set-top boxes and enterprise infrastructure. Wi-Fi is in the process of migrating from the Wi-Fi 5 (802.11ac) communication standard to Wi-Fi 6 (802.11ax). Similar to cellular base stations, Wi-Fi is also moving to MIMO to maximize range and capacity. Wi-Fi customers want better home and office coverage and the faster and more reliable connections required for video streaming, augmented/virtual reality and high-density user environments, all in the smallest form factors. We address these performance requirements by offering PAs, switches, LNAs and integrated BAW filters.

Smart Home
The smart home contains sensor devices that detect light, motion, temperature, whether doors are open, closed, locked or unlocked, and actuators that implement a command such as lowering the temperature or opening a garage door. These devices can be controlled via the internet through your computer, smartphone or through a direct peer-to-peer connection such as a voice-enabled remote control. These solutions utilize industry open standard technologies, including Bluetooth® Low Energy, Zigbee, and Thread to link to a central gateway, enabled by Wi-Fi products that connect to the internet. Smart home customers typically require standards agnostic products with long battery life that offer superior coexistence of multiple radios in a small unobtrusive form factor. Our multi-standard product portfolio, consisting of silicon complementary metal oxide semiconductor ("CMOS") SoC hardware, firmware and application software, enable equipment manufacturers to quickly develop smart home products. To augment the SoC, we offer various configurations of filtering and amplification to extend system range. We offer solutions for various applications, including remote controls, home gateways, smart home products, wireless lighting and electronic shelf labels. Our smart home product development efforts are focused on power versus range, allowing whole home coverage on a single coin-cell battery. We are also engaged with overall ecosystem providers to develop products that enable new use cases and markets in the smart home, such as artificial intelligence-based systems that enable the elderly to continue to live safely in their homes.

Automotive Connectivity
The next-generation of cellular networks is enabling new use cases in automotive wireless connectivity, including streaming 4K video in-car infotainment, vehicle-to-vehicle communications, and autonomous driving. These new use cases require complex RF solutions incorporating multiple radios (GPS, satellite radio, LTE, Wi-Fi and millimeter wave). We provide a variety of automotive RF connectivity products, including BAW filters, LNAs, switches, PAs and LTE front end solutions, which meet automotive AEC-Q100 quality and reliability standards. We engage automotive OEMs, tier-1 suppliers and chipset vendors on reference designs to address future requirements.

Other Markets
We also participate in several smaller markets, including broadband cable, point-to-point radio and Very Small Aperture Terminal applications. Our products for these markets range from PAs to oscillators. In addition, we serve the traditional optical long-haul telecom networks that are the backbone of the nation's fiber optic network. Our products include optical modulator drivers and trans-impedance amplifiers, which support data rates from 10 gigabits per second to 600 gigabits per second.

Research and Development

We invest in research and development ("R&D") to develop the advanced technologies and products necessary to serve our markets. Our R&D activities focus primarily on large, competitive design win opportunities for major programs at key customers, which typically requires us to improve the year-over-year functional density, performance, size and cost of our products. We also devote significant R&D resources for targeted development of new products for general release to various markets. Our R&D efforts require us to focus on both continuous improvement in our processes for design and manufacture as well as innovation in fundamental areas like materials, software and firmware, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test.

We have developed several generations of GaAs, GaN, BAW and surface acoustic wave ("SAW") process technologies that we manufacture internally. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also help develop and qualify technologies in cooperation with key suppliers, including SOI for switches and tuners, silicon germanium (SiGe) for amplifiers, and CMOS for power management devices and SoC solutions. We combine these technologies with our proprietary design methods, intellectual property and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We develop and qualify advanced packaging technologies to allow us to eliminate wire bonds, reduce component size, improve performance and reduce package costs. We are also investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. For our GaAs and GaN manufacturing operations, we use several raw materials, including GaAs and GaN on silicon carbide wafers. For our acoustic filter manufacturing operations, we use several raw materials, including wafers made from silicon, lithium niobate or lithium tantalate.

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

Manufacturing

We are a manufacturer of BAW, GaN, GaAs, SAW, TC-SAW and silicon products. The majority of our products are multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured in-house or outsourced.

We operate wafer fabrication facilities for the production of BAW, GaN, GaAs, SAW and TC-SAW wafers in Apopka, Florida; Greensboro, North Carolina; Hillsboro, Oregon; and Richardson, Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and CMOS. We outsource all silicon manufacturing to leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging ("WLP") technologies. Additionally, we use external suppliers for these and other packaging technologies.

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

Integrated circuits and filter products are highly complex and sensitive to contaminants, and semiconductor fabrication requires highly controlled, clean environments. Wafers can be rejected or die on a wafer can be found to be nonfunctional as a result of minute impurities, variances in the fabrication process or defects in the masks used to transfer circuits onto the wafers.

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

Customers

We design, develop, manufacture and market products for leading U.S. and international OEMs and ODMs. We also collaborate with leading baseband reference design partners.

We provide our products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 32%, 36%, and 34% of total revenue in fiscal years 2019, 2018 and 2017, respectively. Huawei Technologies Co., Ltd. ("Huawei") accounted for 13%, 8% and 11% of our total revenue in fiscal years 2019, 2018 and 2017, respectively. These customers purchase RF and Wi-Fi solutions for cellular base stations and a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

Some of our sales to overseas customers are subject to export licenses or other restrictions imposed by the U.S. Department of Commerce (see Risk Factors in Part I, Item 1A set forth in this report).

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of U.S. and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing training to our internal and external sales representatives and distributors to keep them educated about our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

Our website contains extensive product information, and includes an online store where customers can learn about our newest products, download product catalogs, order product samples and request evaluation boards. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in the resolution of technical problems. We maintain close relationships with our customers and platform providers and provide them strong technical support to help anticipate future product needs and enhance their customer experience.

Backlog and Seasonality

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

Competition

We operate in a competitive industry characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles are often short, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer’s particular requirements within their cost limitations. The selection process for our products to be included in our customers’ products is highly competitive, and our customers provide no guarantees that our products will be included in the next-generation of products introduced.

MP competes primarily with the following companies: Broadcom Limited; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc. IDP competes primarily with the following companies: Analog Devices, Inc.; Cree, Inc.; M/A-COM Technology Solutions, Inc.; Skyworks Solutions, Inc.; and Sumitomo Electric Device Innovations.

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

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as U.S. laws. We have approximately 1,400 patents that expire from 2019 to 2039. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Employees

On March 30, 2019, we had more than 8,100 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. Some of our employees in Germany and the Netherlands are represented by internal works councils and some of our employees in China are represented by a labor union.  As of March 30, 2019, approximately 10% of our global workforce was represented by a works council or labor union.  We have never experienced any work stoppage, and we believe that our current employee relations are good.

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We pretreat and dispose of our wastewater for most of our manufacturing facilities, and we contract for the disposal of our hazardous waste. State agencies require us to report storage and emissions of environmentally hazardous materials, and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

We are an ISO 14001:2015 certified manufacturer with a comprehensive Environmental Management System ("EMS") in place to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

We actively monitor the hazardous materials that are used in the manufacture, assembly and test of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This helps to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold.

Historically, the costs to comply with applicable environmental regulations have not been material and we currently do not expect the costs of complying with existing environmental regulations to have a material adverse effect on our liquidity, capital resources or financial condition in fiscal 2020.

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

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•	business, political and macroeconomic changes, including trade disputes and downturns in the semiconductor industry and the overall global economy;

•	changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	fluctuations in demand for our customers’ products;

•	our ability to forecast our customers' demand for our products accurately;

•	the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to realize the expected benefits of any acquisitions or strategic investments, including our recent acquisition of Active-Semi International, Inc. (“Active-Semi”); and

•	our ability to utilize our capacity efficiently or to acquire additional capacity in response to customer demand.

It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. In addition, any prolonged adverse effect on revenue could alter our anticipated working capital needs and interfere with our short-term and long-term strategies. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

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

A substantial portion of our MP revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 45%, 44% and 45% of our revenue for fiscal years 2019, 2018 and 2017, respectively.

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

We operate wafer fabrication facilities in Florida, North Carolina, Oregon and Texas. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, Costa Rica, Germany and the U.S., to assemble and test our products. We currently have our own test and tape and reel facilities located in China, Costa Rica and the U.S., and we also utilize contract suppliers and partners in Asia to test our products.

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

Our worldwide operations and business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues, military actions, acts of terrorism, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations.

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

Our customers test our products once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including:

•	design errors;

•	defects in photomasks (which are used to print circuits on a wafer);

•	minute impurities and variations in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the manufacturing processes;

•	losses from broken wafers or other human error; and

•	defects in substrates and packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.

Costs of product defects and deviations from required specifications could include the following:

•	writing off inventory;

•	scrapping products that cannot be fixed;

•	accepting returns of products that have been shipped;

•	providing product replacements at no charge;

•	reimbursement of direct and indirect costs incurred by our customers in recalling or reworking their products due to defects in our products;

•	travel and personnel costs to investigate potential product quality issues and to identify or confirm the failure mechanism or root cause of product defects; and

•	defending against litigation.

These costs could be significant and could reduce our gross margins. Our reputation with customers also could be damaged as a result of product defects and quality issues, and product demand could be reduced, which could harm our business and financial results.

We are subject to inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.

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

We operate globally with sales offices and R&D activities as well as manufacturing, assembly and test facilities in multiple countries, and some of our business activities are concentrated in Asia. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S., including:

•	global and local economic, social and political conditions and uncertainty;

•	currency controls and fluctuations;

•	formal or informal imposition of export, import or doing-business regulations, including trade sanctions, tariffs and other related restrictions;

•	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers or suppliers;

•	disruptions in capital and securities and commodities trading markets;

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

Sales to customers located outside the U.S. accounted for approximately 84% of our revenue in fiscal 2019, of which approximately 57% and 18% were attributable to sales to customers located in China and Taiwan, respectively. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers, could increase our manufacturing costs and reduce our product sales in China and other markets.

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

We have a significant portion of our assembly and testing capacity in China. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our products in China, or reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, between July 2018 and May 2019, the Office of the United States Trade Representative imposed 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government has also threatened to impose tariffs on an additional $325 billion of Chinese imports, and China has threatened additional retaliatory actions. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year 2019, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. For example, imposition of tariffs on our customers’ products that are imported from China to the U.S. could harm sales of such products, which would harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Furthermore, we have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. The U.S. government has in the past issued export restrictions that effectively banned American companies from selling products to ZTE, one of our customers, and in May 2019 imposed a similar ban on sales of all products to Huawei, which accounted for 13% of our total revenue during fiscal 2019. As of the date of this report, we are unable to predict the scope and duration of the export restrictions imposed on Huawei and the corresponding future effects on our business. Even if such restrictions are lifted, any financial or other penalties or continuing export restrictions imposed on Huawei could have a continuing negative impact on our future revenue and results of operations. In addition, Huawei or other foreign customers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions.

Moreover, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. For example, in 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.

The loss or temporary loss of Huawei or other foreign customers or the imposition of restrictions on our ability to sell products to such customers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

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

It is difficult to predict future demand for our products, which makes it difficult to estimate future requirements for production capacity and avoid periods of overcapacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products also can lead to overcapacity and contribute to cyclicality in the semiconductor market.

Capacity expansion projects have long lead times and require capital commitments based on forecasted product trends and demand well in advance of production orders from customers. In recent years, we have made significant capital investments to expand our premium filter capacity to address forecasted future demand patterns. In certain cases, these capacity additions exceeded the near-term demand requirements, leading to overcapacity situations and underutilization of our manufacturing facilities.

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods of underutilization. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, in the third quarter of fiscal 2019 we commenced a phased closure of a SAW filter manufacturing facility in Florida and a transfer of production to our North Carolina facility, which we expect will be completed by the end of fiscal 2020. Also, in the fourth quarter of fiscal 2019, we announced the temporary idling of a BAW manufacturing facility in Texas. These actions resulted in impairment charges, accelerated depreciation and other restructuring-related costs and expenses.

We may not be able to borrow funds under our credit facility or secure future financing.

On December 5, 2017, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (as amended, the "Credit Agreement"). The Credit Agreement includes a $300.0 million revolving credit facility, which is available for working capital, capital expenditures and other corporate purposes. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility.

We may not be able to generate sufficient cash to service all of our debt, including our Notes, or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

The Credit Agreement also includes a $400.0 million senior delayed draw term loan (the "Term Loan"), of which $100.0 million was funded at closing and then subsequently repaid during March 2018. At our discretion, we may draw down the remaining balance in up to two advances prior to June 30, 2019. Additionally, we may request that the Term Loan or the revolving credit facility be increased by an amount not to exceed $300.0 million.

In November 2015, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 (the "2023 Notes") and $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 (the "2025 Notes") pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"). During fiscal 2019, we completed the repurchase of all of the 2023 Notes and all but $23.4 million of the 2025 Notes. Additionally, in fiscal 2019, we issued $900.0 million aggregate principal amount of 5.50% Senior Notes due 2026 (the "2026 Notes" and together with the 2025 Notes, the “Notes”) pursuant to an indenture dated as of July 16, 2018 (as supplemented, the “2018 Indenture” and together with the 2015 Indenture, the “Indentures”).

Our ability to make scheduled payments on or to refinance our debt obligations, including the Term Loan and the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt, including the Term Loan and the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the Credit Agreement and the Indentures limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement governing our revolving credit facility and the Term Loan and the Indentures governing the Notes contain a number of significant restrictions and covenants that limit our ability to:

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

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Agreement requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our revolving credit facility. If we violate covenants under the Credit Agreement and are unable to obtain a waiver from our lenders, our debt under our revolving credit facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

The price of our common stock has recently been and may in the future be volatile.

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

We cannot assure that the price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that are unrelated to our performance.

Damage to our reputation or brand could negatively impact our business, financial condition and results of operations.

Our reputation is a critical factor in our relationships with customers, employees, governments, suppliers and other stakeholders. If we fail to address issues that give rise to reputational risk, including those described throughout this “Risk Factors” section, we could significantly harm our reputation and our brand. Our reputation may also be damaged by how we respond to corporate crises. Corporate crises can arise from catastrophic events as well as from incidents involving product quality, security, or safety issues; allegations of unethical behavior or misconduct or legal noncompliance; internal control failures; corporate governance issues; data or privacy breaches; workplace safety incidents; environmental incidents; the use of our products for illegal or objectionable applications; media statements; the conduct of our suppliers or representatives; and other issues or incidents that, whether actual or perceived, result in adverse publicity. If we fail to respond quickly and effectively to address such crises, the ensuing negative public reaction could significantly harm our reputation and our brands and could lead to litigation or subject us to regulatory actions or restrictions. Damage to our reputation could harm customer relations, reduce demand for our products, reduce investor confidence in us, adversely affect our stock price, and may also limit our ability to be seen as an employer of choice when competing for highly skilled employees. Moreover, repairing our reputation and brands may be difficult, time-consuming and expensive.

We may have fluctuations in the amount and frequency of our stock repurchases.

We are not obligated to make repurchases under our stock repurchase program, and the amount and timing of our stock repurchases may fluctuate based on a number of factors, including our priorities for the use of our cash for other purposes, such as capital spending and acquisitions, restrictions under securities laws and the agreements and instruments governing our debt and because of changes in our cash flows, tax laws and the market price of our common stock.

Our acquisitions and other strategic investments, including our recent acquisition of Active-Semi, could fail to achieve our financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.

As part of our business strategy and as demonstrated in our recent acquisition of Active-Semi, we expect to continue to review potential acquisitions and strategic investments that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•
failure to complete a transaction in a timely manner, if at all, due to our inability to obtain required government or other approvals, IP disputes or other litigation, difficulty in obtaining financing on terms acceptable to us, or other unforeseen factors;

•	controls, processes, and procedures of an acquired business may not adequately ensure compliance with laws and regulations, and we may fail to identify compliance issues or liabilities;

•	unanticipated costs, capital expenditures or working capital requirements;

•	acquisition-related charges and amortization of acquired technology and other intangibles;

•	the potential loss of key employees from a company we acquire or in which we invest;

•	diversion of management’s attention from our business;

•	disruption of our ongoing operations;

•	dissynergies or other harm to existing business relationships with suppliers and customers;

•	losses or impairment of investments from unsuccessful research and development by companies in which we invest;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.

Moreover, our resources are limited and our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our financial or strategic objectives. Any of these risks could have a material adverse effect on our business, results of operations, financial condition, or cash flows, particularly in the case of a large acquisition.

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

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Travel bans, difficulties obtaining visas and other restrictions on international travel could make it more difficult to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

The laws of some countries in which our products are developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as U.S. laws. This increases the possibility of misappropriation or infringement of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Additionally, our competitors may be able to independently develop non-infringing technologies that are substantially equivalent or superior to ours.

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

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer networks and implement various procedures to restrict unauthorized access to dissemination of our proprietary information.

We face internal and external data security threats. Current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our and our customers' proprietary information may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

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

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation ("GDPR"), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

Product liability insurance is subject to significant deductibles, and such insurance may be unavailable or inadequate to protect against all claims. If one of our customers recalls a product containing one of our devices, we may incur significant costs and expenses, including replacement costs, direct and indirect product recall-related costs, diversion of technical and other resources and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest end customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from sale of the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

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

Existing and future environmental laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest end customers require us to comply with corporate social responsibility policies, which often include employment, health, safety, environmental and other requirements that exceed applicable legal requirements. Compliance with these policies increases our operating expenses, and non-compliance can adversely affect customer relationships and harm our business.

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

Regulations in the U.S. currently require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. We may face challenges with government regulators and our customers and suppliers if we are unable to sufficiently make any required determination that the metals used in our products are conflict free.

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

Changes in our effective tax rate may adversely impact our results of operations.

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

•	changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws, domestic and foreign, or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided country withholding taxes incurred upon repatriation.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Changes in the favorable tax status of our subsidiaries in Singapore and Costa Rica would have an adverse impact on our operating results.

Our subsidiaries in Singapore and Costa Rica have been granted tax holidays that effectively minimize our tax expense and that are expected to be effective through December 2021 and March 2024, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. In February 2017, Singapore enacted legislation that will exclude from our existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021. Future changes in the status of either tax holiday could have a negative effect on our net income in future years.

The enactment of international or domestic tax legislation, or changes in regulatory guidance, may adversely impact our results of operations.

Corporate tax reform, base-erosion efforts, and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which included a number of changes to U.S. tax laws that impacted us, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transitional Repatriation Tax”) and the Global Intangible Low-Taxed Income (“GILTI”) provisions. In addition, other countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentations rules, and nexus-based tax incentive practices. Legislative changes, interpretations and guidance, and changes in prior tax rulings and decisions by tax authorities regarding treatments and positions of corporate income taxes resulting from these initiatives, could increase our effective tax rate and result in taxes we previously paid being subject to change, which may adversely impact our financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters (leased) and our MP headquarters (owned) are in Greensboro, North Carolina and our IDP headquarters (owned) is in Richardson, Texas. In the U.S., we have the following production facilities: (1) a wafer fabrication facility (owned) in Apopka, Florida, (2) a wafer production facility (owned) in Greensboro, North Carolina, (3) a wafer fabrication facility (leased) in Bend, Oregon, (4) a wafer fabrication facility (owned) in Hillsboro, Oregon, (5) a wafer fabrication facility (owned) in Farmers Branch, Texas, and (6) a facility (owned) in Richardson, Texas for wafer fabrication, assembly and test.

Outside of the U.S., we have the following production facilities: (1) a module assembly and test facility (the building is owned and we hold a land-use right for the land), in Beijing, China, (2) a module assembly and test facility (the building is leased and we hold a land-use right for the land) in Dezhou, China, (3) a filter assembly and test facility (owned) in Heredia, Costa Rica, and (4) a packaging and test facility (leased) in Nuremberg, Germany.

In the fourth quarter of fiscal 2018, we signed a definitive lease for an assembly and test facility in Beijing, China, which we expect to start utilizing in fiscal 2021. This lease will allow us to consolidate several leased facilities in Beijing, China.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. While we believe all our facilities are suitable and adequate for our present purposes, we continually evaluate our business and facilities and may decide to expand, add or dispose of facilities in the future. We do not identify or allocate assets by operating segment. For information on long-lived tangible assets by country, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading "Legal Matters" in Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 10, 2019, there were 746 holders of record of our common stock. This number does not include the beneficial owners of unexchanged stock certificates related to the Business Combination (as defined in Note 1 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report) or the additional beneficial owners of our common stock who held their shares in street name as of that date.

PERFORMANCE GRAPH

\

	January 2, 2015	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019
Total Return Index for:
Qorvo, Inc.	100.00	112.61	72.19	97.39	100.07	101.89
Nasdaq Composite	100.00	103.79	104.36	128.24	154.87	171.32
S&P 500	100.00	100.95	102.75	120.39	137.24	150.27
Nasdaq Electronic Components	100.00	100.63	98.26	141.13	193.23	193.98

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on January 2, 2015, the registration date of our common stock under Rule 12g-3(c) of the Exchange Act.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

E.	Qorvo, Inc. was added to the S&P 500 Index on June 12, 2015.

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 30, 2018 to January 26, 2019	193	$60.72	193	$685.5 million
January 27, 2019 to February 23, 2019	1,597	$65.31	1,597	$581.2 million
February 24, 2019 to March 30, 2019	2,657	$69.00	2,657	$397.9 million
Total	4,447	$67.32	4,447	$397.9 million

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

	Fiscal Year
	2019		2018		2017		2016		2015	(1)
(In thousands, except per share data)

Revenue	$3,090,325		$2,973,536		$3,032,574		$2,610,726		$1,710,966

Operating costs and expenses:
Cost of goods sold	1,895,142		1,826,570		1,897,062		1,561,173		1,021,658
Research and development	450,482		445,103		470,836		448,763		257,494
Selling, general and administrative	476,074		527,751		545,588		534,099		249,886
Other operating expense	52,161	(15)	103,830	(12)	31,029	(9)	54,723	(5)	59,462	(2)
Total operating costs and expenses	2,873,859		2,903,254		2,944,515		2,598,758		1,588,500
Operating income	216,466		70,282		88,059		11,968		122,466

Interest expense	(43,963)	(16)	(59,548)	(13)	(58,879)	(10)	(23,316)	(6)	(1,421)
Interest income	10,971		7,017		1,212		2,068		450
Other (expense) income	(91,682)	(17)	(606)		(3,087)		6,418		(254)
Income (loss) before income taxes	91,792		17,145		27,305		(2,862)		121,241
Income tax benefit (expense)	41,333	(18)	(57,433)	(14)	(43,863)	(11)	(25,983)	(7)	75,062	(3)
Net income (loss)	$133,125		$(40,288)		$(16,558)		$(28,845)		$196,303
Net income (loss) per share:
Basic	$1.07		$(0.32)		$(0.13)		$(0.20)		$2.17
Diluted	$1.05		$(0.32)		$(0.13)		$(0.20)		$2.11
Weighted average shares of common stock outstanding
Basic	124,534		126,946		127,121		141,937		90,477
Diluted	127,356		126,946		127,121		141,937		93,211

	As of Fiscal Year End
	2019		2018		2017		2016		2015	(1)
Cash and cash equivalents	$711,035		$926,037		$545,463		$425,881		$299,814
Short-term investments	901		—		—		186,808		244,830
Working capital	1,249,227		1,402,526		1,042,777		1,135,409	(8)	1,174,795
Total assets	5,808,024		6,381,519		6,522,323		6,596,819		6,892,379	(4)
Long-term debt and capital lease obligations, less current portion	920,935	(19)	983,290		989,154		988,130	(6)	—
Stockholders' equity	4,359,679		4,775,564		4,896,722		4,999,672		6,173,160
1 As a result of the Business Combination, which was completed on January 1, 2015, fiscal 2015 results include the results of TriQuint Semiconductor, Inc. as of March 28, 2015 and for the period of January 1, 2015 through March 28, 2015.
2 Other operating expense for fiscal 2015 includes acquisition and integration-related expenses of $43.5 million and restructuring expenses of $12.4 million.
3 Income tax benefit for fiscal 2015 includes the effects of the income tax benefit generated by the reduction in the valuation allowance against domestic deferred tax assets.
4 Total assets for fiscal 2015 include goodwill and intangible assets totaling approximately $4,430.7 million associated with the Business Combination.

5 Other operating expense for fiscal 2016 includes integration-related expenses of $26.5 million and restructuring expenses of $10.2 million.
6 During fiscal 2016, we issued the 2023 Notes and the 2025 Notes and recorded $25.8 million of related interest expense, which was offset by $5.2 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
7 Income tax expense for fiscal 2016 includes the effects of the income tax expense generated by the increase in the valuation allowance against domestic state deferred tax assets.
8 ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" was adopted in fiscal 2016 which required deferred tax assets and deferred tax liabilities to be presented as non-current in a classified balance sheet. Prior periods presented were not retrospectively adjusted.
9 Other operating expense for fiscal 2017 includes integration-related expenses of $16.9 million and restructuring expenses of $2.1 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
10 During fiscal 2017, we recorded $69.9 million of interest expense related to the 2023 Notes and the 2025 Notes, which was offset by $13.6 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
11 Income tax expense for fiscal 2017 includes the effects of the increase in our unrecognized tax benefits (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
12 Other operating expense for fiscal 2018 includes integration-related expenses of $6.2 million and restructuring expenses of $67.7 million (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
13 During fiscal 2018, we recorded $70.5 million of interest expense primarily related to the 2023 Notes and the 2025 Notes, which was offset by $13.6 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
14 Income tax expense for fiscal 2018 includes the effects from the enactment of the Tax Act, including the one-time Transitional Repatriation Tax, which was partially offset by the benefit from remeasuring deferred taxes for the decrease in the U.S. corporate tax rate from 35% to 21% (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
15 Other operating expense for fiscal 2019 includes restructuring expenses of $50.7 million (see Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
16 During fiscal 2019, we issued the 2026 Notes and recorded $49.8 million of interest expense related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was offset by $8.8 million of capitalized interest (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
17 During fiscal 2019, we recorded a loss on debt extinguishment of $90.2 million related to the repurchases of the 2023 Notes and the 2025 Notes (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
18 Income tax benefit for fiscal 2019 includes the effects of the Tax Act measurement period adjustments, including revisions to the provisional one-time Transitional Repatriation Tax and the remeasurement of deferred tax assets, tax benefits associated with finalization of federal and international tax returns, and the recognition of previously unrecognized tax benefits (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
19 During fiscal 2019, we repurchased $444.5 million of the 2023 Notes and $525.1 million of the 2025 Notes and issued a total of $900.0 million aggregate principal amount of the 2026 Notes (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto, set forth in Part II, Item 8 of this report.

OVERVIEW

Company

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. We combine a broad portfolio of innovative RF solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi CPE, cellular base stations, and multiple IoT applications including the smart home and connected car. Within these markets, our products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help people around the world connect with each other, access broadband data and critical networks, transact mobile commerce and interact through social media.

Business Segments

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in two reportable operating segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

IDP is a global supplier of RF and SoC solutions for cellular base stations and other wireless communications infrastructure, defense, smart home, automotive and other IoT applications.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP operating income. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Fiscal 2019 Management Summary

•
Revenue increased 3.9% in fiscal 2019 to $3,090.3 million compared to $2,973.5 million in fiscal 2018, primarily due to higher demand for our mobile products in support of customers based in China as well as higher demand for our base station products, partially offset by a decrease in revenue due to weakness in marquee smartphone demand experienced by our largest end customer.

•	Gross margin was relatively flat for fiscal 2019 as compared to fiscal 2018, with average selling price erosion offset by favorable changes in product mix.

•
Operating income was $216.5 million in fiscal 2019, compared to $70.3 million in fiscal 2018. This increase was primarily due to lower intangible amortization, higher revenue, and lower impairment charges on property and equipment.

•	Net income per diluted share was $1.05 for fiscal 2019, compared to net loss per diluted share of $0.32 for fiscal 2018.

•
Cash flow from operations was $810.4 million for fiscal 2019, compared to $852.5 million for fiscal 2018. This year-over-year decrease was primarily due to unfavorable changes in working capital and increased tax payments, partially offset by increased net income in fiscal 2019.

•
Capital expenditures were $220.9 million in fiscal 2019, compared to $269.8 million in fiscal 2018. We are controlling capital expenditures through the reuse of tools and reconfiguration of our factories.

•	During fiscal 2019, we recognized impairment charges on certain property and equipment of $15.9 million related to our planned closure of a wafer fabrication facility in Florida.

•
During fiscal 2019, we repurchased $429.2 million and redeemed the remaining $15.3 million of the aggregate principal balance of the 2023 Notes. During fiscal 2019, we also repurchased $525.1 million aggregate principal amount of the 2025 Notes. We recognized a loss on debt extinguishment of $90.2 million related to these retirements in fiscal 2019.

•	During fiscal 2019, we completed offerings totaling $900.0 million aggregate principal amount of the 2026 Notes.

•	During fiscal 2019, we repurchased approximately 9.1 million shares of our common stock for approximately $638.1 million.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2019 and 2018. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 21, 2018, for Management's Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 2017.

	2019		2018
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$3,090,325	100.0%	$2,973,536	100.0%
Cost of goods sold	1,895,142	61.3	1,826,570	61.4
Gross profit	1,195,183	38.7	1,146,966	38.6
Research and development	450,482	14.6	445,103	15.0
Selling, general, and administrative	476,074	15.4	527,751	17.7
Other operating expense	52,161	1.7	103,830	3.5
Operating income	$216,466	7.0%	$70,282	2.4%

Revenue

Our overall revenue increased $116.8 million in fiscal 2019, compared to fiscal 2018, primarily due to higher demand for our mobile products in support of customers based in China as well as higher demand for our base station products, partially offset by a decrease in revenue due to weakness in marquee smartphone demand experienced by our largest end customer.

We provided our products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for 32% and 36% of total revenue in fiscal years 2019 and 2018, respectively. Huawei accounted for approximately 13% and 8% of our total revenue in fiscal years 2019 and 2018, respectively. These customers primarily purchase RF and Wi-Fi solutions for cellular base stations and a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT. In May 2019, the U.S. government imposed restrictions on the sales of products to Huawei (see Note 2 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

International shipments amounted to $2,610.0 million in fiscal 2019 (approximately 84% of revenue) compared to $2,449.1 million in fiscal 2018 (approximately 82% of revenue). Shipments to Asia totaled $2,446.3 million in fiscal 2019 (approximately 79% of revenue) compared to $2,329.3 million in fiscal 2018 (approximately 78% of revenue).

Gross Margin

Gross margin was relatively flat for fiscal 2019 as compared to fiscal 2018, with average selling price erosion offset by favorable changes in product mix.

Operating Expenses

Research and Development

In fiscal 2019, R&D spending increased $5.4 million, compared to fiscal 2018, primarily due to higher personnel related costs, partially offset by lower product development spend driven by R&D efficiency initiatives.

Selling, General and Administrative

In fiscal 2019, selling, general and administrative expense decreased $51.7 million, or 9.8%, compared to fiscal 2018, primarily due to lower intangible amortization, partially offset by higher personnel related costs.

Other Operating Expense

In fiscal 2019, other operating expense was $52.2 million. In fiscal 2019, we recognized $15.9 million of asset impairment charges (to adjust the carrying value of certain property and equipment to reflect fair value) and $11.6 million of employee termination benefits as a result of restructuring actions (see Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for information on restructuring actions). In fiscal 2019, we also recorded $18.0 million of start-up costs related to new processes and operations in existing facilities.

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

Operating Income

Our overall operating income was $216.5 million for fiscal 2019, compared to $70.3 million for fiscal 2018. This increase was primarily due to lower intangible amortization, higher revenue, and lower impairment charges on property and equipment.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year
(In thousands, except percentages)	2019	2018
Revenue	$2,197,660	$2,181,161
Operating income	$558,990	$549,574
Operating income as a % of revenue	25.4%	25.2%

MP revenue increased $16.5 million in fiscal 2019, compared to fiscal 2018, primarily due to higher demand for our mobile products in support of customers based in China, partially offset by a decrease in revenue due to weakness in marquee smartphone demand experienced by our largest end customer.

MP operating income increased in fiscal 2019, compared to fiscal 2018, primarily due to higher revenue and lower operating expenses. Operating expenses decreased primarily due to lower product development driven by R&D efficiency initiatives.

Infrastructure and Defense Products

	Fiscal Year
(In thousands, except percentages)	2019	2018
Revenue	$892,665	$788,495
Operating income	$267,304	$235,719
Operating income as a % of revenue	29.9%	29.9%

IDP revenue increased $104.2 million, or 13.2%, in fiscal 2019, compared to fiscal 2018, primarily due to higher demand for our base station products.

IDP operating income increased $31.6 million, or 13.4%, in fiscal 2019, compared to fiscal 2018, primarily due to higher revenue, partially offset by lower gross margin (which was negatively impacted by lower factory utilization).

See Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2019, 2018 and 2017.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2019	2018
Interest expense	$(43,963)	$(59,548)
Interest income	10,971	7,017
Other expense	(91,682)	(606)
Income tax benefit (expense)	41,333	(57,433)

Interest expense

We recognized $49.8 million of interest expense in fiscal 2019 related to the 2023 Notes, 2025 Notes and the 2026 Notes. We recognized $70.5 million of interest expense in fiscal 2018, primarily related to the 2023 Notes and 2025 Notes. Interest expense in the preceding table for fiscal years 2019 and 2018 is net of capitalized interest of $8.8 million and $13.6 million, respectively.

Other expense

During fiscal 2019 we recorded a loss on debt extinguishment of $90.2 million (see Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 for additional information regarding our debt extinguishment activity).

Income tax benefit (expense)

Income tax benefit for fiscal 2019 was $41.3 million. This was primarily comprised of tax benefits related to domestic and international operations generating pre-tax book losses, tax credits, adjustments related to provisional estimates for the impact of the Tax Act, and a decrease in gross unrecognized tax benefits, offset by tax expenses related to international operations generating pre-tax book income and $70.8 million related to the GILTI inclusions. For fiscal 2019, this resulted in an annual effective tax rate of (45.0)%.

Income tax expense for fiscal 2018 was $57.4 million. This was primarily comprised of tax expense related to the net $77.3 million provisional impact of the Tax Act, international operations generating pre-tax book income and an increase in gross unrecognized tax benefits, offset by tax benefits related to tax credits and domestic and international operations generating pre-tax book losses. For fiscal 2018, this resulted in an annual effective tax rate of 335.0%.
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2019 and 2018, the valuation allowance against domestic and foreign deferred tax assets was $40.4 million and $42.8 million, respectively.
See Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding income taxes.

STOCK-BASED COMPENSATION

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, “Compensation – Stock Compensation,” stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 30, 2019, total remaining unearned compensation cost related to unvested restricted stock units and options was $74.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 30, 2019, we had working capital of approximately $1,249.2 million, including $711.0 million in cash and cash equivalents, compared to working capital of $1,402.5 million, including $926.0 million in cash and cash equivalents, as of March 31, 2018.

Our $711.0 million of total cash and cash equivalents as of March 30, 2019, includes approximately $476.8 million held by our foreign subsidiaries, of which $345.1 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate these earnings.  Under our current plans, we may repatriate the foreign earnings of Qorvo International Pte. Ltd. and expect to permanently reinvest the undistributed earnings of our other foreign subsidiaries.

Credit Agreement

On December 5, 2017, we and certain of our material domestic subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (as amended, the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). In December 2017, $100.0 million of the Term Loan was funded, and this amount was subsequently repaid in March 2018. The remainder of the Term Loan is available, at our discretion, in up to two draws prior to June 30, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased by an amount not to exceed $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). We had no outstanding amounts under the Credit Facility as of March 30, 2019.

See Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information about the Credit Agreement, including applicable interest rates and financial covenants. As of March 30, 2019, we were in compliance with all the financial covenants under the Credit Agreement.

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

We repurchased 9.1 million shares and 2.9 million shares of our common stock during fiscal years 2019 and 2018, respectively, at an aggregate cost of $638.1 million and $219.9 million, respectively, in accordance with our share repurchase program described above and its predecessor share repurchase program. As of March 30, 2019, $397.9 million remains available for future repurchases under our current share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2019 provided cash of $810.4 million, compared to $852.5 million in fiscal 2018. This year-over-year decrease was primarily due to unfavorable changes in working capital and increased tax payments, offset by increased net income in fiscal 2019.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2019 was $247.6 million, compared to $277.4 million in fiscal 2018. We are controlling capital expenditures through the reuse of tools and reconfiguration of our factories.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2019 was $776.7 million, compared to $196.8 million in fiscal 2018. This year-over-year increase was primarily due to higher share repurchase activity, the repurchase and redemption of the 2023 Notes and the repurchase of a majority of the 2025 Notes, partially offset by the issuance of the 2026 Notes.

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

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2019 and 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total Payments	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Fiscal 2025 and thereafter
Capital commitments (1)	$71,588	$68,500	$3,088	$—	$—
Long-term debt obligations (2)	1,306,259	51,276	102,276	102,276	1,050,431
Capital leases (3)	52,379	241	2,440	2,440	47,258
Operating leases	92,881	22,207	23,713	15,363	31,598
Purchase obligations (4)	290,102	259,935	26,571	3,596	—
Cross-licensing liability (5)	7,800	2,400	4,800	600	—
Deferred compensation (6)	18,737	1,137	1,357	915	15,328
Total	$1,839,746	$405,696	$164,245	$125,190	$1,144,615
(1) Capital commitments represent obligations for the purchase of property and equipment. They are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 30, 2019.
(2) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2025 Notes and 2026 Notes, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of March 30, 2019. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. See Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.
(3) The capital lease obligation primarily relates to a lease that was signed in fiscal 2018 for an assembly and test facility in Beijing, China. This lease will allow us to consolidate several leased facilities in Beijing, China. The lease is not recorded on our Consolidated Balance Sheet as of March 30, 2019 because the lease term is not expected to commence until fiscal 2021.
(4) Purchase obligations represent payments due to purchase materials and manufacturing services. They are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 30, 2019.
(5) The cross-licensing liability represents payables under a cross-licensing agreement and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet as of March 30, 2019.
(6) Commitments for deferred compensation represent the liability under our Non-Qualified Deferred Compensation Plan. See Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

Other Contractual Obligations

As of March 30, 2019, in addition to the amounts shown in the contractual obligations table above, we have $107.6 million of unrecognized income tax benefits and accrued interest, of which $14.8 million has been recorded as a liability.  We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax. The remaining obligation of $5.7 million, which has been recorded as a liability, is expected to be settled in fiscal 2022 through fiscal 2026.

As a result of restructuring actions, we expect to pay approximately $10.0 million to $20.0 million related to employee termination benefits and approximately $5.0 million to $10.0 million related to other exit costs in fiscal 2020. See Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

We announced the acquisition of Active-Semi on April 10, 2019, which was subsequently completed on May 6, 2019 for a cash purchase price of approximately $325.0 million. See Note 19 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $12.9 million as of March 30, 2019. Pension benefit payments are not included in the schedule above because they are not available for all periods presented. Pension benefit payments were approximately $0.2 million in fiscal 2019 and are expected to be approximately $0.3 million in fiscal 2020.

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2019 and 2018.

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

We assess property and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include an adverse change in our use of the assets or an expectation that the assets will be sold or otherwise disposed. We assess the recoverability of the assets held and used by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts.  Assets identified as “held for sale” are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The process of evaluating property and equipment for impairment is highly subjective and requires significant judgment as we are required to make assumptions about items such as future demand for our products and industry trends.

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

We account for goodwill in accordance with the FASB's guidance, which requires annual testing for impairment or whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual impairment tests on the first day of the fourth quarter in each fiscal year. Our indefinite-lived intangible assets consist of in-process research and development.

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

Goodwill
Goodwill is allocated to our reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. In fiscal years 2019 and 2018, we completed qualitative assessments to determine whether conditions existed that indicated it was more likely than not that the fair value of our reporting units was less than the carrying value. If we concluded, based on assessment of relevant events, facts and circumstances, that it was more likely than not that a reporting unit’s fair value was greater than its carrying value, no further impairment testing was required. We concluded that the fair value of the reporting units exceeded the carrying value for fiscal years 2019 and 2018 and no further testing was required.

If our assessment of qualitative factors indicates that it is more likely than not that the fair value of our reporting units is less than the carrying value, then a quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment. The quantitative assessment requires comparing the fair value of the reporting units to their carrying value, including goodwill.

We use both the income and market approaches to estimate the fair value of our reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections is compared to our market capitalization in a discounted cash flow framework to calculate our overall implied internal rate of return (or discount rate). Our market capitalization is adjusted to a control basis assuming a reasonable control premium, which results in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

The discount rate used is the value-weighted average of our estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. We also consider historical rates and current market conditions when determining the discount and growth rates used in our analysis. We believe the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weight the results of the income approach and the results of the market approach at 50% each for the MP and IDP reporting units, and if it is concluded that the fair value of the reporting units is determined to be substantially in excess of the carrying value, no further analysis is warranted. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets with Definite Lives
Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of developed technology and customer relationships resulting from business combinations and are subject to amortization.

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

The fair value of customer relationships acquired during fiscal years 2015 and 2017 was determined based on an income approach using the “with and without method," in which the value of the asset was determined by the difference in discounted cash flows of our profitability "with" the asset and our profitability "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

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

Revenue Recognition. We generate revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. A majority of our revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to our distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from our consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over-time is immaterial (less than 2% of overall revenue). We apply a five-step approach as defined in ASC 606 "Revenue from Contracts with Customers" in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Sales agreements are in place with certain customers and contain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. In the absence of a sales agreement, our standard terms and conditions apply. We consider a customer's purchase order, which is governed by a sales agreement or our standard terms and conditions, to be the contract with the customer.

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to a refund or adjustment to determine the net consideration to which we expect to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors. A majority of these rebates are accrued and classified as a contra accounts receivable, and represent less than 5% of net revenue. We determine variable consideration by estimating the most likely amount of consideration we expect to receive from the customer. Our terms and conditions do not give our customers a right of return associated with the original sale of our products. However, we may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. We reduce revenue and record reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from our customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within our standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheet were immaterial as of March 30, 2019.

We invoice customers upon shipment and recognize revenues in accordance with delivery terms. As of March 30, 2019, we had $32.0 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next twelve months.

We include shipping charges billed to customers in "Revenue" and include the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Consolidated Statements of Operations.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Consolidated Statements of Operations) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore no remaining period exists over which to amortize the commissions.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities, and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including those recently adopted and not yet effective, see Note 1 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

We are exposed to financial market risks, including changes in interest rates, currency exchange rates and certain commodity prices. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates, foreign exchange rates, equity price risk, and commodity prices arising from our business activities. We manage these financial exposures through operational means and by using various financial instruments, when deemed appropriate. These practices may change as economic conditions change.

Interest Rates

The interest rates under our Credit Agreement are variable; however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of March 30, 2019.

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

For fiscal 2019, we incurred a foreign currency loss of $2.1 million as compared to a loss of $2.8 million in fiscal 2018, which is recorded in “Other expense.”

Our financial instrument holdings, including foreign receivables, cash and payables at March 30, 2019, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.4 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $1.1 million.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to market price risk.  Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investment.  As of March 30, 2019, our equity investments were immaterial (see Note 3 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

Commodity Prices

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. We also have an active reclamation process to capture any unused gold. While we attempt to mitigate the risk of increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 30, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (Notes 1 & 3)	$711,035	$926,037
Accounts receivable, less allowance of $40 and $134 as of March 30, 2019 and March 31, 2018, respectively	378,172	345,957
Inventories (Notes 1 & 4)	511,793	472,292
Prepaid expenses	25,766	23,909
Other receivables (Note 1)	21,934	44,795
Other current assets (Notes 1 & 9)	36,141	30,815
Total current assets	1,684,841	1,843,805
Property and equipment, net (Notes 1 & 5)	1,366,513	1,374,112
Goodwill (Notes 1, 6 & 7)	2,173,889	2,173,889
Intangible assets, net (Notes 1, 6 & 7)	408,210	860,336
Long-term investments (Notes 1 & 3)	97,786	63,765
Other non-current assets (Notes 9 & 12)	76,785	65,612
Total assets	$5,808,024	$6,381,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$233,307	$213,193
Accrued liabilities (Notes 1, 9 & 11)	160,516	167,182
Other current liabilities (Note 12)	41,791	60,904
Total current liabilities	435,614	441,279
Long-term debt (Note 8)	919,270	983,290
Deferred tax liabilities (Note 12)	333	63,084
Other long-term liabilities (Notes 9, 11 & 12)	93,128	118,302
Total liabilities	1,448,345	1,605,955
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 119,063 and 126,322 shares issued and outstanding at March 30, 2019 and March 31, 2018, respectively	4,687,455	5,237,085
Accumulated other comprehensive loss, net of tax	(6,624)	(2,752)
Accumulated deficit	(321,152)	(458,769)
Total stockholders’ equity	4,359,679	4,775,564
Total liabilities and stockholders’ equity	$5,808,024	$6,381,519

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2019	2018	2017

Revenue	$3,090,325	$2,973,536	$3,032,574
Cost of goods sold	1,895,142	1,826,570	1,897,062
Gross profit	1,195,183	1,146,966	1,135,512

Operating expenses:
Research and development	450,482	445,103	470,836
Selling, general and administrative	476,074	527,751	545,588
Other operating expense (Note 11)	52,161	103,830	31,029
Total operating expenses	978,717	1,076,684	1,047,453
Operating income	216,466	70,282	88,059

Interest expense (Note 8)	(43,963)	(59,548)	(58,879)
Interest income	10,971	7,017	1,212
Other expense (Note 8)	(91,682)	(606)	(3,087)
Income before income taxes	$91,792	$17,145	$27,305

Income tax benefit (expense) (Note 12)	41,333	(57,433)	(43,863)
Net income (loss)	$133,125	$(40,288)	$(16,558)

Net income (loss) per share (Note 13):
Basic	$1.07	$(0.32)	$(0.13)
Diluted	$1.05	$(0.32)	$(0.13)

Weighted average shares of common stock outstanding (Note 13):
Basic	124,534	126,946	127,121
Diluted	127,356	126,946	127,121

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2019	2018	2017
Net income (loss)	$133,125	$(40,288)	$(16,558)
Total comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	85	204	53
Change in pension liability, net of tax	(651)	476	(339)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(3,396)	1,276	(1,014)
Reclassification adjustments, net of tax:
Foreign currency gain recognized and included in net loss	—	(581)	—
Amortization of pension actuarial loss	90	179	127
Other comprehensive (loss) income	(3,872)	1,554	(1,173)
Total comprehensive income (loss)	$129,253	$(38,734)	$(17,731)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
	Shares	Amount			Total
Balance, April 2, 2016	127,386	$5,442,613	$(3,133)	$(439,808)	$4,999,672
Net loss	—	—	—	(16,558)	(16,558)
Other comprehensive loss	—	—	(1,173)	—	(1,173)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,484	16,832	—	—	16,832
Issuance of common stock in connection with employee stock purchase plan	678	25,640	—	—	25,640
Tax deficiency from exercised stock options	—	(56)	—	—	(56)
Repurchase of common stock, including transaction costs	(4,084)	(209,357)	—	—	(209,357)
Stock-based compensation expense	—	81,722	—	—	81,722
Balance, April 1, 2017	126,464	$5,357,394	$(4,306)	$(456,366)	$4,896,722
Net loss	—	—	—	(40,288)	(40,288)
Other comprehensive income	—	—	1,554	—	1,554
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,246	4,735	—	—	4,735
Issuance of common stock in connection with employee stock purchase plan	541	28,064	—	—	28,064
Cumulative-effect adoption of ASU 2016-09	—	—	—	36,684	36,684
Cumulative-effect adoption of ASU 2016-16	—	—	—	1,201	1,201
Repurchase of common stock, including transaction costs	(2,929)	(219,907)	—	—	(219,907)
Stock-based compensation expense	—	66,799	—	—	66,799
Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net income	—	—	—	133,125	133,125
Other comprehensive loss	—	—	(3,872)	—	(3,872)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,368	(10,833)	—	—	(10,833)
Issuance of common stock in connection with employee stock purchase plan	468	26,817	—	—	26,817
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(9,095)	(638,074)	—	—	(638,074)
Stock-based compensation expense	—	72,460	—	—	72,460
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$133,125	$(40,288)	$(16,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	208,646	174,425	209,825
Intangible assets amortization (Note 7)	454,451	539,790	494,752
Loss on debt extinguishment (Note 8)	90,201	928	—
Deferred income taxes	(70,169)	(32,248)	(28,027)
Foreign currency adjustments	(2,376)	953	(36)
Asset impairment (Note 11)	15,901	46,315	—
Stock-based compensation expense	71,580	68,158	88,845
Other, net	5,087	3,792	7,122
Changes in operating assets and liabilities:
Accounts receivable, net	(32,119)	12,906	(36,873)
Inventories	(39,590)	(41,887)	(6,442)
Prepaid expenses and other current and non-current assets	13,343	28,310	20,285
Accounts payable	15,167	38,952	(1,035)
Accrued liabilities	(3,899)	(2,623)	26,866
Income taxes payable and receivable	(38,206)	50,801	13,414
Other liabilities	(10,778)	4,236	4,682
Net cash provided by operating activities	810,364	852,520	776,820
Investing activities:
Purchase of property and equipment	(220,937)	(269,835)	(552,702)
Purchase of available-for-sale securities	(132,732)	—	(469)
Proceeds from sales and maturities of available-for-sale debt securities	133,132	—	186,793
Purchase of business, net of cash acquired (Note 6)	—	—	(117,994)
Other investing	(27,017)	(7,574)	(5,976)
Net cash used in investing activities	(247,554)	(277,409)	(490,348)
Financing activities:
Repurchase and payment of debt (Note 8)	(1,050,680)	(107,729)	—
Proceeds from debt issuances (Note 8)	905,350	100,000	—
Repurchase of common stock, including transaction costs (Note 15)	(638,074)	(219,907)	(209,357)
Proceeds from the issuance of common stock	41,289	57,412	59,148
Tax withholding paid on behalf of employees for restricted stock units	(24,835)	(24,708)	(15,516)
Other financing	(9,714)	(1,916)	75
Net cash used in financing activities	(776,664)	(196,848)	(165,650)
Effect of exchange rate changes on cash	(1,166)	2,360	(1,105)
Net (decrease) increase in cash, cash equivalents and restricted cash	(215,020)	380,623	119,717
Cash, cash equivalents and restricted cash at the beginning of the period	926,402	545,779	426,062
Cash, cash equivalents and restricted cash at the end of the period	$711,382	$926,402	$545,779
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$64,853	$70,208	$71,171
Cash paid during the year for income taxes	$69,453	$41,478	$52,656
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$37,728	$31,769	$75,340
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 30, 2019

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

The Company is a product and technology leader at the forefront of the growing global demand for always-on broadband connectivity. The Company combines a broad portfolio of innovative radio frequency ("RF") solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, and multiple Internet of Things ("IoT") applications including the smart home and connected car. Within these markets, the Company's products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. The Company's products and technologies help people around the world connect with each other, access broadband data and critical networks, transact mobile commerce and interact through social media.

The Company’s design and manufacturing expertise covers many semiconductor process technologies, which it sources both internally and through external suppliers. The Company’s primary wafer fabrication facilities are located in North Carolina, Oregon and Texas and its primary assembly and test facilities are located in China, Costa Rica, Germany and Texas. The Company operates design, sales and manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal years 2018 and 2017 financial statements have been reclassified to conform to the fiscal 2019 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 30, 2019, March 31, 2018, and April 1, 2017. Fiscal years 2019, 2018 and 2017 were 52-week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third party evaluations. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly-liquid investments with original maturities of three months or less when purchased.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Investments

Available-for-sale investments at March 30, 2019 and March 31, 2018 consisted of debt securities and marketable equity securities.  Available-for-sale investments with an original maturity date greater than three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale debt securities are carried at fair value with the unrealized gains and losses, net of tax, reported in “Other comprehensive (loss) income.”  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other (expense) income.”  The cost of available-for-sale debt securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest. Available-for-sale equity securities are carried at fair value with both the realized and unrealized gains and losses reported in “Other (expense) income.”

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  An investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's investments are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in “Other comprehensive (loss) income.”  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales and management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the statement of operations in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures and the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues was also not significant during the periods presented.

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($18.9 million as of March 30, 2019 and $38.1 million as of March 31, 2018, which are reported on a net basis), and other miscellaneous items.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

The Company assesses property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include an adverse change in the use of the Company’s assets or an expectation that the assets will be sold or otherwise disposed. The Company assesses the recoverability of the assets held and used by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Assets identified as “held for sale” are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

The Company may perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary. In performing step zero for its impairment test, the Company is required to make assumptions and judgments, including the evaluation of macroeconomic conditions as related to the Company's business, industry and market trends, and the overall future financial performance of the Company's reporting units and future opportunities in the markets in which they operate. The Company also considers recent fair value calculations of its indefinite-lived intangible assets and reporting units as well as cost factors such as changes in raw materials, labor or other costs. If the step zero analysis indicates that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its respective carrying value including goodwill, then the Company would perform an additional quantitative analysis. For goodwill, this involves a two-step process. The first step compares the fair value of the reporting unit, including its goodwill, to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then the second step of the process is performed to determine the amount of impairment. The second step compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. An

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

impairment charge is recognized for the amount the carrying value of the reporting unit's goodwill exceeds its implied fair value.

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

Goodwill

Goodwill is allocated to the Company's reporting units based on the expected benefit from the synergies of the business combinations generating the underlying goodwill. As of March 30, 2019, the Company's goodwill balance of $2,173.9 million is allocated between its Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") reporting units.

In fiscal years 2019, 2018 and 2017, the Company completed qualitative assessments to determine whether conditions exist to indicate that it is more likely than not that the fair value of its reporting units was less than the related carrying value. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required. Management concluded that the fair value of each reporting unit exceeded the related carrying value for fiscal years 2019, 2018 and 2017, and no further testing was required.

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of its reporting units is less than its carrying value, then a quantitative assessment is performed. The Company also has the option to bypass the qualitative assessment described above and proceed directly to the quantitative assessment. The quantitative assessment requires comparing the fair value of the reporting units to its carrying value, including goodwill.

The Company uses both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections is compared to the Company's market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company's market capitalization is adjusted to a control basis assuming a reasonable control premium, which results in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

The discount rate used is the value-weighted average of the Company's estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company's weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company also considers historical rates and current market conditions when determining the discount and growth rates used in its analysis. The Company believes the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company weights the results of the income approach and the results of the market approach at 50% each and for the MP and IDP reporting

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

units, and if it is concluded that the fair value of the reporting units is determined to be substantially in excess of the carrying value, no further analysis is warranted. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets with Indefinite Lives

In fiscal 2015, as a result of the Business Combination, the Company recorded IPRD of $470.0 million. IPRD was recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development ("R&D") efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. In fiscal years 2018 and 2017, the Company completed and transferred into developed technology approximately $37.0 million and $220.0 million, respectively, of IPRD. The Company performed a qualitative assessment of the remaining IPRD of $10.0 million during fiscal 2019 and concluded that IPRD was not impaired.

Intangible Assets with Definite Lives

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of developed technology and customer relationships resulting from business combinations and are subject to amortization.

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

The fair value of customer relationships acquired during fiscal years 2015 and 2017 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

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

Accrued Liabilities

The "Accrued liabilities" balance as of March 30, 2019 and March 31, 2018 includes accrued compensation and benefits of $93.2 million and $96.7 million, respectively, and interest payable of $11.2 million and $23.1 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is immaterial (less than 2% of overall revenue). The Company applies a five-step approach as defined in FASB Accounting Standards Codification ("ASC") 606 "Revenue from Contracts with Customers" in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheet were immaterial as of March 30, 2019.

The Company invoices customers upon shipment and recognizes revenues in accordance with delivery terms. As of March 30, 2019, the Company had $32.0 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next twelve months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Consolidated Statements of Operations.

The Company incurs commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Consolidated Statements of Operations) are expensed when incurred because such commissions are not owed until the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

performance obligation is satisfied, which coincides with the end of the contract term, and therefore no remaining period exists over which to amortize the commissions.

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

Stock-Based Compensation

Under ASC 718, “Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 30, 2019, total remaining unearned compensation cost related to unvested restricted stock units was $74.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity” in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (account balances and transactions denominated in a currency other than the functional currency) are reported in “Other (expense) income” in the Consolidated Statements of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," with multiple amendments subsequently issued, which will require that lease arrangements be presented on the lessee's balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. This standard will be effective for the Company in the first quarter of fiscal 2020. The Company plans to elect the optional transition method that allows lessees to apply the new guidance as of the adoption date and recognize any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company expects to elect the transition package of practical expedients which allows the Company (1) to not reassess whether any expired or existing contracts are leases, or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. Further, upon implementation of the new guidance, the Company intends to elect the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. The Company also plans to make an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet.

The Company expects to record a right-of-use asset and lease liability for substantially all of its operating lease arrangements, which is expected to approximate the present value of the Company's future minimum lease obligations pertaining to its operating leases as disclosed in Note 10. Any new lease arrangements or material modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard. The Company does not expect the adoption of this new guidance will have a significant impact on its Consolidated Statements of Operations or its Consolidated Statements of Cash Flows.

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted ASU 2018-15, on a prospective basis, in the fourth quarter of fiscal 2019 and there was no material impact to the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" which requires that an employer report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit costs (non-service costs) are required to be presented on the income statement separately from the service cost component, and outside of a subtotal of income from operations. The non-service costs are not eligible for capitalization under the guidance. The Company adopted ASU 2017-07 in the first quarter of fiscal 2019 and there was no material impact to the Company's Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and there was no impact to the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)" which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019. The Company's historical policies were consistent with the guidance in this standard, and therefore, there was no impact to the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" which affects the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 and there was no material impact to the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," with several amendments subsequently issued, which provided an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under accounting principals generally accepted in the United States ("U.S. GAAP").  Under this model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of fiscal 2019 for open contracts using the modified retrospective approach through a cumulative adjustment to "Accumulated deficit" in the Consolidated Balance Sheet for the fiscal year beginning April 1, 2018. The impact from the cumulative-effect adjustment was immaterial (less than 1% of revenue in the quarter of adoption), related to over time revenue recognition for customer-controlled inventory and point in time revenue recognition for intellectual property with a right to use. In addition, the impact from the adoption did not have a material impact on any of the Company's balance sheet accounts. The Company implemented changes to its accounting policies, internal controls and disclosures to support the new standard; however, these changes were not material.

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

Revenue from significant customers, those representing 10% or more of revenue for the respective periods, are summarized as follows:

	Fiscal Year
	2019	2018	2017
Apple Inc. ("Apple")	32%	36%	34%
Huawei Technologies Co., Ltd. ("Huawei")	13%	8%	11%

The Company provided its products to Apple through sales to multiple contract manufacturers.

These customers primarily purchase RF and Wi-Fi solutions for cellular base stations and a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

Accounts receivable related to these customers (which includes multiple contract manufacturers) accounted for 49%, 26%, and 40% of the Company's total net accounts receivable balance as of March 30, 2019, March 31, 2018 and April 1, 2017, respectively.

On May 16, 2019, the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce placed Huawei and 68 of its non-U.S. affiliates on the “entity list” under Export Administration Regulations (EAR), which had the effect of prohibiting all future sales by the Company of any product to Huawei or its affiliates, absent obtaining a license from BIS. While BIS has broad authority to issue licenses, the rulemaking imposes a presumption that licenses will be denied. Although Huawei is not prohibited from paying (and the Company is not restricted from collecting) accounts receivable for products sold to Huawei prior to the BIS action, the credit risks associated with these accounts may have increased as a result of this development. As of the date of this report, the Company is unable to predict the scope or duration of the new EAR restrictions on Huawei or the impact to the Company’s business or future results of operations.

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt Securities

The following is a summary of available-for-sale debt securities as of March 30, 2019 and March 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 30, 2019
Auction rate securities (1)	$1,950	$—	$—	$1,950
March 31, 2018
Auction rate securities (1)	$1,950	$—	$(107)	$1,843

(1) The Company's available-for-sale debt securities have contractual maturity dates of greater than ten years.

The estimated fair value of available-for-sale debt securities was based on the prevailing market values on March 30, 2019 and March 31, 2018. The Company determines the cost of an investment sold based on the specific identification method.

Equity Investment Without a Readily Determinable Fair Value

As of March 30, 2019, the Company has invested $60.0 million to acquire preferred shares of a private limited company. This investment was determined to be an equity investment without a readily determinable fair value and is accounted for using the measurement alternative in accordance with ASU 2016-01. As of March 30, 2019, there was no impairment or observable price change for this investment. This investment is classified in "Long-term investments" in the Consolidated Balance Sheets.

Fair Value of Financial Instruments

Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Other current assets" and "Long-term investments" in the Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax (debt securities) and "Other expense" on the Consolidated Statements of Operations (equity securities).

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recurring Fair Value Measurements

The fair value of the financial assets and liabilities measured at fair value on a recurring basis was determined using the following levels of inputs as of March 30, 2019 and March 31, 2018 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 30, 2019
Assets
Money market funds	$13	$13	$—
Marketable equity securities	901	901	—
Auction rate securities (1)	1,950	—	1,950
Invested funds in deferred compensation plan (2)	18,737	18,737	—
Total assets measured at fair value	$21,601	$19,651	$1,950
Liabilities
Deferred compensation plan obligation (2)	$18,737	$18,737	$—
Total liabilities measured at fair value	$18,737	$18,737	$—

March 31, 2018
Assets
Money market funds	$9	$9	$—
Auction rate securities (1)	1,843	—	1,843
Invested funds in deferred compensation plan (2)	14,284	14,284	—
Total assets measured at fair value	$16,136	$14,293	$1,843
Liabilities
Deferred compensation plan obligation (2)	$14,284	$14,284	$—
Total liabilities measured at fair value	$14,284	$14,284	$—

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

As of March 30, 2019 and March 31, 2018, the Company did not have any Level 3 assets or liabilities.

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. See Note 11 for further information on impairment of property and equipment.

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 8 for further disclosures related to the fair value of the Company's long-term debt.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.    INVENTORIES

The components of inventories, net, are as follows (in thousands):

	March 30, 2019	March 31, 2018
Raw materials	$118,608	$110,389
Work in process	272,469	221,137
Finished goods	120,716	140,766
Total inventories	$511,793	$472,292

5.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 30, 2019	March 31, 2018
Land	$25,996	$23,778
Building and leasehold improvements	416,209	389,234
Machinery and equipment	2,025,110	1,660,138
	2,467,315	2,073,150
Less accumulated depreciation	(1,218,507)	(911,910)
	1,248,808	1,161,240
Construction in progress	117,705	212,872
Total property and equipment, net	$1,366,513	$1,374,112

6.    BUSINESS ACQUISITIONS

Acquisition of GreenPeak Technologies, B.V.
During fiscal 2017, the Company completed the acquisition of GreenPeak Technologies, B.V. ("GreenPeak"), a leader in ultra-low power, short-range RF communication technology. The acquisition expanded the Company's offerings to include integrated RF solutions and systems-on-a-chip ("SoCs") for the connected home. The Company acquired 100% of the outstanding equity securities of GreenPeak for a purchase price of $118.1 million, net of cash acquired of $0.7 million. The total purchase price was allocated to GreenPeak's assets and liabilities based upon fair values as determined by the Company and resulted in goodwill of $38.2 million and an increase in intangible assets of $82.1 million. The more significant intangible assets acquired were developed technology of $74.2 million (which is being amortized over 7 years) and customer relationships of $5.6 million (which is being amortized over 3 years).

Business Combination between RFMD and TriQuint

Effective January 1, 2015, pursuant to the Merger Agreement, RFMD and TriQuint completed a strategic combination of their respective businesses through the “merger of equals” Business Combination. Based on an evaluation of the provisions of FASB ASC Topic 805, “Business Combinations,” RFMD was determined to be the acquirer for accounting purposes.

The allocation to goodwill of $2,036.7 million represented the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which amount was allocated to the Company's MP and IDP operating segments.

The Business Combination resulted in an increase in intangible assets of $2,394.0 million. The more significant intangible assets acquired were developed technology of $610.0 million and customer relationships of $1,220.0 million (which are both being amortized over periods between 4 and 6 years) and IPRD of $470.0 million, of which
$460.0 million has been completed as of March 30, 2019 and transferred to finite-lived intangible assets (which are being amortized over periods between 4 and 6 years).

During fiscal years 2018 and 2017, the Company incurred integration costs (presented in the Consolidated Statements of Operations as "Other operating expense") of approximately $6.2 million and $16.9 million, respectively, associated with the Business Combination. See Note 11 for restructuring costs resulting from the Business Combination.

7.    GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill balance was $2,173.9 million (net of accumulated impairment losses and write-offs of $621.6 million) as of March 30, 2019 and March 31, 2018. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 30, 2019 and March 31, 2018, the Company's goodwill balance was allocated between its MP ($1,751.5 million) and IDP ($422.4 million) reporting units.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 30, 2019		March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Developed technology	$1,246,335	$960,793	$1,246,335	$733,081
Customer relationships	1,272,725	1,161,735	1,272,725	936,175
Trade names	29,391	29,391	29,391	29,377
Technology licenses	14,704	13,026	12,379	11,904
Non-compete agreement	1,026	1,026	1,026	983
IPRD	10,000	N/A	10,000	N/A
Total	$2,574,181	$2,165,971	$2,571,856	$1,711,520

Total intangible assets amortization expense was $454.5 million, $539.8 million and $494.8 million in fiscal years 2019, 2018 and 2017, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2020	$208,000
2021	156,000
2022	28,000
2023	12,000
2024	3,000

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8.    DEBT

Debt as of March 30, 2019 and March 31, 2018 is as follows (in thousands):

	March 30, 2019	March 31, 2018
6.75% Senior Notes due 2023	$—	$444,464
7.00% Senior Notes due 2025	23,404	548,500
5.50% Senior Notes due 2026	900,000	—
Less unamortized issuance costs	(4,134)	(9,674)
Total long-term debt	$919,270	$983,290

Senior Notes due 2023 and 2025

On November 19, 2015, the Company issued $450.0 million aggregate principal amount 6.75% senior notes due December 1, 2023 (the “2023 Notes”) and $550.0 million aggregate principal amount 7.00% senior notes due December 1, 2025 (the “2025 Notes"). The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Company and certain of its U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

In March 2018, the Company repurchased $5.5 million and $1.5 million of the 2023 Notes and 2025 Notes, respectively, at prices of 107.50% and 109.50%, respectively, plus accrued and unpaid interest.

On June 15, 2018, the Company commenced cash tender offers for any and all of the 2023 Notes and up to $150.0 million of the 2025 Notes (the "2025 Tender Offer"). On June 29, 2018, the Company repurchased $429.2 million aggregate principal amount of the 2023 Notes at a price equal to 106.75% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. On July 19, 2018, the Company redeemed the remaining $15.3 million principal amount of the 2023 Notes at a redemption price equal to 100.00% of the principal amount, plus a make-whole premium and accrued and unpaid interest.

On July 16, 2018, following an increase of the tender cap for the 2025 Tender Offer to $300.0 million, the Company repurchased $300.0 million aggregate principal amount of the 2025 Notes at a price equal to 109.63% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On August 14, 2018, the Company commenced a cash tender offer for up to $130.0 million of the 2025 Notes. On August 28, 2018, following an increase of the tender cap to $140.0 million, the Company repurchased $136.4 million aggregate principal amount of the 2025 Notes at a price equal to 110.00% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On November 28, 2018 and December 11, 2018, the Company repurchased $1.1 million and $20.0 million, respectively, of the 2025 Notes, at prices equal to 107.25% and 107.63%, respectively, of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest.

On February 20, 2019, the Company repurchased $67.6 million of the 2025 Notes at a price equal to 108.25% of the principal amount of the 2025 Notes purchased, plus accrued and unpaid interest. As of March 30, 2019, 2025 Notes with an aggregate principal amount of $23.4 million remained outstanding.

During fiscal 2019, the Company recognized a loss on debt extinguishment of $90.2 million (related to the retirements of the 2023 Notes and 2025 Notes) as "Other expense" in the Company’s Consolidated Statement of Operations.

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

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2023 Notes and 2025 Notes during fiscal years 2019, 2018 and 2017 was $46.5 million, $68.9 million and $71.2 million, respectively.

Senior Notes due 2026

On July 16, 2018, the Company issued $500.0 million aggregate principal amount 5.50% Senior Notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes", and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018 by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to supplemental indentures, dated as of August 28, 2018 and March 5, 2019, respectively (collectively, the "2018 Indenture" and together with the 2015 Indenture, the "Indentures"). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

The 2026 Notes were sold in a private offering to certain institutions that then resold the 2026 Notes in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used a portion of the net proceeds of the 2026 Notes to fund the tender offers for the 2025 Notes and to pay related fees and expenses of the offerings and will use the remaining net proceeds for general corporate purposes.

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

In connection with the offering of the Initial 2026 Notes, the Company entered into a registration rights agreement, dated as of July 16, 2018, by and among the Company and the Guarantors, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Initial 2026 Notes, on the other hand, and substantially similar agreements, dated as of August 28, 2018 and March 5, 2019, respectively, with respect to the offerings of the Additional 2026 Notes (together, the "Registration Rights Agreements").

Under the Registration Rights Agreements, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the Securities and Exchange Commission ("SEC") a registration statement (the "Exchange Offer Registration Statement") relating to the registered exchange offer (the "Exchange Offer") to exchange the 2026 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2026 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after July 16, 2018 (or August 28, 2018 in the case of the Additional 2026 Notes issued on such date) (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer. The Company and the Guarantors filed the Exchange Offer Registration Statement with the SEC on May 1, 2019.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

If the Company fails to cause the Exchange Offer to be consummated on the timing described above, the annual interest rate on the 2026 Notes will increase by 0.25% during the 90-day period following the default, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2026 Notes will revert to the original rate.

Interest is payable on January 15 and July 15 of each year at a rate of 5.50% per annum. Interest paid on the 2026 Notes during fiscal 2019 was $17.2 million.

Credit Agreement

On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). On June 5, 2018, the Company and the Guarantors entered into the First Amendment (the "First Amendment") to the Credit Agreement, and on December 17, 2018, the Company and the Guarantors entered into the Second Amendment (the "Second Amendment") to the Credit Agreement. The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and was subsequently repaid in March 2018), with the remainder available, at the discretion of the Company, in up to two draws. The First Amendment, among other things, extended the delayed draw availability period from June 5, 2018 to January 3, 2019, and the Second Amendment, among other things, further extended such period to June 30, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased by up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During fiscal 2019, there were no borrowings under the Revolving Facility and the Company had no outstanding amounts under the Credit Facility as of March 30, 2019.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Credit Agreement contains various conditions, covenants and representations with which the Company must comply in order to borrow funds and to avoid an event of default, including the following financial covenants that the Company must maintain: (i) a consolidated leverage ratio not to exceed 3.0 to 1.0 as of the end of any fiscal quarter of the Company, provided that in connection with a permitted acquisition in excess of $300.0 million, the Company's maximum consolidated leverage ratio may increase on two occasions during the term of the Credit Facility to 3.5 to 1.0 for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs and (ii) an interest coverage ratio not to be less than 3.0 to 1.0 as of the end of any fiscal quarter of the Company. As of March 30, 2019, the Company was in compliance with these covenants.

Fair Value of Long-Term Debt

The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes as of March 30, 2019 and March 31, 2018 was $25.8 million and $596.5 million, respectively (compared to a carrying value of $23.4 million and $548.5 million, respectively). The estimated fair value of the 2026 Notes as of March 30, 2019 was $929.3 million (compared to a carrying value of $900.0 million). The Company considers its long-term debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes and 2026 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

Interest Expense

During fiscal 2019, the Company recognized $49.8 million of interest expense related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was partially offset by $8.8 million of interest capitalized to property and equipment. During fiscal years 2018 and 2017, the Company recognized $70.5 million and $69.9 million of interest expense, respectively, primarily related to the 2023 Notes and the 2025 Notes. Interest expense in fiscal years 2018 and 2017 was partially offset by $13.6 million of interest capitalized to property and equipment.

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

In total, the Company contributed $14.0 million, $14.0 million and $11.5 million to its domestic and foreign defined contribution plans during fiscal years 2019, 2018 and 2017, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.6 million and $4.0 million as of March 30, 2019 and March 31, 2018, respectively (included in "Other non-current assets" in the Consolidated Balance Sheets). The net periodic benefit obligations of both plans were $12.9 million and $12.7 million as of March 30, 2019 and March 31, 2018, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of March 30, 2019 and March 31, 2018. The net periodic benefit costs were approximately $0.5 million, $0.7 million and $0.6 million for fiscal years 2019, 2018 and 2017, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $18.7 million and $14.3 million as of March 30, 2019 and March 31, 2018, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $1.1 million and $1.0 million as of March 30, 2019 and March 31, 2018, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $17.6 million and $13.3 million as of March 30, 2019 and March 31, 2018, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The operating leases expire at various dates through 2034, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods. Several of these leases also include market rate rent escalations, rent holidays, and leasehold improvement incentives, all of which are recognized to expense on a straight-line basis. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately 15 years.

Rent expense under operating leases, covering facilities and equipment, was approximately $19.3 million, $16.3 million, and $14.8 million for fiscal years 2019, 2018 and 2017, respectively.

Capital Leases

In fiscal 2018, the Company entered into a capital lease for a facility in Beijing, China that will allow the Company to consolidate several leased facilities as well as provide additional manufacturing space. The lease term is expected to commence in fiscal 2021 and therefore is not recorded on the Consolidated Balance Sheet as of March 30, 2019. The lease has an initial term of five years and includes multiple renewal options, with the maximum lease term not to exceed 30 years. The minimum future payments for this lease are included in the table below.

Purchase commitments

The Company's other purchase commitments include payments due for materials and manufacturing services. The Company also has commitments for the purchase of property and equipment, a substantial majority of which will be due within the next 12 months.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company's minimum payments under non-cancelable leases and purchase commitments as of March 30, 2019, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases	Purchase Commitments
2020	$22,207	$241	$328,435
2021	13,382	1,220	24,005
2022	10,331	1,220	5,654
2023	8,224	1,220	3,596
2024	7,139	1,220	—
Thereafter	31,598	47,258	—
Total minimum payments	$92,881	$52,379	$361,690

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

11.    RESTRUCTURING

During fiscal years 2019, 2018 and 2017, the Company recorded restructuring expenses totaling approximately $50.7 million, $67.7 million, and $2.1 million, respectively, related to (1) fiscal 2019 actions to reduce operating expenses and improve manufacturing cost structure, (2) fiscal 2018 actions to improve operating efficiencies, and (3) actions resulting from the Business Combination.

In the third quarter of fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas. As a result of these actions, the Company recorded approximately $7.7 million of expenses primarily related to employee termination benefits in "Other operating expense" in the Consolidated Statement of Operations. Additionally, the Company recorded accelerated depreciation of $21.3 million (to reflect changes in estimated useful lives of certain property and equipment, pursuant to ASC 360) and impairment charges of $15.9 million (to adjust the carrying value of certain of its property and equipment to reflect its fair value, pursuant to ASC 360), which were recorded in "Cost of goods sold" and "Other operating expense," respectively, in the Consolidated Statement of Operations.

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

During fiscal 2020, the Company expects to record additional charges associated with these restructuring actions, including approximately $45.0 million to $55.0 million related to accelerated depreciation, approximately $5.0 million to $10.0 million related to employee termination benefits and approximately $5.0 million to $10.0 million related to other exit costs.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As a result of these actions, the Company (1) recorded approximately $4.5 million of expenses primarily related to employee termination benefits in "Other operating expense" in the Consolidated Statement of Operations in fiscal 2019, (2) recorded approximately $18.7 million of expenses primarily related to employee termination benefits in "Other operating expense" in the Consolidated Statement of Operations in fiscal 2018, and (3) adjusted the carrying value of certain of its held for sale assets located in China and the U.S. to fair market value in fiscal 2018 (resulting in impairment charges totaling approximately $46.3 million, pursuant to ASC 360). The fair value of the assets was based on quotes from third parties.

Primarily as a result of the Business Combination (see Note 6), during fiscal years 2019, 2018 and 2017, the Company recorded restructuring expenses (including employee termination benefits and ongoing expenses related to exited leased facilities) of approximately $1.3 million, $2.7 million and $2.1 million, respectively.

As of March 30, 2019, the restructuring obligations associated with the above actions total $8.6 million (related to employee termination benefits of $7.0 million and lease termination costs of $1.6 million), and are included in "Accrued liabilities" and "Other long-term liabilities," respectively, in the Consolidated Balance Sheets. At March 31, 2018, the restructuring obligations related to the above actions totaled $6.1 million (related to employee termination benefits), and $2.6 million (related to lease termination costs) and are included in "Accrued liabilities" and "Other long-term liabilities," respectively, in the Consolidated Balance Sheets.

12.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the U.S. The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rate to 21% from 35%, providing full expensing for investments in new and used qualified property made after September 27, 2017, and implementing a territorial tax system. In connection with the transition to the new territorial tax system, a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries was imposed for fiscal 2018 (the “Transitional Repatriation Tax”), for which an election can be made to pay over eight years. In addition, the Tax Act included two new U.S. tax base erosion provisions, the Global Intangible Low-Taxed Income ("GILTI") provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions, which became effective for the Company during fiscal 2019. The GILTI provisions generally result in inclusion of income earned by foreign subsidiaries in the U.S. taxable income.

In response to the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 which allowed companies to recognize provisional estimates in the preparation of a Company’s financial statements and permitted up to a one year measurement period after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

During fiscal 2018, the Company recorded a net provisional tax expense of $77.3 million for the estimated effects of the Tax Act. This was comprised of a provisional Transitional Repatriation Tax expense of $116.4 million, offset by a provisional deferred tax benefit of $39.1 million from the remeasurement of U.S. deferred tax assets and liabilities. The Company completed its analysis of the impact of the Tax Act during the third quarter of fiscal 2019, and during the first three quarters of fiscal 2019 recorded a net discrete income tax benefit adjustment of $17.0 million to the prior year provisional estimates, comprised of a $1.9 million reduction to the provisional Transitional Repatriation Tax and a $15.1 million increase in U.S. deferred tax assets.

The GILTI provisions became effective for the Company in fiscal 2019 and resulted in a net $30.4 million tax expense, consisting of a $70.8 million expense related to the inclusion of unremitted foreign earnings offset by a $40.4 million tax benefit from additional foreign tax credits. The Company has made an accounting policy decision under U.S. GAAP to treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense (the “period cost method”).

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2019	2018	2017
United States	$(297,975)	$(151,083)	$2,439
Foreign	389,767	168,228	24,866
Total	$91,792	$17,145	$27,305

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Current (expense) benefit:
Federal	$17,222	$(28,168)	$(23,835)
State	209	(229)	(476)
Foreign	(46,267)	(61,284)	(47,579)
	(28,836)	(89,681)	(71,890)
Deferred benefit (expense):
Federal	$55,833	$11,817	$2,762
State	946	253	3,659
Foreign	13,390	20,178	21,606
	70,169	32,248	28,027
Total	$41,333	$(57,433)	$(43,863)

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2019, 2018 and 2017 is as follows (dollars in thousands):

	Fiscal Year
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$(19,276)	21.0%	$(5,407)	31.5%	$(9,557)	35.0%
(Increase) decrease resulting from:
State benefit (provision), net of federal (provision) benefit	710	(0.8)	474	(2.8)	(662)	2.4
Tax credits	69,856	(76.1)	38,054	(221.9)	15,352	(56.2)
Effect of changes in income tax rate applied to net deferred tax assets	12,972	(14.1)	39,168	(228.4)	1,163	(4.3)
Foreign tax rate difference	41,672	(45.4)	21,829	(127.3)	(11,298)	41.4
Foreign permanent differences and related items	6,825	(7.4)	(2,598)	15.2	(8,432)	30.9
Change in valuation allowance	2,353	(2.6)	(1,632)	9.5	1,363	(5.0)
Stock-based compensation	(7,694)	8.4	9,924	(57.9)	(3,228)	11.8
Tax reserve adjustments	5,213	(5.7)	(29,188)	170.2	(21,789)	79.8
Actual and deemed dividend	(76,215)	83.0	(5,098)	29.7	(6,989)	25.6
U.S. Tax Toll Charge	1,897	(2.1)	(116,419)	679.0	—	—
Intra-entity transfer	3,935	(4.3)	(6,873)	40.1	—	—
Other income tax (expense) benefit	(915)	1.1	333	(1.9)	214	(0.8)
	$41,333	(45.0)%	$(57,433)	335.0%	$(43,863)	160.6%

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2019	2018
Deferred income tax assets:
Inventory reserve	$8,588	$9,894
Equity compensation	27,380	37,724
Net operating loss carry-forwards	13,744	50,128
Research and other credits	95,640	39,513
Employee benefits	13,070	12,842
Other deferred assets	19,457	16,620
Total deferred income tax assets	177,879	166,721
Valuation allowance	(40,433)	(42,787)
Total deferred income tax assets, net of valuation allowance	$137,446	$123,934

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(45,665)	$(101,261)
Accumulated depreciation/basis difference	(62,097)	(63,363)
Total deferred income tax liabilities	(107,762)	(164,624)
Net deferred income tax asset (liabilities)	$29,684	$(40,690)

Amounts included in the Consolidated Balance Sheets:
Non-current assets	30,017	22,394
Non-current liabilities	(333)	(63,084)

Net deferred income tax asset (liabilities)	$29,684	$(40,690)

The Company has recorded a $40.4 million and a $42.8 million valuation allowance against the U.S. and foreign deferred tax assets as of March 30, 2019 and March 31, 2018, respectively. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of the deferred tax assets of the Company on a quarterly basis.

The valuation allowance against deferred tax assets decreased by $2.4 million in fiscal 2019. The decrease was comprised of a $1.5 million decrease in the state deferred tax asset for net operating losses and credits, and a $0.9 million decrease for deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2019, a $1.1 million valuation allowance remained against deferred assets at foreign subsidiaries and a $39.3 million valuation allowance remained against state deferred tax assets.

The valuation allowance against deferred tax assets increased by $9.7 million in fiscal 2018. The increase was comprised of a $6.8 million increase resulting from tax rate changes, primarily the federal rate changes enacted in the Tax Act, a $1.9 million increase in the state deferred tax for net operating losses and tax credits, a $1.0 million increase for deferred tax assets for net operating losses at foreign subsidiaries and a $0.5 million increase in the valuation allowance for state tax credits due to the adoption of ASU 2016-09. It was partially offset by a $0.5 million decrease in valuation allowance for federal deferred tax assets for foreign tax credits. At the end of fiscal

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2018, a $2.0 million valuation allowance remained against deferred tax assets at foreign subsidiaries and a $40.8 million valuation allowance remained against domestic deferred tax assets.

The valuation allowance against deferred tax assets decreased by $1.6 million in fiscal 2017. The decrease was comprised of a $5.2 million decrease in the valuation allowance for foreign deferred tax assets primarily resulting from the removal of the valuation allowance at a China manufacturing subsidiary as management has determined it is more likely than not that the related deferred tax assets will be realized. The decrease was offset by a $2.8 million increase in the valuation allowance for federal deferred tax assets for foreign tax credits and state deferred tax assets for net operating losses and tax credits, as well as a $0.8 million increase for deferred tax assets for net operating losses at other foreign subsidiaries. At the end of fiscal 2017, a $0.8 million valuation allowance remained against deferred tax assets at other foreign subsidiaries and a $32.3 million valuation allowance remained against domestic deferred tax assets.

During fiscal 2017, the Company's China manufacturing subsidiary, which operates as a cost-plus manufacturer for another Qorvo subsidiary, exited its start-up operational phase and generated sufficient income to substantially offset the losses earned in prior years. The balance of the cumulative pre-tax book loss was expected to be offset by income in the first half of fiscal 2018 as production at the assembly and test facility continued to increase as the Company reduced its dependence on outside assembly and test subcontractors. After evaluating the positive and negative evidence, management determined that it was more likely than not that the deferred tax assets of this China manufacturing subsidiary would be realized and a valuation allowance would not be provided as of the end of fiscal 2017.

As of March 30, 2019, the Company had federal loss carryovers of approximately $39.6 million that expire in fiscal years 2020 to 2030 if unused and state losses of approximately $105.2 million that expire in fiscal years 2020 to 2039 if unused. Federal research credits of $127.6 million, and state credits of $64.9 million may expire in fiscal years 2020 to 2039 and 2020 to 2037, respectively. Foreign losses in the Netherlands of approximately $5.1 million expire in fiscal years 2020 to 2027. Included in the amounts above may be certain net operating losses and other tax attribute assets acquired in conjunction with acquisitions in the current and prior years. The utilization of acquired domestic assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested, except for the earnings of Qorvo International Pte. Ltd., our operating subsidiary in Singapore. No provision for U.S. federal income, state income or foreign local withholding taxes has been made with respect to the undistributed earnings of any other foreign subsidiary. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

The Company has foreign subsidiaries with tax holiday agreements in Singapore and Costa Rica. These tax holiday agreements have varying rates and expire in December 2021 and March 2024, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company does not expect that the Singapore legislation enacted in February 2017, which will exclude from the Company's existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021, will have an impact on the Company. Income tax expense decreased by $34.6 million (an impact of approximately $0.28 and $0.27 per basic and diluted share, respectively) in fiscal 2019 and $7.9 million (an impact of approximately $0.06 per basic and diluted share) in fiscal 2018 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $103.2 million as of March 30, 2019, $122.8 million as of March 31, 2018, and $90.6 million as of April 1, 2017. Of these amounts, $99.1 million (net of federal benefit of state taxes), $118.7 million (net of federal benefit of state taxes) and $84.4 million (net of federal benefit of state taxes) as of March 30, 2019, March 31, 2018, and April 1, 2017, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits decreased from $122.8 million as of March 31, 2018 to $103.2 million as of March 30, 2019, primarily due to lapses of statutes of limitations, the conclusion of examinations by

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

U.S. and Singapore tax authorities, the finalization of Regulations related to the Transitional Repatriation Tax, and finalization of the provisional estimates related to the impact of the Tax Act.

A reconciliation of fiscal 2017 through fiscal 2019 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Beginning balance	$122,823	$90,615	$69,052
Additions based on positions related to current year	7,193	26,431	20,036
Additions for tax positions in prior years	8,369	5,844	1,878
Reductions for tax positions in prior years	(24,932)	(67)	(29)
Expiration of statute of limitations	(6,972)	—	(322)
Settlements	(3,303)	—	—
Ending balance	$103,178	$122,823	$90,615

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2019, 2018 and 2017, the Company recognized $(0.2) million, $(2.5) million and $2.1 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $4.4 million, $4.6 million and $7.1 million as of March 30, 2019, March 31, 2018, and April 1, 2017, respectively.

The unrecognized tax benefits of $103.2 million and accrued interest and penalties of $4.4 million at the end of fiscal 2019 are recorded on the Consolidated Balance Sheet as a $14.8 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Within the next 12 months, the Company believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced for tax positions taken in prior years, which will be with respect to uncertainty on the timing of the tax deductions.

Income taxes payable of $41.6 million and $60.0 million as of March 30, 2019 and March 31, 2018, respectively, are included in "Other current liabilities" in the Consolidated Balance Sheets. Income taxes receivable of $6.2 million as of March 30, 2019 is included in “Other current assets” in the Consolidated Balance Sheets. Long term income taxes payable of $5.7 million as of March 30, 2019, which relates to the Transitional Repatriation Tax which the Company has elected to pay over eight years, is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

Qorvo’s fiscal 2016 U.S. federal and state tax returns and subsequent tax years remain open for examination. Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment. The Internal Revenue Service concluded its examination of the federal tax return for the short period ended January 1, 2015 for RFMD during fiscal 2019 with minimal adjustments. The Inland Revenue Authority of Singapore similarly concluded its examination of the Singapore tax returns during fiscal 2019 for calendar years 2012 through fiscal 2015, resulting in a settlement of approximately $3.3 million which had previously been substantially accrued as an unrecognized tax benefit. All years subsequent to fiscal 2015 remain open for examination by the Inland Revenue Authority of Singapore. An examination by taxing authorities of the Company's China subsidiary in Beijing of its calendar year 2013 through 2015 tax returns was completed in fiscal 2018 with minimal adjustments, and returns for subsequent tax years remain open for examination, as do all returns for the China subsidiary in Dezhou. An examination by the German taxing authorities of the returns for calendar years 2013 through 2015 was completed during fiscal 2017 with minimal adjustments, and returns for subsequent tax years remain open for examination.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	For Fiscal Year
	2019	2018	2017
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$133,125	$(40,288)	$(16,558)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	124,534	126,946	127,121
Effect of dilutive securities:
Stock-based awards	2,822	—	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	127,356	126,946	127,121
Basic net income (loss) per share	$1.07	$(0.32)	$(0.13)
Diluted net income (loss) per share	$1.05	$(0.32)	$(0.13)

In the computation of diluted net income (loss) per share for fiscal years 2019, 2018 and 2017, approximately 0.3 million shares, 3.7 million shares and 4.8 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

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

2008 Inducement Award Plan - TriQuint Semiconductor, Inc.
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

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012, assumed by the Company in connection with the Business Combination and reapproved by the Company's stockholders on August 8, 2017 for purposes of Section 162(m) of the Code. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 30, 2019, 3.3 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2019 under the 2012 Plan was 0.2 million shares.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the “2013 Incentive Plan”), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years. As of March 30, 2019, 2.1 million shares were available for issuance under the 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2019, 2018 and 2017. As of March 30, 2019, 0.3 million shares were available for issuance under the 2015 Inducement Plan.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 30, 2019, 4.1 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.5 million, 0.5 million and 0.7 million shares under the ESPP in fiscal years 2019, 2018 and 2017, respectively.

For fiscal years 2019, 2018 and 2017, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2019, 2018 and 2017 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one-, two- and three-year performance periods. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2019, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2019, stock-based compensation of $21.8 million was recognized upon the grant of 0.2 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $71.6 million, $68.2 million and $88.8 million, for fiscal years 2019, 2018 and 2017, respectively, net of expense capitalized into inventory.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of activity under the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2018	2,623	$20.06
Granted	—	—
Exercised	(727)	$19.25
Canceled	(8)	$16.82
Forfeited	(2)	$56.91
Outstanding as of March 30, 2019	1,886	$20.36	2.98	$96,925
Vested and expected to vest as of March 30, 2019	1,886	$20.36	2.98	$96,925
Options exercisable as of March 30, 2019	1,886	$20.34	2.98	$96,925

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $71.73 as of March 29, 2019 (the last business day prior to the fiscal year end on March 30, 2019), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of March 30, 2019, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the expected volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2019, 2018 and 2017.

The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $37.9 million, $87.8 million and $81.0 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $40.8 million for fiscal 2019 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

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

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s method of calculating the expected term of an option assumes that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or canceled. The Company believes that this method provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 31, 2018	2,187	$59.46
Granted	869	81.83
Vested	(944)	58.08
Forfeited	(118)	64.01
Balance at March 30, 2019	1,994	$69.03

As of March 30, 2019, total remaining unearned compensation cost related to unvested restricted stock units was $74.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

The total fair value of restricted stock units that vested during fiscal years 2019, 2018 and 2017 was $77.5 million, $73.2 million and $46.1 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

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

On November 3, 2016, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $500.0 million of the Company's outstanding stock, which included approximately $150.0 million authorized on the $1.0 billion repurchase program that expired November 4, 2016 (the "2016 program").

On May 23, 2018, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock, which included approximately $126.3 million authorized under the 2016 program which was terminated concurrent with the new authorization. Similar to the 2016 program, under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company repurchased 9.1 million shares, 2.9 million shares, and 4.1 million shares (inclusive of 0.4 million shares received under the ASR agreement) of its common stock during fiscal years 2019, 2018 and 2017, respectively, at an aggregate cost of $638.1 million, $219.9 million and $209.4 million, respectively, in accordance with the share repurchase programs described above. As of March 30, 2019, $397.9 million remains available for future repurchases under our current share repurchase program.

Common Stock Reserved For Future Issuance

At March 30, 2019, the Company had reserved a total of approximately 13.6 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	1,886
Possible future issuance under Company stock incentive plans	5,597
Employee stock purchase plan	4,126
Restricted stock-based units outstanding	1,994
Total shares reserved	13,603

16.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's reportable operating segments as of March 30, 2019 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

IDP is a global supplier of RF and system-on-a-chip solutions for cellular base stations and other wireless communications infrastructure, defense, smart home, automotive and other IoT applications.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s reportable operating segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2019	2018	2017
Revenue:
MP	$2,197,660	$2,181,161	$2,384,041
IDP	892,665	788,495	644,653
All other (1)	—	3,880	3,880
Total revenue	$3,090,325	$2,973,536	$3,032,574
Operating income (loss):
MP	$558,990	$549,574	$554,001
IDP	267,304	235,719	152,539
All other	(609,828)	(715,011)	(618,481)
Operating income	$216,466	$70,282	$88,059
Interest expense	$(43,963)	$(59,548)	$(58,879)
Interest income	10,971	7,017	1,212
Other expense (Note 8)	(91,682)	(606)	(3,087)
Income before income taxes	$91,792	$17,145	$27,305

(1) "All other" revenue relates to royalty income that was not allocated to MP or IDP for fiscal years 2018 and 2017. As a result of the adoption of ASU 2014-09, income related to a right-to-use license of intellectual property was recognized at a point-in-time and, therefore, was included as a transition adjustment impacting retained earnings.

	Fiscal Year
	2019	2018	2017
Reconciliation of “All other” category:
Stock-based compensation expense	$(71,580)	$(68,158)	$(88,845)
Amortization of intangible assets	(453,515)	(539,362)	(494,387)
Acquisition and integration related costs	(8,522)	(10,561)	(25,391)
Restructuring costs (Note 11)	(13,467)	(21,406)	(1,696)
Start-up costs	(18,035)	(24,271)	(9,694)
Asset impairment and accelerated depreciation (Note 11)	(37,246)	(38,000)	—
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	(7,463)	(13,253)	1,532
Loss from operations for “All other”	$(609,828)	$(715,011)	$(618,481)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Revenue:
China	$1,747,955	$1,539,730	1,866,028
Taiwan	547,035	564,751	398,390
United States	480,352	524,472	467,031
Other Asia	151,293	224,781	176,677
Europe	144,009	98,521	88,638
Other	19,681	21,281	35,810
Total Revenue	$3,090,325	$2,973,536	$3,032,574

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components.

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 30, 2019	March 31, 2018
Long-lived tangible assets:
United States	$1,106,705	$1,089,157
China	216,342	217,205
Other countries	43,466	67,750

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the Indentures governing the Notes, the Company's obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent Company"). A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the Indentures;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Balance Sheet
	March 30, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$231,865	$479,170	$—	$711,035
Accounts receivable, less allowance	—	47,181	330,991	—	378,172
Intercompany accounts and note receivable	—	381,558	62,640	(444,198)	—
Inventories	—	173,885	359,252	(21,344)	511,793
Prepaid expenses	—	24,087	1,679	—	25,766
Other receivables	—	5,121	16,813	—	21,934
Other current assets	—	33,956	2,354	(169)	36,141
Total current assets	—	897,653	1,252,899	(465,711)	1,684,841
Property and equipment, net	—	1,090,171	268,040	8,302	1,366,513
Goodwill	—	1,122,629	1,051,260	—	2,173,889
Intangible assets, net	—	214,348	193,862	—	408,210
Long-term investments	—	4,969	92,817	—	97,786
Long-term intercompany accounts and notes receivable	—	1,239,474	93,923	(1,333,397)	—
Investment in subsidiaries	6,540,081	2,321,170	—	(8,861,251)	—
Other non-current assets	17,245	46,784	28,234	(15,478)	76,785
Total assets	$6,557,326	$6,937,198	$2,981,035	$(10,667,535)	$5,808,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$95,089	$138,218	$—	$233,307
Intercompany accounts and notes payable	—	62,640	381,558	(444,198)	—
Accrued liabilities	11,174	96,238	51,781	1,323	160,516
Other current liabilities	—	—	41,960	(169)	41,791
Total current liabilities	11,174	253,967	613,517	(443,044)	435,614
Long-term debt	919,270	—	—	—	919,270
Deferred tax liabilities	—	30,361	333	(30,361)	333
Long-term intercompany accounts and notes payable	1,267,203	66,195	—	(1,333,398)	—
Other long-term liabilities	—	46,594	46,534	—	93,128
Total liabilities	2,197,647	397,117	660,384	(1,806,803)	1,448,345
Total stockholders’ equity	4,359,679	6,540,081	2,320,651	(8,860,732)	4,359,679
Total liabilities and stockholders’ equity	$6,557,326	$6,937,198	$2,981,035	$(10,667,535)	$5,808,024

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Operations and Comprehensive Income
	Fiscal Year 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$997,043	$2,835,977	$(742,695)	3,090,325
Cost of goods sold	—	911,837	1,642,313	(659,008)	1,895,142
Gross profit	—	85,206	1,193,664	(83,687)	1,195,183
Operating expenses:
Research and development	28,717	13,914	414,571	(6,720)	450,482
Selling, general and administrative	42,377	206,604	305,060	(77,967)	476,074
Other operating expense	486	39,729	11,470	476	52,161
Total operating expenses	71,580	260,247	731,101	(84,211)	978,717
Operating income (loss)	(71,580)	(175,041)	462,563	524	216,466
Interest expense	(42,482)	(2,106)	(971)	1,596	(43,963)
Interest income	—	3,717	8,851	(1,597)	10,971
Other (expense) income	(90,201)	455	(1,936)	—	(91,682)
Income (loss) before income taxes	(204,263)	(172,975)	468,507	523	91,792
Income tax benefit (expense)	49,642	24,568	(32,877)	—	41,333
Income in subsidiaries	287,746	435,630	—	(723,376)	—
Net income	$133,125	$287,223	$435,630	$(722,853)	$133,125

Comprehensive income	$129,253	$286,662	$432,023	$(718,685)	$129,253

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$1,137,783	$2,689,676	$(853,923)	2,973,536
Cost of goods sold	—	828,496	1,723,829	(725,755)	1,826,570
Gross profit	—	309,287	965,847	(128,168)	1,146,966
Operating expenses:
Research and development	27,688	54,663	382,109	(19,357)	445,103
Selling, general and administrative	39,882	248,601	349,739	(110,471)	527,751
Other operating expense	588	89,454	13,463	325	103,830
Total operating expenses	68,158	392,718	745,311	(129,503)	1,076,684
Operating income (loss)	(68,158)	(83,431)	220,536	1,335	70,282
Interest expense	(58,133)	(2,340)	(1,505)	2,430	(59,548)
Interest income	—	2,696	6,751	(2,430)	7,017
Other (expense) income	(929)	973	(642)	(8)	(606)
Income (loss) before income taxes	(127,220)	(82,102)	225,140	1,327	17,145
Income tax expense	(26)	(15,586)	(41,821)	—	(57,433)
Income in subsidiaries	86,958	183,319	—	(270,277)	—
Net (loss) income	$(40,288)	$85,631	$183,319	$(268,950)	$(40,288)

Comprehensive (loss) income	$(38,734)	$87,654	$186,172	$(273,826)	$(38,734)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$1,316,576	$2,918,865	$(1,202,867)	3,032,574
Cost of goods sold	—	979,190	2,023,715	(1,105,843)	1,897,062
Gross profit	—	337,386	895,150	(97,024)	1,135,512
Operating expenses:
Research and development	35,379	40,918	416,869	(22,330)	470,836
Selling, general and administrative	53,465	253,531	370,812	(132,220)	545,588
Other operating expense	—	16,065	8,409	6,555	31,029
Total operating expenses	88,844	310,514	796,090	(147,995)	1,047,453
Operating income (loss)	(88,844)	26,872	99,060	50,971	88,059
Interest expense	(57,344)	(2,619)	(3,129)	4,213	(58,879)
Interest income	—	4,457	759	(4,004)	1,212
Other (expense) income	—	426	(1,999)	(1,514)	(3,087)
Income (loss) before income taxes	(146,188)	29,136	94,691	49,666	27,305
Income tax (expense) benefit	46,003	(63,893)	(25,973)	—	(43,863)
Income in subsidiaries	83,627	68,718	—	(152,345)	—
Net (loss) income	$(16,558)	$33,961	$68,718	$(102,679)	$(16,558)

Comprehensive (loss) income	$(17,731)	$34,014	$67,492	$(101,506)	$(17,731)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$776,598	$(675,191)	$708,957	$—	$810,364
Investing activities:
Purchase of property and equipment	—	(183,482)	(37,455)	—	(220,937)
Purchase of available-for-sale securities	—	(132,732)	—	—	(132,732)
Proceeds from sales and maturities of available-for-sale debt securities	—	133,132	—	—	133,132
Other investing	—	(3,581)	(23,436)	—	(27,017)
Net transactions with related parties	—	505,050	—	(505,050)	—
Net cash (used in) provided by investing activities	—	318,387	(60,891)	(505,050)	(247,554)
Financing activities:
Repurchase of debt	(1,050,680)	—	—	—	(1,050,680)
Proceeds from debt issuances	905,350	—	—	—	905,350
Repurchase of common stock, including transaction costs	(638,074)	—	—	—	(638,074)
Proceeds from the issuance of common stock	41,289	—	—	—	41,289
Tax withholding paid on behalf of employees for restricted stock units	(24,835)	—	—	—	(24,835)
Other financing activities	(9,648)	—	(66)	—	(9,714)
Net transactions with related parties	—	(40,645)	(464,405)	505,050	—
Net cash used in financing activities	(776,598)	(40,645)	(464,471)	505,050	(776,664)
Effect of exchange rate changes on cash	—	—	(1,166)	—	(1,166)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(397,449)	182,429	—	(215,020)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$231,865	$479,517	$—	$711,382

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$196,848	$165,883	$489,789	$—	$852,520
Investing activities:
Purchase of property and equipment	—	(226,860)	(42,975)	—	(269,835)
Other investing	—	22,800	(30,374)	—	(7,574)
Net transactions with related parties	—	439,925	(24,100)	(415,825)	—
Net cash (used in) provided by investing activities	—	235,865	(97,449)	(415,825)	(277,409)
Financing activities:
Payment of debt	(107,729)	—	—	—	(107,729)
Proceeds from debt issuances	100,000	—	—	—	100,000
Repurchase of common stock, including transaction costs	(219,907)	—	—	—	(219,907)
Proceeds from the issuance of common stock	57,412	—	—	—	57,412
Tax withholding paid on behalf of employees for restricted stock units	(24,708)	—	—	—	(24,708)
Other financing	(1,916)	—	—	—	(1,916)
Net transactions with related parties	—	1,380	(417,205)	415,825	—
Net cash (used in) provided by financing activities	(196,848)	1,380	(417,205)	415,825	(196,848)
Effect of exchange rate changes on cash	—	—	2,360	—	2,360
Net increase (decrease) in cash, cash equivalents and restricted cash	—	403,128	(22,505)	—	380,623
Cash, cash equivalents and restricted cash at the beginning of the period	—	226,186	319,593	—	545,779
Cash, cash equivalents and restricted cash at the end of the period	$—	$629,314	$297,088	$—	$926,402

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Condensed Consolidating Statement of Cash Flows
	Fiscal Year 2017
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by operating activities	$165,660	$175,988	$435,172	$—	$776,820
Investing activities:
Purchase of property and equipment	—	(424,175)	(128,527)	—	(552,702)
Purchase of available-for-sale securities	—	(469)	—	—	(469)
Proceeds from maturities of available-for-sale securities	—	186,793	—	—	186,793
Purchase of business, net of cash acquired	—	—	(117,994)	—	(117,994)
Other investing	—	3,924	(9,900)	—	(5,976)
Net transactions with related parties	—	61,891	—	(61,891)	—
Net cash used in investing activities	—	(172,036)	(256,421)	(61,891)	(490,348)
Financing activities:
Repurchase of common stock, including transaction costs	(209,357)	—	—	—	(209,357)
Proceeds from the issuance of common stock	59,148	—	—	—	59,148
Tax withholding paid on behalf of employees for restricted stock units	(15,516)	—	—	—	(15,516)
Other financing	65	14	(4)	—	75
Net transactions with related parties	—	1,587	(63,478)	61,891	—
Net cash (used in) provided by financing activities	(165,660)	1,601	(63,482)	61,891	(165,650)
Effect of exchange rate changes on cash	—	—	(1,105)	—	(1,105)
Net increase in cash, cash equivalents and restricted cash	—	5,553	114,164	—	119,717
Cash, cash equivalents and restricted cash at the beginning of the period	—	220,633	205,429	—	426,062
Cash, cash equivalents and restricted cash at the end of the period	$—	$226,186	$319,593	$—	$545,779

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2019 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$692,670		$884,443		$832,330		$680,882
Gross profit	236,733		353,514		338,363	(1)	266,573	(1)
Net (loss) income	(29,993)	(1),(2),(3),(4)	32,084	(1),(2),(3)	69,517	(1),(2),(3)	61,517	(1),(3),(5)
Net (loss) income per share:
Basic	$(0.24)		$0.26		$0.56		$0.51
Diluted	$(0.24)		$0.25		$0.55		$0.50

Fiscal 2018 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$640,831		$821,583		$845,739		$665,383
Gross profit	236,377		321,022		336,927		252,640
Net (loss) income	(30,624)	(1),(2),(6)	35,919	(1),(2),(6)	(33,082)	(1),(2),(6),(7)	(12,501)	(1),(2),(3),(6),(8)
Net (loss) income per share:
Basic	$(0.24)		$0.28		$(0.26)		$(0.10)
Diluted	$(0.24)		$0.27		$(0.26)		$(0.10)

1. The Company recorded restructuring expenses, including accelerated depreciation and impairment charges on certain property and equipment, of $2.8 million, $0.5 million, $19.5 million and $27.9 million in the first, second, third and fourth quarters of fiscal 2019, respectively. The Company recorded restructuring expenses, including impairment charges on certain property and equipment, of $0.5 million, $10.5 million, $15.2 million and $41.5 million in the first, second, third and fourth quarters of fiscal 2018, respectively (Note 11).
2. The Company recorded start-up expenses of $5.3 million, $5.9 million and $6.8 million in the first, second and third quarters of fiscal 2019, respectively. The Company recorded start-up expenses of $6.6 million, $7.2 million, $5.4 million and $5.1 million in the first, second, third and fourth quarters of fiscal 2018, respectively.
3. The Company recorded losses on debt extinguishment of $33.4 million, $48.8 million, $1.8 million and $6.2 million in the first, second, third and fourth quarters of fiscal 2019, respectively. The Company recorded a loss on debt extinguishment of $0.9 million in the fourth quarter of fiscal 2018 (Note 8).
4. Income tax benefit of $32.1 million for the first quarter of fiscal 2019 relates primarily to a discrete provisional benefit for adjustments to a third quarter fiscal 2018 provisional estimate of the impact of the Tax Act (Note 12).
5. Income tax benefit of $11.3 million for the fourth quarter of fiscal 2019 relates primarily to a discrete benefit for the recognition of a previously unrecognized tax benefit as a result of legislative guidance issued during the year (Note 12).
6. The Company recorded integration related expenses of $1.5 million, $1.8 million, $1.7 million and $1.2 million in the first, second, third and fourth quarters of fiscal 2018, respectively, associated with the Business Combination (Note 6).
7. Income tax expense of $98.5 million for the third quarter of fiscal 2018 relates primarily to a discrete provisional tax expense related to the enactment of the Tax Act (Note 12).
8. Income tax benefit of $31.2 million for the fourth quarter of fiscal 2018 relates primarily to a discrete provisional benefit for adjustments to a third quarter fiscal 2018 provisional estimate of the impact of the Tax Act (Note 12).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2019 and fiscal 2018 contained a comparable number of weeks (13 weeks).

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. SUBSEQUENT EVENT

On May 6, 2019, the Company completed the acquisition of Active-Semi International, Inc. ("Active-Semi") for a cash purchase price of approximately $325.0 million, subject to customary purchase price adjustments. Active-Semi is a private fabless supplier of programmable analog power solutions and will become part of the Company's IDP operating segment. The acquisition is expected to expand IDP's product offerings to existing customers as well as expand the Company's offerings into the power management markets.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Qorvo, Inc. and subsidiaries (the Company) as of March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended March 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019, and the results of its operations and its cash flows for the year ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 17, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Raleigh, North Carolina
May 17, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended March 30, 2019, and the related notes and our report dated May 17, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP
Raleigh, North Carolina
May 17, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qorvo, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Qorvo, Inc. and subsidiaries (the Company) as of March 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2014 to 2018.
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

Management assessed the effectiveness of our internal control over financial reporting as of March 30, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 30, 2019, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst &Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 30, 2019, which is included in this Annual Report on Form 10-K under Part II, Item 8 "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Delinquent Section 16(a) Reports," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018.

ii.	Consolidated Statements of Operations for fiscal years 2019, 2018 and 2017.

iii.	Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2019, 2018 and 2017.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2019, 2018 and 2017.

v.	Consolidated Statements of Cash Flows for fiscal years 2019, 2018 and 2017.

vi.	Notes to Consolidated Financial Statements.

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
4.2
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3
Supplemental Indenture No. 1, dated as of June 29, 2018 among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018)

4.4
Supplemental Indenture No. 2, dated as of August 28, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.5
Indenture, dated as of July 16, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018)

4.6
Supplemental Indenture, dated as of August 28, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.7
Second Supplemental Indenture, dated as of March 5, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019)

4.8
Registration Rights Agreement, dated as of July 16, 2018, by and among Qorvo, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018)

4.9
Registration Rights Agreement, dated as of August 28, 2018, by and among Qorvo, Inc. the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.10
Registration Rights Agreement, dated as of March 5, 2019, by and among Qorvo, Inc. the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019)

4.11	Description of Securities

10.1
Qorvo, Inc. 2007 Employee Stock Purchase Plan (As Assumed and Amended by Qorvo, Inc., and as further amended, effective February 8, 2017) (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 23, 2017)*

10.2
Qorvo, Inc. 2013 Incentive Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.3
Qorvo, Inc. 2012 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.4
Qorvo, Inc. 2009 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.5
Qorvo, Inc. 2008 Inducement Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.6
Qorvo, Inc. 1996 Stock Incentive Program (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))*

10.7
Qorvo, Inc. 2012 Stock Incentive Plan (As Assumed by Qorvo, Inc. and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.8
2003 Stock Incentive Plan of Qorvo, Inc. (As Assumed and Amended by Qorvo, Inc. Effective January 1, 2015) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.9
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.10
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

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

10.17
Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc. (incorporated by reference to Exhibit 10.1 to RFMD’s Quarterly Report on Form 10-Q/A filed with the SEC on January 3, 2013 (File No. 000-22511))

10.18
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.19
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.20
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.21
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.22	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*
10.23
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.24
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.25
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.26
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.27
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

10.29
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.30	Qorvo, Inc. Director Compensation Program, effective August 3, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*
10.31
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.32
Credit Agreement, dated as of December 5, 2017, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, TD Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Bank of the West, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017)

10.33
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.34
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.35
First Amendment to Credit Agreement, dated as of June 5, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)

10.36
Second Amendment to Credit Agreement, dated as of December 17, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018)

21	Subsidiaries of Qorvo, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018, (ii) the Consolidated Statements of Operations for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, (iii) the Consolidated Statements of Stockholders' Equity for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, and (v) the Notes to the Consolidated Financial Statements.

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

Qorvo, Inc.

Date:	May 17, 2019	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2019.

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