Form 10-Q
period 2019-06-29
Qorvo, Inc.
filed 2019-08-06
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____
Commission File Number 001-36801
Qorvo, Inc.
(Exact name of registrant as specified in its charter)

Delaware		46-5288992
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

7628 Thorndike Road
Greensboro	North Carolina	27409-9421
(Address of principal executive office)		(Zip code)
(336) 664-1233
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QRVO	The Nasdaq Stock Market LLC
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

As of July 26, 2019, there were 117,784,657 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 29, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$629,599	$711,035
Accounts receivable, less allowance of $32 and $40 as of June 29, 2019 and March 30, 2019, respectively	326,714	378,172
Inventories (Note 3)	517,755	511,793
Prepaid expenses	31,894	25,766
Other receivables	16,506	21,934
Other current assets	34,365	36,141
Total current assets	1,556,833	1,684,841
Property and equipment, net of accumulated depreciation of $1,271,785 at June 29, 2019 and $1,218,507 at March 30, 2019	1,309,471	1,366,513
Goodwill (Note 4)	2,300,912	2,173,889
Intangible assets, net (Note 4)	508,159	408,210
Long-term investments (Note 5)	97,990	97,786
Other non-current assets (Note 6)	153,016	76,785
Total assets	$5,926,381	$5,808,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,735	$233,307
Accrued liabilities	168,643	160,516
Current portion of long-term debt (Note 7)	1,732	80
Other current liabilities (Note 6)	57,036	41,711
Total current liabilities	452,146	435,614
Long-term debt (Note 7)	1,018,614	920,935
Other long-term liabilities (Note 6)	118,278	91,796
Total liabilities	1,589,038	1,448,345
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 117,943 and 119,063 shares issued and outstanding at June 29, 2019 and March 30, 2019, respectively	4,625,566	4,687,455
Accumulated other comprehensive loss, net of tax	(6,681)	(6,624)
Accumulated deficit	(281,542)	(321,152)
Total stockholders’ equity	4,337,343	4,359,679
Total liabilities and stockholders’ equity	$5,926,381	$5,808,024
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Revenue	$775,598	$692,670
Cost of goods sold	481,309	455,937
Gross profit	294,289	236,733
Operating expenses:
Research and development	118,920	110,903
Selling, general and administrative	88,979	135,930
Other operating expense (Notes 4 and 10)	31,164	9,115
Total operating expenses	239,063	255,948
Operating income (loss)	55,226	(19,215)
Interest expense (Note 7)	(11,864)	(14,353)
Interest income	2,946	3,394
Other expense (Note 7)	(1,111)	(31,955)

Income (loss) before income taxes	45,197	(62,129)

Income tax (expense) benefit (Note 12)	(5,656)	32,136
Net income (loss)	$39,541	$(29,993)

Net income (loss) per share (Note 13):
Basic	$0.33	$(0.24)
Diluted	$0.33	$(0.24)

Weighted average shares of common stock outstanding (Note 13):
Basic	118,756	126,198
Diluted	121,123	126,198

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net income (loss)	$39,541	$(29,993)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	—	5
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(213)	(2,213)
Reclassification adjustments, net of tax:
Foreign currency loss included in net income (loss)	122	—
Amortization of pension actuarial loss	34	24
Other comprehensive loss	(57)	(2,184)
Total comprehensive income (loss)	$39,484	$(32,177)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
	Shares	Amount			Total
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	39,541	39,541
Other comprehensive loss	—	—	(57)	—	(57)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	185	(3,576)	—	—	(3,576)
Issuance of common stock in connection with employee stock purchase plan	239	14,948	—	—	14,948
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(1,544)	(100,073)	—	—	(100,073)
Stock-based compensation	—	26,812	—	—	26,812
Balance, June 29, 2019	117,943	$4,625,566	$(6,681)	$(281,542)	$4,337,343

Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net loss	—	—	—	(29,993)	(29,993)
Other comprehensive loss	—	—	(2,184)	—	(2,184)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	266	(4,575)	—	—	(4,575)
Issuance of common stock in connection with employee stock purchase plan	249	14,282	—	—	14,282
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(1,239)	(100,004)	—	—	(100,004)
Stock-based compensation	—	20,523	—	—	20,523
Balance, June 30, 2018	125,598	$5,167,311	$(4,936)	$(484,270)	$4,678,105

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$39,541	$(29,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63,904	43,451
Intangible assets amortization (Note 4)	58,366	133,321
Loss on debt extinguishment (Note 7)	—	33,373
Deferred income taxes	(11,015)	(26,684)
Stock-based compensation expense	24,953	19,345
Other, net	4,400	(2,796)
Changes in operating assets and liabilities:
Accounts receivable, net	57,298	(14,849)
Inventories	6,371	(29,587)
Prepaid expenses and other current and non-current assets	581	(11,503)
Accounts payable and accrued liabilities	7,564	(20,625)
Income tax payable and receivable	1,868	(16,571)
Other liabilities	3,287	(1,623)
Net cash provided by operating activities	257,118	75,259
Investing activities:
Purchase of property and equipment	(50,295)	(43,564)
Purchase of available-for-sale debt securities	—	(132,729)
Purchase of a business, net of cash acquired (Note 4)	(291,551)	—
Proceeds from sales of available-for-sale debt securities	1,950	75,000
Other investing activities	(2,236)	(8,667)
Net cash used in investing activities	(342,132)	(109,960)
Financing activities:
Repurchase of debt (Note 7)	—	(458,172)
Proceeds from borrowings (Note 7)	100,000	—
Repurchase of common stock, including transaction costs (Note 8)	(100,073)	(100,004)
Proceeds from the issuance of common stock	9,379	9,889
Tax withholding paid on behalf of employees for restricted stock units	(4,806)	(6,802)
Other financing activities	(634)	(214)
Net cash provided by (used in) financing activities	3,866	(555,303)

Effect of exchange rate changes on cash	(284)	(2,014)
Net decrease in cash, cash equivalents and restricted cash	(81,432)	(592,018)
Cash, cash equivalents and restricted cash at the beginning of the period	711,382	926,402
Cash, cash equivalents and restricted cash at the end of the period	$629,950	$334,384
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$25,270	$35,394

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$629,599	$334,039
Restricted cash included in "Other non-current assets"	351	345
Total cash, cash equivalents and restricted cash	629,950	334,384
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2019 financial statements have been reclassified to conform with the fiscal 2020 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal years 2020 and 2019 are 52-week years.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company assesses recently issued accounting standards by the Financial Accounting Standards Board ("FASB") to determine the expected impacts on the Company's financial statements. The summary below describes impacts from newly issued standards as well as material updates to our previous assessments, if any, from Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)," with multiple amendments subsequently issued. The new guidance requires that lease arrangements be presented on the lessee's balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach which permits lessees to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Upon adoption, the Company recorded a right-of-use asset of $70.7 million and a lease liability of $75.0 million.  The difference between the right-of-use asset and lease liability is primarily attributed to a deferred rent liability which existed under Accounting Standards Codification ("ASC") 840, "Leases."

The Company elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient not to separate lease and non-lease components for substantially all of its classes of leases and to account for the combined lease and non-lease components as a single lease component. In addition, the Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet.

The adoption of this standard resulted in a cumulative-effect adjustment to accumulated deficit of less than $0.1 million. This standard did not have a material impact on the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows. See Note 6 for further disclosures resulting from the adoption of this new standard.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	June 29, 2019	March 30, 2019
Raw materials	$109,603	$118,608
Work in process	265,794	272,469
Finished goods	142,358	120,716
Total inventories	$517,755	$511,793

4. BUSINESS ACQUISITION

On May 6, 2019, the Company completed its acquisition of Active-Semi International, Inc. ("Active-Semi"), a private fabless supplier of programmable analog power solutions. The acquisition expanded the Company's product offerings for existing customers and new customers in power management markets. The purchase price of $309.4 million was allocated to Active-Semi's net tangible assets (approximately $24.1 million) and intangible assets (approximately $158.3 million) based on their estimated fair values as of May 6, 2019. The excess of the purchase price over the value of the net tangible assets and intangible assets resulted in goodwill of approximately $127.0 million. The more significant intangible assets acquired included developed technology of $76.6 million (being amortized over 5 to 9 years), customer relationships of $40.9 million (being amortized over 5 years) and in-process research and development ("IPRD") of $40.6 million. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

During the three months ended June 29, 2019, total cash payments associated with this acquisition were $291.6 million.

At the acquisition date, the Company recognized approximately $15.0 million in postcombination compensation expense.

The change in the carrying amount of goodwill for the three months ended June 29, 2019, is as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 30, 2019	$1,751,503	$422,386	$2,173,889
Goodwill resulting from Active-Semi acquisition	—	127,023	127,023
Balance at June 29, 2019	$1,751,503	$549,409	$2,300,912

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	June 29, 2019		March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$840,772	$519,348	$1,246,335	$960,793
Customer relationships	426,522	291,985	1,272,725	1,161,735
Trade names	200	67	29,391	29,391
Technology licenses	3,219	1,754	14,704	13,026
Non-compete agreement	—	—	1,026	1,026
IPRD	50,600	N/A	10,000	N/A
Total	$1,321,313	$813,154	$2,574,181	$2,165,971

In the first quarter of each fiscal year, the Company removes the fully amortized balances from the gross asset and accumulated amortization amounts of those intangible assets that were fully amortized as of the prior fiscal year end.

Total intangible assets amortization expense was $58.4 million for the three months ended June 29, 2019 and $133.3 million for the three months ended June 30, 2018.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 29, 2019 and March 30, 2019 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 29, 2019
Assets
Marketable equity securities	$625	$625	$—
Invested funds in deferred compensation plan (1)	20,101	20,101	—
Total assets measured at fair value	$20,726	$20,726	$—
Liabilities
Deferred compensation plan obligation (1)	$20,101	$20,101	$—
Total liabilities measured at fair value	$20,101	$20,101	$—

March 30, 2019
Assets
Money market funds	$13	$13	$—
Marketable equity securities	901	901	—
Auction rate securities (2)	1,950	—	1,950
Invested funds in deferred compensation plan (1)	18,737	18,737	—
Total assets measured at fair value	$21,601	$19,651	$1,950
Liabilities
Deferred compensation plan obligation (1)	$18,737	$18,737	$—
Total liabilities measured at fair value	$18,737	$18,737	$—

(1) The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the assets deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Condensed Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and “Other long-term liabilities” line items of its Condensed Consolidated Balance Sheets.
(2) The Company's Level 2 auction rate securities were debt instruments with interest rates that reset through periodic short-term auctions and were valued based on quoted prices for identical or similar instruments in markets that were not active. During the first quarter of fiscal 2020, the Company sold its auction rate securities at par value.

As of June 29, 2019 and March 30, 2019, the Company did not have any Level 3 assets or liabilities.

Equity Investment Without a Readily Determinable Fair Value
As of June 29, 2019, the Company has invested $60.0 million to acquire preferred shares of a private limited company. This investment was determined to be an equity investment without a readily determinable fair value and is accounted for using the measurement alternative in accordance with ASC 321, "Investments - Equity Securities." As of June 29, 2019, there was no impairment or observable price change for this investment. This investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Other current assets" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax (debt securities) and "Other income (expense)" in the Condensed Consolidated Statements of Operations (equity securities).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 7 for further disclosures related to the fair value of the Company's long-term debt.

6. LEASES
The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

In fiscal 2018, the Company entered into a finance lease which is expected to commence in fiscal 2021 and is not recorded in the Condensed Consolidated Balance Sheet as of June 29, 2019. The Company’s other finance lease is immaterial.

The Company determines that a contract contains a lease at lease inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether the right to control an identified asset exists, the Company assesses whether it has the right to direct the use of the identified asset and obtain substantially all of the economic benefit from the use of the identified asset.

Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company's agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time.

The components of lease expense for operating leases for the three months ended June 29, 2019, are as follows:

Three Months Ended
June 29, 2019
Operating lease expense	$3,454
Short-term lease expense	1,965
Variable lease expense	414
Total lease expense	$5,833

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

Three Months Ended
June 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,492

Non-cash activities:
Operating lease assets obtained in exchange for new lease liabilities	$1,870

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to operating leases is as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	June 29, 2019
Assets
Operating lease assets	Other non-current assets	$66,232

Liabilities
Operating lease current liabilities	Other current liabilities	$13,055
Operating lease non-current liabilities	Other long-term liabilities	$60,061

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

June 29, 2019
Weighted-average remaining lease term (years) - operating leases	8.78
Weighted-average discount rate - operating leases	4.21%

Maturities of lease liabilities under operating leases by fiscal year as of June 29, 2019 are as follows (in thousands):

June 29, 2019
2020	$11,558
2021	15,008
2022	11,777
2023	9,099
2024	7,723
Thereafter	32,166
Total lease payments	87,331
Less imputed interest	(14,215)
Present value of lease liabilities	$73,116

7. DEBT

Long-term debt as of June 29, 2019 and March 30, 2019 is as follows (in thousands):

	June 29, 2019	March 30, 2019
Term loan	$100,000	$—
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026	900,000	900,000
Finance leases	2,334	1,745
Less unamortized premium and issuance costs	(5,392)	(4,134)
Less current portion of long-term debt	(1,732)	(80)
Total long-term debt	$1,018,614	$920,935

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

In fiscal years 2018 and 2019, the Company retired all of the issued and outstanding 2023 Notes. In connection with certain purchases of the 2023 Notes, the Company recognized a loss on debt extinguishment of $33.4 million as "Other expense" in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2018.

In fiscal years 2018 and 2019, the Company retired $526.6 million of the 2025 Notes. As of June 29, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three months ended June 29, 2019 was $0.8 million. Interest paid on the 2023 Notes and the 2025 Notes during the three months ended June 30, 2018 was $34.2 million.

Senior Notes due 2026
On July 16, 2018, the Company issued $500.0 million aggregate principal amount 5.50% senior notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes" and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018 by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to supplemental indentures, dated as of August 28, 2018 and March 5, 2019, respectively (such indenture and supplemental indentures, collectively, the "2018 Indenture"). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

In connection with the offerings of the 2026 Notes, the Company agreed to provide the holders of the 2026 Notes with an opportunity to exchange the 2026 Notes for registered notes having terms substantially identical to the 2026 Notes. On June 25, 2019, the Company completed the exchange offer, in which all of the privately placed 2026 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the "Securities Act").

Interest is payable on January 15 and July 15 of each year at a rate of 5.50% per annum. As of June 29, 2019, interest payable on the 2026 Notes was $22.7 million.

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018). On June 17, 2019, the Company drew $100.0 million of the Term Loan, with the remaining $200.0 million available, at the discretion of the Company, in a final draw. Subsequent amendments to the Credit Agreement have, among other things, extended the delayed draw availability period to December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased by up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the three months ended June 29, 2019, there were no borrowings under the Revolving Facility.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of June 29, 2019, the Company was in compliance with these covenants.

Fair Value of Long-Term Debt
The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes and the 2026 Notes as of June 29, 2019 was $25.5 million and $947.3 million, respectively (compared to a carrying value of $23.4 million and $900.0 million, respectively). The estimated fair value of the 2025 Notes and the 2026 Notes as of March 30, 2019 was $25.8 million and $929.3 million, respectively. The Company considers its long-term debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes and 2026 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

The Company had no outstanding amounts under the Revolving Facility as of June 29, 2019. The Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the Term Loan approximated book value as of June 29, 2019.

Interest Expense
During the three months ended June 29, 2019, the Company recognized $12.9 million of interest expense related to the 2025 Notes, the 2026 Notes and the Term Loan, which was partially offset by $1.7 million of interest capitalized to property and equipment. During the three months ended June 30, 2018, the Company recognized $17.1 million of interest expense related to the 2023 Notes and the 2025 Notes, which was partially offset by $3.5 million of interest capitalized to property and equipment.

8. STOCK REPURCHASES

On May 23, 2018, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding stock, which included approximately $126.3 million authorized under the prior program which was terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended June 29, 2019, the Company repurchased approximately 1.5 million shares of its common stock for approximately $100.1 million under the current program. As of June 29, 2019, $297.8 million remains available for repurchases under the current share repurchase program.

During the three months ended June 30, 2018, the Company repurchased approximately 1.2 million shares of its common stock for approximately $100.0 million (which included 0.4 million shares of its common stock for approximately $35.9 million under the prior share repurchase program).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Revenue:
China	$361,143	$284,158
United States	267,496	269,454
Other Asia	70,009	53,492
Taiwan	40,989	52,696
Europe	35,961	32,870
Total Revenue	$775,598	$692,670

During the first quarter of fiscal 2020, the Company changed its presentation of net revenue based on the "sold to" address of the customer to the above presentation of net revenue based on the location of the customers' headquarters. The June 30, 2018 information above has been reclassified to reflect this change. The Company believes that the disaggregation of revenue based on the location of the customers' headquarters is more representative of how its revenue and cash flows are impacted by geographically-sensitive changes in economic factors.

The Company also disaggregates revenue by operating segments (see Note 11).

10. RESTRUCTURING

In the third quarter of fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas. As a result of these actions, the Company expects to record total restructuring charges of approximately $99.0 million, including accelerated depreciation of $52.0 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $16.0 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $16.0 million, and other exit costs of $15.0 million. As of the end of the first quarter of fiscal 2020, the Company has recorded cumulative expenses of approximately $37.3 million, $16.0 million, $10.9 million and $4.6 million for accelerated depreciation, impairment charges, employee termination benefits and other exit costs, respectively, as a result of this restructuring action (which is expected to be substantially completed by the end of fiscal 2020).

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As a result of these actions, the Company has recorded cumulative expenses of $46.3 million and $23.4 million for impairment charges and employee termination benefits, respectively. The Company believes these amounts approximate the total costs to be recognized as this restructuring action is substantially complete.

In addition, the Company recorded immaterial restructuring expenses in the three months ended June 29, 2019 and June 30, 2018, related to employee termination benefits and exited leased facilities associated with restructuring events initiated prior to fiscal 2018.

The Company does not allocate restructuring costs to its reportable segments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the restructuring activity primarily resulting from these restructuring events:

	Three months ended June 29, 2019			Three months ended June 30, 2018
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$3,395	$3,395	$—	$2,638	$2,638
Lease and other contract termination costs	1,835	2,801	4,636	—	164	164
Accelerated depreciation	15,938	—	15,938	—	—	—
Total	$17,773	$6,196	$23,969	$—	$2,802	$2,802

The following table presents a roll-forward of the Company's restructuring liabilities for the three months ended June 29, 2019:

	One-Time Employee Termination Benefits	Accelerated Depreciation	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 30, 2019	$6,988	$—	$1,626	$8,614
Costs incurred and charged to expense	3,395	15,938	4,636	23,969
Transfer to right-of-use asset	—	—	(1,248)	(1,248)
Cash payments	(2,720)	—	(2,519)	(5,239)
Non-cash activity	—	(15,938)	(1,835)	(17,773)
Accrued restructuring balance as of June 29, 2019	$7,663	$—	$660	$8,323

11. OPERATING SEGMENT INFORMATION

The Company's operating segments as of June 29, 2019 and June 30, 2018 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular radio frequency ("RF") and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the Internet of Things ("IoT").

IDP is a global supplier of RF, system-on-a-chip and power management solutions for cellular base station, smart home, IoT and other wireless communications, defense, automotive and multiple analog power management applications.

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring costs, start-up costs, accelerated depreciation, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018
Revenue:
MP	$556,253	$486,079
IDP	219,345	206,591
Total revenue	$775,598	$692,670
Operating income (loss):
MP	$139,935	$89,171
IDP	50,124	55,204
All other	(134,833)	(163,590)
Operating income (loss)	55,226	(19,215)
Interest expense	(11,864)	(14,353)
Interest income	2,946	3,394
Other expense (Note 7)	(1,111)	(31,955)
Income (loss) before income taxes	$45,197	$(62,129)

	Three Months Ended
	June 29, 2019	June 30, 2018
Reconciliation of “All other” category:
Stock-based compensation expense	$(24,953)	$(19,345)
Amortization of intangible assets	(58,182)	(133,175)
Acquisition and integration related costs	(23,130)	(1,082)
Restructuring costs	(8,031)	(2,802)
Accelerated depreciation	(15,938)	—
Other (including (loss) gain on assets, start-up costs and other miscellaneous corporate overhead)	(4,599)	(7,186)
Loss from operations for “All other”	$(134,833)	$(163,590)

12. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended June 29, 2019 and June 30, 2018 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 29, 2019 and June 30, 2018.

The Company’s income tax expense and income tax benefit were $5.7 million and $32.1 million, respectively, for the three months ended June 29, 2019 and June 30, 2018, respectively. The Company’s effective tax rate was 12.5% for the three months ended June 29, 2019 and 51.7% for the three months ended June 30, 2018. The Company's effective tax rate for the first quarter of fiscal 2020 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated, foreign permanent differences and the discrete treatment of postcombination compensation related expenses due to the Active-Semi acquisition. The Company's effective tax rate for the first quarter of fiscal 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, and a discrete tax benefit for changes in provisional estimates related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries enacted in the Tax Cuts and Jobs Act.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $103.2 million as of the end of fiscal 2019 to $106.7 million as of the end of the first quarter of fiscal 2020, due primarily to an increase related to tax positions taken with respect to the current fiscal year and positions provisionally recognized as part of Active-Semi purchase accounting.

13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 29, 2019	June 30, 2018
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$39,541	$(29,993)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	118,756	126,198
Effect of dilutive securities:
Stock-based awards	2,367	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	121,123	126,198
Basic net income (loss) per share	$0.33	$(0.24)
Diluted net income (loss) per share	$0.33	$(0.24)

In the computation of diluted net income (loss) per share for the three months ended June 29, 2019 and June 30, 2018, less than 0.1 million and approximately 3.3 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the applicable indentures governing the 2023 Notes, the 2025 Notes and the 2026 Notes, the Guarantors guaranteed the Company's obligations under the 2023 Notes, the 2025 Notes and the 2026 Notes. The 2023 Notes were, and the 2025 Notes and the 2026 Notes are, fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

The following presents the condensed consolidating financial information separately for:

(i)	Parent Company, the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the 2015 Indenture and the 2018 Indenture;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

Each entity in the condensed consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and Guarantors of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income (loss), and cash flows, had the Parent Company, Guarantors or non-guarantor subsidiaries operated as independent entities.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 29, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229,039	$400,560	$—	$629,599
Accounts receivable, less allowance	—	39,175	287,539	—	326,714
Intercompany accounts and notes receivable	—	411,655	54,939	(466,594)	—
Inventories	—	153,792	385,298	(21,335)	517,755
Prepaid expenses	—	22,658	9,236	—	31,894
Other receivables	—	3,161	13,345	—	16,506
Other current assets	—	31,823	2,542	—	34,365
Total current assets	—	891,303	1,153,459	(487,929)	1,556,833
Property and equipment, net	—	1,074,569	233,328	1,574	1,309,471
Goodwill	—	1,122,629	1,178,283	—	2,300,912
Intangible assets, net	—	183,647	324,512	—	508,159
Long-term investments	—	5,535	92,455	—	97,990
Long-term intercompany accounts and notes receivable	—	1,191,496	116,187	(1,307,683)	—
Investment in subsidiaries	6,608,062	2,452,986	—	(9,061,048)	—
Other non-current assets	12,001	107,252	44,890	(11,127)	153,016
Total assets	$6,620,063	$7,029,417	$3,143,114	$(10,866,213)	$5,926,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$75,829	$148,906	$—	$224,735
Intercompany accounts and notes payable	—	54,939	411,655	(466,594)	—
Accrued liabilities	23,152	91,994	52,943	554	168,643
Current portion of long-term debt	1,250	—	482	—	1,732
Other current liabilities	—	9,701	47,335	—	57,036
Total current liabilities	24,402	232,463	661,321	(466,040)	452,146
Long-term debt	1,016,762	—	1,852	—	1,018,614
Long-term intercompany accounts and notes payable	1,241,556	66,127	—	(1,307,683)	—
Other long-term liabilities	—	122,765	27,474	(31,961)	118,278
Total liabilities	2,282,720	421,355	690,647	(1,805,684)	1,589,038
Total stockholders’ equity	4,337,343	6,608,062	2,452,467	(9,060,529)	4,337,343
Total liabilities and stockholders’ equity	$6,620,063	$7,029,417	$3,143,114	$(10,866,213)	$5,926,381

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 30, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$231,865	$479,170	$—	$711,035
Accounts receivable, less allowance	—	47,181	330,991	—	378,172
Intercompany accounts and notes receivable	—	381,558	62,640	(444,198)	—
Inventories	—	173,885	359,252	(21,344)	511,793
Prepaid expenses	—	24,087	1,679	—	25,766
Other receivables	—	5,121	16,813	—	21,934
Other current assets	—	33,956	2,354	(169)	36,141
Total current assets	—	897,653	1,252,899	(465,711)	1,684,841
Property and equipment, net	—	1,090,171	268,040	8,302	1,366,513
Goodwill	—	1,122,629	1,051,260	—	2,173,889
Intangible assets, net	—	214,348	193,862	—	408,210
Long-term investments	—	4,969	92,817	—	97,786
Long-term intercompany accounts and notes receivable	—	1,239,474	93,923	(1,333,397)	—
Investment in subsidiaries	6,540,081	2,321,170	—	(8,861,251)	—
Other non-current assets	17,245	46,784	28,234	(15,478)	76,785
Total assets	$6,557,326	$6,937,198	$2,981,035	$(10,667,535)	$5,808,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$95,089	$138,218	$—	$233,307
Intercompany accounts and notes payable	—	62,640	381,558	(444,198)	—
Accrued liabilities	11,174	96,238	51,781	1,323	160,516
Current portion of long-term debt	—	—	80	—	80
Other current liabilities	—	—	41,880	(169)	41,711
Total current liabilities	11,174	253,967	613,517	(443,044)	435,614
Long-term debt	919,270	—	1,665	—	920,935
Long-term intercompany accounts and notes payable	1,267,203	66,195	—	(1,333,398)	—
Other long-term liabilities	—	76,955	45,202	(30,361)	91,796
Total liabilities	2,197,647	397,117	660,384	(1,806,803)	1,448,345
Total stockholders’ equity	4,359,679	6,540,081	2,320,651	(8,860,732)	4,359,679
Total liabilities and stockholders’ equity	$6,557,326	$6,937,198	$2,981,035	$(10,667,535)	$5,808,024

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended June 29, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$256,942	$725,114	$(206,458)	$775,598
Cost of goods sold	—	243,870	420,115	(182,676)	481,309
Gross profit	—	13,072	304,999	(23,782)	294,289
Operating expenses:
Research and development	6,889	15,583	97,268	(820)	118,920
Selling, general and administrative	18,064	50,282	43,824	(23,191)	88,979
Other operating expense	—	14,824	16,542	(202)	31,164
Total operating expenses	24,953	80,689	157,634	(24,213)	239,063
Operating income (loss)	(24,953)	(67,617)	147,365	431	55,226
Interest expense	(11,589)	(492)	(175)	392	(11,864)
Interest income	—	758	2,579	(391)	2,946
Other (expense) income	—	572	(1,683)	—	(1,111)
Income (loss) before income taxes	(36,542)	(66,779)	148,086	432	45,197
Income tax (expense) benefit	7,806	2,740	(16,202)	—	(5,656)
Income in subsidiaries	68,277	131,884	—	(200,161)	—
Net income	$39,541	$67,845	$131,884	$(199,729)	$39,541

Comprehensive income	$39,484	$67,845	$131,891	$(199,736)	$39,484

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
	Three Months Ended June 30, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$231,939	$625,961	$(165,230)	$692,670
Cost of goods sold	—	190,311	409,697	(144,071)	455,937
Gross profit	—	41,628	216,264	(21,159)	236,733
Operating expenses:
Research and development	6,401	3,279	102,448	(1,225)	110,903
Selling, general and administrative	12,795	57,956	86,379	(21,200)	135,930
Other operating expense	150	7,940	1,054	(29)	9,115
Total operating expenses	19,346	69,175	189,881	(22,454)	255,948
Operating (loss) income	(19,346)	(27,547)	26,383	1,295	(19,215)
Interest expense	(14,042)	(537)	(161)	387	(14,353)
Interest income	—	2,406	1,375	(387)	3,394
Other (expense) income	(33,373)	328	1,090	—	(31,955)
Loss (income) before income taxes	(66,761)	(25,350)	28,687	1,295	(62,129)
Income tax benefit	11,454	16,804	3,878	—	32,136
Income in subsidiaries	25,314	32,565	—	(57,879)	—
Net (loss) income	$(29,993)	$24,019	$32,565	$(56,584)	$(29,993)

Comprehensive (loss) income	$(32,177)	$24,024	$30,255	$(54,279)	$(32,177)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended June 29, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$(3,886)	$40,598	$220,406	$—	$257,118
Investing activities:
Purchase of property and equipment	—	(43,216)	(7,079)	—	(50,295)
Purchase of business, net of cash acquired	—	—	(291,551)	—	(291,551)
Proceeds from sales of available-for-sale debt securities	—	1,950	—	—	1,950
Other investing activities	—	(2,158)	(78)	—	(2,236)
Net cash used in investing activities	—	(43,424)	(298,708)	—	(342,132)
Financing activities:
Proceeds from borrowings	100,000	—	—	—	100,000
Repurchase of common stock, including transaction costs	(100,073)	—	—	—	(100,073)
Proceeds from the issuance of common stock	9,379	—	—	—	9,379
Tax withholding paid on behalf of employees for restricted stock units	(4,806)	—	—	—	(4,806)
Other financing activities	(614)	—	(20)	—	(634)
Net cash provided by (used in) financing activities	3,886	—	(20)	—	3,866
Effect of exchange rate changes on cash	—	—	(284)	—	(284)
Net decrease in cash, cash equivalents and restricted cash	—	(2,826)	(78,606)	—	(81,432)
Cash, cash equivalents and restricted cash at the beginning of the period	—	231,865	479,517	—	711,382
Cash, cash equivalents and restricted cash at the end of the period	$—	$229,039	$400,911	$—	$629,950

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended June 30, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$555,303	$(566,340)	$86,296	$—	$75,259
Investing activities:
Purchase of property and equipment	—	(37,020)	(6,544)	—	(43,564)
Purchase of available-for-sale debt securities	—	(132,729)	—	—	(132,729)
Proceeds from sales of available-for-sale debt securities	—	75,000	—	—	75,000
Other investing activities	—	234	(8,901)	—	(8,667)
Net transactions with related parties	—	110,047	—	(110,047)	—
Net cash (used in) provided by investing activities	—	15,532	(15,445)	(110,047)	(109,960)
Financing activities:
Repurchase of debt	(458,172)	—	—	—	(458,172)
Repurchase of common stock, including transaction costs	(100,004)	—	—	—	(100,004)
Proceeds from the issuance of common stock	9,889	—	—	—	9,889
Tax withholding paid on behalf of employees for restricted stock units	(6,802)	—	—	—	(6,802)
Other financing activities	(214)	—	—	—	(214)
Net transactions with related parties	—	345	(110,392)	110,047	—
Net cash (used in) provided by financing activities	(555,303)	345	(110,392)	110,047	(555,303)
Effect of exchange rate changes on cash	—	—	(2,014)	—	(2,014)
Net decrease in cash, cash equivalents and restricted cash	—	(550,463)	(41,555)	—	(592,018)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$78,851	$255,533	$—	$334,384

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on a few large customers for a substantial portion of our revenue; a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; our ability to implement innovative technologies; underutilization of manufacturing facilities as a result of industry overcapacity; we may not be able to borrow funds under our credit facility or secure future financing; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; volatility in the price of our common stock; damage to our reputation or brand; fluctuations in the amount and frequency of our stock repurchases; our acquisitions and other strategic investments, including our recent acquisition of Active-Semi International, Inc. ("Active-Semi"), could fail to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; warranty claims, product recalls and product liability; and risks associated with environmental, health and safety regulations and climate change. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

We design, develop, manufacture and market our products to leading U.S. and international original equipment manufacturers and original design manufacturers in the following operating segments:

•
Mobile Products (MP) - MP is a global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the IoT.

•
Infrastructure and Defense Products (IDP) - IDP is a global supplier of RF, system-on-a-chip and power management solutions for cellular base station, smart home, IoT and other wireless communications, defense, automotive and multiple analog power management applications.

As of June 29, 2019, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP operating income (see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2020 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 12.0% as compared to the first quarter of fiscal 2019, primarily due to higher demand for our mobile products and base station products resulting from content expansion and market share gains with two of our Asia-based customers. In addition, revenue increased as a result of increased demand for marquee smartphones experienced by our largest end customer.

•
Gross margin for the first quarter of fiscal 2020 was 37.9% as compared to 34.2% for the first quarter of fiscal 2019. The increase was primarily due to lower intangible amortization expense, cost reductions and productivity improvements, and favorable changes in product mix, partially offset by increased restructuring charges and average selling price erosion.

•
Operating income was $55.2 million for the first quarter of fiscal 2020 as compared to an operating loss of $19.2 million for the first quarter of fiscal 2019. This increase was primarily due to higher gross margin, higher revenue, and lower operating expenses.

•
Cash flow from operations was $257.1 million for the first quarter of fiscal 2020 as compared to $75.3 million for the first quarter of fiscal 2019. The increase was primarily due to increased profitability as well as improvements in days sales outstanding and inventory turns.

•	Capital expenditures were $50.3 million for the first quarter of fiscal 2020 as compared to $43.6 million for the first quarter of fiscal 2019.

•	During the first quarter of fiscal 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $100.1 million.

•	During the first quarter of fiscal 2020, we completed the acquisition of Active-Semi for a purchase price of $309.4 million.

•	During the first quarter of fiscal 2020, we drew $100.0 million of the Term Loan (defined in Note 7 of the Notes to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 29, 2019 and June 30, 2018 (in thousands, except percentages):

	Three Months Ended
	June 29, 2019	% of Revenue	June 30, 2018	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$775,598	100.0%	$692,670	100.0%	$82,928	12.0%
Cost of goods sold	481,309	62.1	455,937	65.8	25,372	5.6
Gross profit	294,289	37.9	236,733	34.2	57,556	24.3
Research and development	118,920	15.3	110,903	16.0	8,017	7.2
Selling, general and administrative	88,979	11.5	135,930	19.7	(46,951)	(34.5)
Other operating expense	31,164	4.0	9,115	1.3	22,049	241.9
Operating income (loss)	$55,226	7.1%	$(19,215)	(2.8)%	$74,441	387.4%

Revenue increased $82.9 million for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018, primarily due to higher demand for our mobile products and base station products resulting from content expansion and market share gains with two of our Asia-based customers. In addition, revenue increased as a result of increased demand for marquee smartphones experienced by our largest end customer.

During our fiscal year ended March 30, 2019, sales to Huawei Technologies Co., Ltd. ("Huawei") and its affiliates accounted for approximately $469.1 million, or 15.2%, of our total revenue. On May 16, 2019, the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei and 68 of its affiliates to the BIS's Entity List, which caused us to temporarily suspend the shipment of all products to Huawei.  Eventually, we restarted shipments of certain products to Huawei in compliance with the BIS order and have also applied for a license to ship other products.

Our sales to Huawei for the three months ended June 29, 2019 increased to $172.1 million, or 22.2%, of our total revenue, as compared to $97.2 million, or 14.0%, of our total revenue for the three months ended June 30, 2018, primarily due to our content gains in Huawei's products and Huawei's market share gains.  The scope, duration and financial impact of U.S. restrictions on our ability to sell products to Huawei remain unclear and difficult to predict. We currently expect to report significantly lower sales to Huawei in the three months ending September 28, 2019 as compared to the three months ended June 29, 2019.

Gross margin for the three months ended June 29, 2019 was 37.9%, as compared to 34.2% for the three months ended June 30, 2018. The increase was primarily due to lower intangible amortization expense, cost reductions and productivity improvements, and favorable changes in product mix, partially offset by increased restructuring charges and average selling price erosion.

Operating Expenses

Research and development expense increased $8.0 million, or 7.2%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to higher personnel costs.

Selling, general and administrative expense decreased $47.0 million, or 34.5%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to lower intangible amortization, partially offset by higher personnel costs.

Other operating expense increased $22.0 million for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to expenses related to the acquisition of Active-Semi as well as restructuring expenses. These costs were partially offset by lower start-up costs as compared to the first quarter of fiscal 2019.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	June 29, 2019	June 30, 2018	Increase	Percentage Change
Revenue	$556,253	$486,079	$70,174	14.4%
Operating income	139,935	89,171	50,764	56.9
Operating income as a % of revenue	25.2%	18.3%

MP revenue increased $70.2 million, or 14.4%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to higher demand for our mobile products resulting from content expansion and market share gains with two of our Asia-based customers. In addition, revenue increased as a result of increased demand for marquee smartphones experienced by our largest end customer.

MP operating income increased $50.8 million, or 56.9%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to higher revenue and higher gross margin. Gross margin was positively impacted by cost reductions and productivity improvements as well as favorable changes in product mix, partially offset by average selling price erosion.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	June 29, 2019	June 30, 2018	Increase (Decrease)	Percentage Change
Revenue	$219,345	$206,591	$12,754	6.2%
Operating income	50,124	55,204	(5,080)	(9.2)
Operating income as a % of revenue	22.9%	26.7%

IDP revenue increased $12.8 million, or 6.2%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to higher demand for our base station products mainly from our customers in China and sales of our programmable power management products as a result of the acquisition of Active-Semi. These increases were partially offset by lower demand for our Wi-Fi products and defense and aerospace products.

IDP operating income decreased $5.1 million, or 9.2%, for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018, primarily due to higher operating expenses, partially offset by higher revenue. The increase in operating expenses was primarily due to higher personnel costs.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three months ended June 29, 2019 and June 30, 2018.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Interest expense	$(11,864)	$(14,353)
Interest income	2,946	3,394
Other expense	(1,111)	(31,955)
Income tax (expense) benefit	(5,656)	32,136

Interest Expense
During the three months ended June 29, 2019, we recorded interest expense of $13.6 million primarily related to our 5.50% notes due July 15, 2026 (the "2026 Notes"), which was partially offset by $1.7 million of capitalized interest. During the three months ended June 30, 2018, we recorded interest expense of $17.9 million primarily related to our 6.75% senior notes due December 1, 2023 (the "2023 Notes") and our 7.00% senior notes due December 1, 2025 (the "2025 Notes"), which was partially offset by $3.5 million of capitalized interest.

Other Expense
In the first quarter of fiscal 2019, we recorded a loss on debt extinguishment of $33.4 million in connection with certain purchases of our 2023 Notes.

Income Taxes
Our provision for income taxes for the three months ended June 29, 2019 and June 30, 2018 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

For the three months ended June 29, 2019, we recorded an income tax expense of $5.7 million which was comprised primarily of tax expense related to international operations generating pre-tax book income, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. For the three months ended June 30, 2018, income tax benefit was $32.1 million which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses and tax benefit relating to the adjustments in the provisional estimates required by the Tax Cuts and Jobs Act, partially offset by a tax expense related to international operations generating pre-tax book income.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 29, 2019, we had working capital of approximately $1,104.7 million, including $629.6 million in cash and cash equivalents, compared to working capital of approximately $1,249.2 million at March 30, 2019, including $711.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the acquisition of Active-Semi. This decrease in working capital was partially offset by the $100.0 million draw on the Term Loan in the first quarter of fiscal 2020.

Our $629.6 million of total cash and cash equivalents as of June 29, 2019 includes approximately $394.7 million held by our foreign subsidiaries, of which $241.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to accrue and pay state income and/or foreign local withholding taxes to repatriate these earnings.  Under our current plans, we may repatriate the foreign earnings of Qorvo International Pte. Ltd. and expect to permanently reinvest the undistributed earnings of our other foreign subsidiaries.

Stock Repurchases
During the three months ended June 29, 2019, we repurchased approximately 1.5 million shares of our common stock for approximately $100.1 million under our share repurchase program. As of June 29, 2019, $297.8 million remains available for repurchases under the program.

Cash Flows from Operating Activities
Operating activities for the three months ended June 29, 2019 generated cash of $257.1 million, compared to $75.3 million for the three months ended June 30, 2018, primarily due to increased profitability as well as improvements in days sales outstanding and inventory turns.

Cash Flows from Investing Activities
Net cash used in investing activities was $342.1 million for the three months ended June 29, 2019, compared to $110.0 million for the three months ended June 30, 2018, primarily due to the acquisition of Active-Semi.

Cash Flows from Financing Activities
Net cash provided by financing activities was $3.9 million for the three months ended June 29, 2019, compared to net cash used in financing activities of $555.3 million for the three months ended June 30, 2018, primarily due to the retirement of the 2023 Notes during the three months ended June 30, 2018. During the three months ended June 29, 2019, we drew $100.0 million on our Term Loan.

COMMITMENTS AND CONTINGENCIES

Notes Offering 2015 On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of our U.S. subsidiaries (the "Guarantors"). With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three months ended June 29, 2019 was $0.8 million. Interest paid on the 2023 Notes and the 2025 Notes during the three months ended June 30, 2018 was $34.2 million.

In fiscal years 2018 and 2019, we retired all of the issued and outstanding 2023 Notes. In connection with certain purchases of the 2023 Notes, we recognized a loss on debt extinguishment of $33.4 million as "Other expense" in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2018.

In fiscal years 2018 and 2019, we retired $526.6 million of the 2025 Notes. As of June 29, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

Notes Offering 2018 On July 16, 2018, we issued $500.0 million aggregate principal amount of our 2026 Notes (the "Initial 2026 Notes"). On August 28, 2018 and March 5, 2019, we completed offerings of an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes", and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum.

In connection with the offerings of the 2026 Notes, we agreed to provide the holders of the 2026 Notes with an opportunity to exchange the 2026 Notes for registered notes having terms substantially identical to the 2026 Notes. On June 25, 2019, we completed the exchange offer, in which all of the privately placed 2026 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the 2026 Notes.

Credit Agreement On December 5, 2017, we and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded, and this amount was subsequently repaid in March 2018. On June 17, 2019, we drew $100.0 million of the Term Loan, with the remaining $200.0 million available, at our discretion, in a final draw. Subsequent amendments to the Credit Agreement have, among other things, extended the delayed draw availability period to December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased up to $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). During the three months ended June 29, 2019, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 29, 2019, we were in compliance with all the financial covenants under the Credit Agreement.

Capital Commitments At June 29, 2019, we had capital commitments of approximately $49.3 million primarily related to projects to increase our premium filter capacity, projects for manufacturing cost savings initiatives, equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2019, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2019 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 31, 2019 to April 27, 2019	205	$75.37	205	$382.5 million
April 28, 2019 to May 25, 2019	120	$70.99	120	$374.0 million
May 26, 2019 to June 29, 2019	1,219	$62.40	1,219	$297.8 million
Total	1,544	$64.79	1,544	$297.8 million

On May 23, 2018, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding stock. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

ITEM 6. EXHIBITS.

10.1
Third Amendment to Credit Agreement, dated as of June 24, 2019, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2019)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 29, 2019 and March 30, 2019; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 29, 2019 and June 30, 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 29, 2019 and June 30, 2018; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 29, 2019 and June 30, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2019 and June 30, 2018; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 5, 2019	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer