Form 10-Q
period 2019-09-28
Qorvo, Inc.
filed 2019-11-01
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019
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

As of October 23, 2019, there were 116,174,131 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$586,794	$711,035
Accounts receivable, less allowance of $43 and $40 as of September 28, 2019 and March 30, 2019, respectively	405,108	378,172
Inventories (Note 3)	485,284	511,793
Prepaid expenses	27,286	25,766
Other receivables	14,137	21,934
Other current assets	33,205	36,141
Total current assets	1,551,814	1,684,841
Property and equipment, net of accumulated depreciation of $1,322,103 at September 28, 2019 and $1,218,507 at March 30, 2019	1,296,103	1,366,513
Goodwill (Note 4)	2,305,136	2,173,889
Intangible assets, net (Note 4)	451,788	408,210
Long-term investments (Note 5)	97,549	97,786
Other non-current assets (Note 6)	146,181	76,785
Total assets	$5,848,571	$5,808,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,936	$233,307
Accrued liabilities	172,345	160,516
Current portion of long-term debt (Note 7)	4,233	80
Other current liabilities (Note 6)	59,115	41,711
Total current liabilities	449,629	435,614
Long-term debt (Note 7)	1,016,063	920,935
Other long-term liabilities (Note 6)	117,385	91,796
Total liabilities	1,583,077	1,448,345
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 116,294 and 119,063 shares issued and outstanding at September 28, 2019 and March 30, 2019, respectively	4,471,656	4,687,455
Accumulated other comprehensive loss, net of tax	(7,658)	(6,624)
Accumulated deficit	(198,504)	(321,152)
Total stockholders’ equity	4,265,494	4,359,679
Total liabilities and stockholders’ equity	$5,848,571	$5,808,024
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$806,698	$884,443	$1,582,296	$1,577,113
Cost of goods sold	483,116	530,929	964,425	986,866
Gross profit	323,582	353,514	617,871	590,247
Operating expenses:
Research and development	115,614	116,748	234,534	227,651
Selling, general and administrative	88,274	139,507	177,253	275,437
Other operating expense (Notes 4 and 10)	6,927	6,782	38,091	15,897
Total operating expenses	210,815	263,037	449,878	518,985
Income from operations	112,767	90,477	167,993	71,262
Interest expense (Note 7)	(12,693)	(9,689)	(24,557)	(24,042)
Interest income	2,292	1,580	5,238	4,974
Other expense (Note 7)	(300)	(49,532)	(1,411)	(81,487)

Income (loss) before income taxes	102,066	32,836	147,263	(29,293)

Income tax (expense) benefit (Note 12)	(19,028)	(752)	(24,684)	31,384
Net income	$83,038	$32,084	$122,579	$2,091

Net income per share (Note 13):
Basic	$0.71	$0.26	$1.04	$0.02
Diluted	$0.70	$0.25	$1.02	$0.02

Weighted average shares of common stock outstanding (Note 13):
Basic	117,294	125,643	117,945	125,859
Diluted	119,429	128,550	120,196	128,977

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$83,038	$32,084	$122,579	$2,091
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	—	85	—	90
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(1,242)	(181)	(1,455)	(2,394)
Reclassification adjustments, net of tax:
Foreign currency loss included in net income	231	—	353	—
Amortization of pension actuarial loss	34	24	68	48
Other comprehensive loss	(977)	(72)	(1,034)	(2,256)
Total comprehensive income (loss)	$82,061	$32,012	$121,545	$(165)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, June 29, 2019	117,943	$4,625,566	$(6,681)	$(281,542)	$4,337,343
Net income	—	—	—	83,038	83,038
Other comprehensive loss	—	—	(977)	—	(977)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	652	(12,033)	—	—	(12,033)
Repurchase of common stock, including transaction costs	(2,301)	(165,032)	—	—	(165,032)
Stock-based compensation	—	23,155	—	—	23,155
Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494

Balance, June 30, 2018	125,598	$5,167,311	$(4,936)	$(484,270)	$4,678,105
Net income	—	—	—	32,084	32,084
Other comprehensive loss	—	—	(72)	—	(72)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	552	(15,284)	—	—	(15,284)
Repurchase of common stock, including transaction costs	(1,104)	(86,678)	—	—	(86,678)
Stock-based compensation	—	23,982	—	—	23,982
Balance, September 29, 2018	125,046	$5,089,331	$(5,008)	$(452,186)	$4,632,137

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	122,579	122,579
Other comprehensive loss	—	—	(1,034)	—	(1,034)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	837	(15,609)	—	—	(15,609)
Issuance of common stock in connection with employee stock purchase plan	239	14,948	—	—	14,948
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(3,845)	(265,105)	—	—	(265,105)
Stock-based compensation	—	49,967	—	—	49,967
Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494

Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net income	—	—	—	2,091	2,091
Other comprehensive loss	—	—	(2,256)	—	(2,256)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	818	(19,859)	—	—	(19,859)
Issuance of common stock in connection with employee stock purchase plan	249	14,282	—	—	14,282
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(2,343)	(186,682)	—	—	(186,682)
Stock-based compensation	—	44,505	—	—	44,505
Balance, September 29, 2018	125,046	$5,089,331	$(5,008)	$(452,186)	$4,632,137

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$122,579	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,622	90,214
Intangible assets amortization (Note 4)	114,837	266,708
Loss on debt extinguishment (Note 7)	—	82,152
Deferred income taxes	(9,517)	(42,962)
Stock-based compensation expense	45,829	40,250
Other, net	5,153	(1,714)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,990)	(145,874)
Inventories	41,874	556
Prepaid expenses and other current and non-current assets	8,380	1,589
Accounts payable and accrued liabilities	(4,201)	23,980
Income tax payable and receivable	5,072	(20,965)
Other liabilities	2,892	(6,229)
Net cash provided by operating activities	430,530	289,796
Investing activities:
Purchase of property and equipment	(88,338)	(113,666)
Purchase of available-for-sale debt securities	—	(132,729)
Purchase of a business, net of cash acquired (Note 4)	(299,673)	—
Proceeds from sales and maturities of available-for-sale debt securities	1,950	133,132
Other investing activities	(1,242)	(19,492)
Net cash used in investing activities	(387,303)	(132,755)
Financing activities:
Repurchase of debt (Note 7)	—	(954,745)
Proceeds from borrowings (Note 7)	100,000	—
Proceeds from debt issuances (Note 7)	—	631,300
Repurchase of common stock, including transaction costs (Note 8)	(265,105)	(186,682)
Proceeds from the issuance of common stock	20,205	18,406
Tax withholding paid on behalf of employees for restricted stock units	(20,545)	(24,181)
Other financing activities	(832)	(7,057)
Net cash used in financing activities	(166,277)	(522,959)

Effect of exchange rate changes on cash	(1,091)	(2,216)
Net decrease in cash, cash equivalents and restricted cash	(124,141)	(368,134)
Cash, cash equivalents and restricted cash at the beginning of the period	711,382	926,402
Cash, cash equivalents and restricted cash at the end of the period	$587,241	$558,268
Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$30,052	$44,634

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$586,794	$557,924
Restricted cash included in "Other non-current assets"	447	344
Total cash, cash equivalents and restricted cash	587,241	558,268
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

The adoption of this standard resulted in a cumulative-effect adjustment to accumulated deficit of less than $0.1 million. This standard did not have a material impact on the Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows. See Note 6 for further disclosures resulting from the adoption of this new standard.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	September 28, 2019	March 30, 2019
Raw materials	$106,500	$118,608
Work in process	259,031	272,469
Finished goods	119,753	120,716
Total inventories	$485,284	$511,793

4. BUSINESS ACQUISITION

On May 6, 2019, the Company completed its acquisition of Active-Semi International, Inc. ("Active-Semi"), a private fabless supplier of programmable analog power solutions. The acquisition expanded the Company's product offerings for existing customers and new customers in power management markets. The purchase price of $309.5 million was allocated to Active-Semi's net tangible assets (approximately $19.8 million) and intangible assets (approximately $158.4 million) based on their estimated fair values as of May 6, 2019. The excess of the purchase price over the value of the net tangible assets and intangible assets resulted in goodwill of approximately $131.2 million. The more significant intangible assets acquired included developed technology of $76.7 million (being amortized over 5 to 9 years), customer relationships of $40.9 million (being amortized over 5 years) and in-process research and development ("IPRD") of $40.6 million. During the six months ended September 28, 2019, $31.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their useful lives of 5 to 7 years. The IPRD remaining as of September 28, 2019 is expected to be completed during fiscal 2021 with remaining costs to complete of less than $2.0 million.

The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The Company recorded postcombination compensation expense as well as other acquisition and integration related costs during the three and six months ended September 28, 2019 of $1.7 million and $23.0 million, respectively, in "Other operating expense" in the Condensed Consolidated Statements of Income. In addition, the Company recorded acquisition and integration related costs during the three and six months ended September 28, 2019 of $3.5 million and $4.2 million, respectively, in "Cost of goods sold" in the Condensed Consolidated Statements of Income.

The change in the carrying amount of goodwill for the six months ended September 28, 2019, is as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 30, 2019	$1,751,503	$422,386	$2,173,889
Goodwill resulting from Active-Semi acquisition	—	131,247	131,247
Balance as of September 28, 2019	$1,751,503	$553,633	$2,305,136

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	September 28, 2019		March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$871,872	$557,626	$1,246,335	$960,793
Customer relationships	426,522	309,864	1,272,725	1,161,735
Trade names	200	167	29,391	29,391
Technology licenses	3,205	1,954	14,704	13,026
Non-compete agreement	—	—	1,026	1,026
IPRD	19,600	N/A	10,000	N/A
Total	$1,321,399	$869,611	$2,574,181	$2,165,971

In the first quarter of each fiscal year, the Company removes the fully amortized balances from the gross asset and accumulated amortization amounts of those intangible assets that were fully amortized as of the prior fiscal year end.

Total intangible assets amortization expense was $56.4 million and $114.8 million, respectively, for the three and six months ended September 28, 2019, and $133.4 million and $266.7 million, respectively, for the three and six months ended September 29, 2018.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 28, 2019 and March 30, 2019 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 28, 2019
Assets
Marketable equity securities	$979	$979	$—
Invested funds in deferred compensation plan (1)	20,541	20,541	—
Total assets measured at fair value	$21,520	$21,520	$—
Liabilities
Deferred compensation plan obligation (1)	$20,541	$20,541	$—
Total liabilities measured at fair value	$20,541	$20,541	$—

March 30, 2019
Assets
Money market funds	$13	$13	$—
Marketable equity securities	901	901	—
Auction rate securities (2)	1,950	—	1,950
Invested funds in deferred compensation plan (1)	18,737	18,737	—
Total assets measured at fair value	$21,601	$19,651	$1,950
Liabilities
Deferred compensation plan obligation (1)	$18,737	$18,737	$—
Total liabilities measured at fair value	$18,737	$18,737	$—

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

As of September 28, 2019 and March 30, 2019, the Company did not have any Level 3 assets or liabilities.

Equity Investment Without a Readily Determinable Fair Value
As of September 28, 2019, the Company has invested $60.0 million to acquire preferred shares of Cavendish Kinetics Limited (“Cavendish”). This investment was determined to be an equity investment without a readily determinable fair value and is accounted for using the measurement alternative in accordance with ASC 321, "Investments - Equity Securities." As of September 28, 2019, there was no impairment or observable price change for this investment. This investment is classified in "Long-term investments" in the Condensed Consolidated Balance Sheets. See Note 15 for additional disclosures related to the subsequent acquisition of the entire issued and outstanding capital of Cavendish.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
Marketable securities are measured at fair value and recorded in "Cash and cash equivalents," "Other current assets" and "Long-term investments" in the Condensed Consolidated Balance Sheets, and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of stockholders’ equity, net of tax (debt securities) and "Other income (expense)" in the Condensed Consolidated Statements of Income (equity securities).

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 7 for further disclosures related to the fair value of the Company's debt.

6. LEASES
The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

In fiscal 2018, the Company entered into a finance lease which is expected to commence in fiscal 2021 and is not recorded in the Condensed Consolidated Balance Sheet as of September 28, 2019. The Company’s other finance lease, which is classified in "Property and equipment" in the Condensed Consolidated Balance Sheets, is immaterial for disclosure.

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

The components of lease expense for operating leases for the three and six months ended September 28, 2019, are as follows:

	September 28, 2019
	Three Months Ended	Six Months Ended
Operating lease expense	$3,963	$7,417
Short-term lease expense	1,187	3,152
Variable lease expense	1,181	1,595
Total lease expense	$6,331	$12,164

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

Six Months Ended
September 28, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,377

Non-cash activities:
Operating lease assets obtained in exchange for new lease liabilities	$2,486

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental balance sheet information related to operating leases is as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 28, 2019
Assets
Operating lease assets	Other non-current assets	$61,693

Liabilities
Operating lease current liabilities	Other current liabilities	$12,965
Operating lease non-current liabilities	Other long-term liabilities	$56,923

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

September 28, 2019
Weighted-average remaining lease term (years) - operating leases	8.70
Weighted-average discount rate - operating leases	4.24%

Maturities of lease liabilities under operating leases by fiscal year as of September 28, 2019 are as follows (in thousands):

September 28, 2019
2020	$7,575
2021	14,980
2022	11,823
2023	9,167
2024	7,802
Thereafter	32,011
Total lease payments	83,358
Less imputed interest	(13,470)
Present value of lease liabilities	$69,888

7. DEBT

Long-term debt as of September 28, 2019 and March 30, 2019 is as follows (in thousands):

	September 28, 2019	March 30, 2019
Term loan	$100,000	$—
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026	900,000	900,000
Finance leases	2,123	1,745
Less unamortized premium and issuance costs	(5,231)	(4,134)
Less current portion of long-term debt	(4,233)	(80)
Total long-term debt	$1,016,063	$920,935

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In fiscal years 2018 and 2019, the Company retired all of the issued and outstanding 2023 Notes and $526.6 million of the 2025 Notes.  During the three and six months ended September 29, 2018, the Company recognized a loss on debt extinguishment of $48.8 million and $82.2 million, respectively, as "Other expense" in the Condensed Consolidated Statements of Income in connection with certain purchases of the 2023 Notes and the 2025 Notes. As of September 28, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. The Company paid no interest on the 2025 Notes during the three months ended September 28, 2019 and paid interest of $0.8 million on the 2025 Notes during the six months ended September 28, 2019. Interest paid on the 2023 Notes and the 2025 Notes during the three and six months ended September 29, 2018 was $7.3 million and $41.5 million, respectively.

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

Interest is payable on the 2026 Notes on January 15 and July 15 of each year at a rate of 5.50% per annum. Interest paid on the 2026 Notes during the three and six months ended September 28, 2019 was $24.8 million.

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018). On June 17, 2019, the Company drew $100.0 million of the Term Loan, with the remaining $200.0 million available, at the discretion of the Company, in a final draw. Subsequent amendments to the Credit Agreement have, among other things, extended the delayed draw availability period to December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Company may request that the Credit Facility be increased by up to $300.0 million, subject to securing additional funding commitments from the existing or new lenders. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the six months ended September 28, 2019, there were no borrowings under the Revolving Facility. Interest paid on the Term Loan during the three and six months ended September 28, 2019 was $0.9 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of September 28, 2019, the Company was in compliance with these covenants.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes and the 2026 Notes as of September 28, 2019 was $25.1 million and $954.8 million, respectively (compared to a carrying value of $23.4 million and $900.0 million, respectively). The estimated fair value of the 2025 Notes and the 2026 Notes as of March 30, 2019 was $25.8 million and $929.3 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes and 2026 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

The Company had no outstanding amounts under the Revolving Facility as of September 28, 2019. The Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the Term Loan approximated book value as of September 28, 2019.

Interest Expense
During the three and six months ended September 28, 2019, the Company recognized $13.6 million and $26.5 million, respectively, of interest expense related to the 2025 Notes, the 2026 Notes and the Term Loan, which was partially offset by $1.3 million and $3.0 million, respectively, of interest capitalized to property and equipment. During the three and six months ended September 29, 2018, the Company recognized $10.9 million and $28.0 million, respectively, of interest expense related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was partially offset by $1.8 million and $5.3 million, respectively, of interest capitalized to property and equipment.

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

During the three and six months ended September 28, 2019, the Company repurchased approximately 2.3 million shares and 3.8 million shares, respectively, of its common stock for approximately $165.0 million and $265.1 million, respectively. As of September 28, 2019, $132.8 million remains available for repurchases under the current share repurchase program. See Note 15 for information regarding the new share repurchase program which was announced by the Company on October 31, 2019.

During the three and six months ended September 29, 2018, the Company repurchased approximately 1.1 million shares and 2.3 million shares, respectively, of its common stock for approximately $86.7 million and $186.7 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$452,926	$423,844	$720,422	$693,298
China	199,945	304,115	561,088	588,273
Other Asia	78,606	60,438	148,615	113,930
Taiwan	38,044	54,199	79,033	106,895
Europe	37,177	41,847	73,138	74,717
Total revenue	$806,698	$884,443	$1,582,296	$1,577,113

During the first quarter of fiscal 2020, the Company changed its presentation of net revenue based on the "sold to" address of the customer to the above presentation of net revenue based on the location of the customers' headquarters. The September 29, 2018 information above has been reclassified to reflect this change. The Company believes that the disaggregation of revenue based on the location of the customers' headquarters is more representative of how its revenue and cash flows are impacted by geographically-sensitive changes in economic factors.

The Company also disaggregates revenue by operating segments (see Note 11).

10. RESTRUCTURING

In the third quarter of fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas. As a result of these actions, the Company expects to record total restructuring charges of approximately $95.0 million, including accelerated depreciation of $49.0 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $16.0 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $16.0 million, and other exit costs of $14.0 million. As of the end of the second quarter of fiscal 2020, the Company has recorded cumulative expenses of approximately $42.9 million, $16.0 million, $12.3 million and $6.9 million for accelerated depreciation, impairment charges, employee termination benefits and other exit costs, respectively, as a result of these restructuring actions (which are expected to be substantially completed by the end of fiscal 2020).

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As of the end of the second quarter of fiscal 2020, the Company has recorded cumulative expenses of $46.3 million, $23.4 million and $0.2 million for impairment charges, employee termination benefits and other exit costs, respectively, as a result of these restructuring actions. The Company believes these amounts approximate the total costs to be recognized as these restructuring actions are substantially complete.

In addition, the Company recorded immaterial restructuring expenses in the three and six months ended September 28, 2019 and September 29, 2018, related to exited leased facilities associated with other restructuring events.

The Company does not allocate restructuring costs to its reportable segments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the restructuring activity primarily resulting from these restructuring events:

	Three Months Ended September 28, 2019			Three Months Ended September 29, 2018
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$1,414	$1,414	$—	$497	$497
Contract termination and other associated costs	1,035	1,414	2,449	—	13	13
Accelerated depreciation	5,578	—	5,578	—	—	—
Total	$6,613	$2,828	$9,441	$—	$510	$510

	Six Months Ended September 28, 2019			Six Months Ended September 29, 2018
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$4,809	$4,809	$—	$3,135	$3,135
Contract termination and other associated costs	2,870	4,215	7,085	—	177	177
Accelerated depreciation	21,516	—	21,516	—	—	—
Total	$24,386	$9,024	$33,410	$—	$3,312	$3,312

The following table presents a roll-forward of the Company's restructuring liabilities for the six months ended September 28, 2019:

	One-Time Employee Termination Benefits	Accelerated Depreciation	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 30, 2019	$6,988	$—	$1,626	$8,614
Costs incurred and charged to expense	4,809	21,516	7,085	33,410
Transfer to right-of-use asset	—	—	(1,248)	(1,248)
Cash payments	(5,115)	—	(4,269)	(9,384)
Non-cash activity	—	(21,516)	(2,870)	(24,386)
Accrued restructuring balance as of September 28, 2019	$6,682	$—	$324	$7,006

11. OPERATING SEGMENT INFORMATION

The Company's operating segments as of September 28, 2019 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The “All other” category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring costs, start-up costs, asset impairment and accelerated depreciation, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
MP	$623,106	$666,539	$1,179,359	$1,152,618
IDP	183,592	217,904	402,937	424,495
Total revenue	$806,698	$884,443	$1,582,296	$1,577,113
Operating income (loss):
MP	$193,431	$196,948	$333,366	$286,119
IDP	14,969	56,311	65,093	111,515
All other	(95,633)	(162,782)	(230,466)	(326,372)
Operating income	112,767	90,477	167,993	71,262
Interest expense	(12,693)	(9,689)	(24,557)	(24,042)
Interest income	2,292	1,580	5,238	4,974
Other expense (Note 7)	(300)	(49,532)	(1,411)	(81,487)
Income (loss) before income taxes	$102,066	$32,836	$147,263	$(29,293)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Reconciliation of “All other” category:
Stock-based compensation expense	$(20,876)	$(20,905)	$(45,829)	$(40,250)
Amortization of intangible assets	(56,288)	(133,116)	(114,470)	(266,291)
Acquisition and integration related costs	(7,549)	(1,098)	(30,679)	(2,180)
Restructuring costs	(3,863)	(510)	(11,894)	(3,312)
Start-up costs	(4)	(5,883)	(100)	(11,244)
Asset impairment and accelerated depreciation	(6,635)	—	(22,573)	—
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	(418)	(1,270)	(4,921)	(3,095)
Loss from operations for “All other”	$(95,633)	$(162,782)	$(230,466)	$(326,372)

12. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 28, 2019 and September 29, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 28, 2019 and September 29, 2018.

The Company’s income tax expense was $19.0 million and $24.7 million, respectively, for the three and six months ended September 28, 2019, and the Company’s income tax expense was $0.8 million and income tax benefit was $31.4 million, for the three and six months ended September 29, 2018, respectively. The Company’s effective tax rate was 18.6% and 16.8% for the three and six months ended September 28, 2019, respectively, and 2.3% and 107.1% for the three and six months ended September 29, 2018, respectively.

The Company's effective tax rate for the three and six months ended September 28, 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated, foreign permanent differences, the discrete treatment of postcombination compensation expenses related to the Active-Semi acquisition, and a discrete expense related to the Company’s change in its permanent reinvestment assertion for certain unrepatriated foreign earnings previously subject to U.S. federal taxation. The Company's effective tax rate for the three and six months ended September 29, 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, a discrete tax benefit for changes in provisional estimates related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries enacted in the Tax Cuts and Jobs Act and a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized.

Management has concluded that it can no longer support an assertion that certain earnings which have previously been subject to U.S. federal taxation at its foreign subsidiaries are permanently reinvested. During the second quarter of fiscal 2020, the Company updated forecasts of cash balances and cash flow outside the U.S. and began to implement a more centralized approach to cash management. As a result, the Company recorded $4.0 million discrete tax expense during the second quarter of fiscal 2020. The Company had previously released in the third quarter of fiscal 2018 its permanent reinvestment assertion on its operating subsidiary in Singapore, Qorvo International Pte. Ltd.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$83,038	$32,084	$122,579	$2,091
Denominator:
Denominator for basic net income per share — weighted average shares	117,294	125,643	117,945	125,859
Effect of dilutive securities:
Stock-based awards	2,135	2,907	2,251	3,118
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	119,429	128,550	120,196	128,977
Basic net income per share	$0.71	$0.26	$1.04	$0.02
Diluted net income per share	$0.70	$0.25	$1.02	$0.02

In the computation of diluted net income per share for the three and six months ended September 28, 2019, approximately 0.4 million and 0.2 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended September 29, 2018,

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approximately 0.3 million and 0.2 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80,065	$506,729	$—	$586,794
Accounts receivable, less allowance	—	43,952	361,156	—	405,108
Intercompany accounts and notes receivable	—	473,809	4,624	(478,433)	—
Inventories	—	165,456	341,741	(21,913)	485,284
Prepaid expenses	—	20,793	6,493	—	27,286
Other receivables	—	1,799	12,338	—	14,137
Other current assets	—	29,930	3,275	—	33,205
Total current assets	—	815,804	1,236,356	(500,346)	1,551,814
Property and equipment, net	—	1,059,674	233,337	3,092	1,296,103
Goodwill	—	1,122,629	1,182,507	—	2,305,136
Intangible assets, net	—	154,482	297,306	—	451,788
Long-term investments	—	5,537	92,012	—	97,549
Long-term intercompany accounts and notes receivable	—	1,341,488	220,231	(1,561,719)	—
Investment in subsidiaries	6,716,288	2,591,241	—	(9,307,529)	—
Other non-current assets	6,635	101,258	43,286	(4,998)	146,181
Total assets	$6,722,923	$7,192,113	$3,305,035	$(11,371,500)	$5,848,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$70,435	$143,501	$—	$213,936
Intercompany accounts and notes payable	—	4,624	473,809	(478,433)	—
Accrued liabilities	10,854	114,289	45,578	1,624	172,345
Current portion of long-term debt	3,750	—	483	—	4,233
Other current liabilities	—	10,167	48,948	—	59,115
Total current liabilities	14,604	199,515	712,319	(476,809)	449,629
Long-term debt	1,014,423	—	1,640	—	1,016,063
Long-term intercompany accounts and notes payable	1,428,402	133,317	—	(1,561,719)	—
Other long-term liabilities	—	114,388	28,440	(25,443)	117,385
Total liabilities	2,457,429	447,220	742,399	(2,063,971)	1,583,077
Total stockholders’ equity	4,265,494	6,744,893	2,562,636	(9,307,529)	4,265,494
Total liabilities and stockholders’ equity	$6,722,923	$7,192,113	$3,305,035	$(11,371,500)	$5,848,571

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended September 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$215,097	$749,581	$(157,980)	$806,698
Cost of goods sold	—	193,994	423,834	(134,712)	483,116
Gross profit	—	21,103	325,747	(23,268)	323,582
Operating expenses:
Research and development	7,113	(4,054)	113,453	(898)	115,614
Selling, general and administrative	13,763	44,710	51,819	(22,018)	88,274
Other operating expense	—	4,497	2,418	12	6,927
Total operating expenses	20,876	45,153	167,690	(22,904)	210,815
Income (loss) from operations	(20,876)	(24,050)	158,057	(364)	112,767
Interest expense	(12,496)	(577)	(103)	483	(12,693)
Interest income	—	648	2,128	(484)	2,292
Other (expense) income	—	(679)	379	—	(300)
Income (loss) before income taxes	(33,372)	(24,658)	160,461	(365)	102,066
Income tax (expense) benefit	7,359	(4,183)	(22,204)	—	(19,028)
Income in subsidiaries	109,051	138,256	—	(247,307)	—
Net income	$83,038	$109,415	$138,257	$(247,672)	$83,038

Comprehensive income	$82,061	$109,510	$136,942	$(246,452)	$82,061

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$236,631	$825,844	$(178,032)	$884,443
Cost of goods sold	—	207,221	476,256	(152,548)	530,929
Gross profit	—	29,410	349,588	(25,484)	353,514
Operating expenses:
Research and development	6,910	7,340	103,671	(1,173)	116,748
Selling, general and administrative	13,876	58,924	91,399	(24,692)	139,507
Other operating expense (income)	119	(2,192)	8,458	397	6,782
Total operating expenses	20,905	64,072	203,528	(25,468)	263,037
Income (loss) from operations	(20,905)	(34,662)	146,060	(16)	90,477
Interest expense	(9,400)	(522)	(160)	393	(9,689)
Interest income	—	477	1,495	(392)	1,580
Other (expense) income	(48,779)	798	(1,551)	—	(49,532)
Income (loss) before income taxes	(79,084)	(33,909)	145,844	(15)	32,836
Income tax (expense) benefit	25,920	(20,470)	(6,202)	—	(752)
Income in subsidiaries	85,248	139,642	—	(224,890)	—
Net income	$32,084	$85,263	$139,642	$(224,905)	$32,084

Comprehensive income	$32,012	$85,347	$139,472	$(224,819)	$32,012

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Six Months Ended September 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$472,039	$1,474,695	$(364,438)	$1,582,296
Cost of goods sold	—	437,864	843,949	(317,388)	964,425
Gross profit	—	34,175	630,746	(47,050)	617,871
Operating expenses:
Research and development	14,002	11,529	210,721	(1,718)	234,534
Selling, general and administrative	31,827	94,992	95,643	(45,209)	177,253
Other operating expense	—	19,321	18,960	(190)	38,091
Total operating expenses	45,829	125,842	325,324	(47,117)	449,878
Income (loss) from operations	(45,829)	(91,667)	305,422	67	167,993
Interest expense	(24,085)	(1,069)	(278)	875	(24,557)
Interest income	—	1,406	4,707	(875)	5,238
Other expense	—	(107)	(1,304)	—	(1,411)
Income (loss) before income taxes	(69,914)	(91,437)	308,547	67	147,263
Income tax (expense) benefit	15,165	(1,443)	(38,406)	—	(24,684)
Income in subsidiaries	177,328	270,140	—	(447,468)	—
Net income	$122,579	$177,260	$270,141	$(447,401)	$122,579

Comprehensive income	$121,545	$177,355	$268,833	$(446,188)	$121,545

	Condensed Consolidating Statement of Income and Comprehensive (Loss) Income
	Six Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$468,570	$1,451,805	$(343,262)	$1,577,113
Cost of goods sold	—	397,532	885,953	(296,619)	986,866
Gross profit	—	71,038	565,852	(46,643)	590,247
Operating expenses:
Research and development	13,311	10,619	206,119	(2,398)	227,651
Selling, general and administrative	26,671	116,880	177,778	(45,892)	275,437
Other operating expense	269	5,748	9,512	368	15,897
Total operating expenses	40,251	133,247	393,409	(47,922)	518,985
Income (loss) from operations	(40,251)	(62,209)	172,443	1,279	71,262
Interest expense	(23,442)	(1,059)	(321)	780	(24,042)
Interest income	—	2,883	2,870	(779)	4,974
Other (expense) income	(82,152)	1,126	(461)	—	(81,487)
(Loss) income before income taxes	(145,845)	(59,259)	174,531	1,280	(29,293)
Income tax benefit (expense)	37,374	(3,666)	(2,324)	—	31,384
Income in subsidiaries	110,562	172,207	—	(282,769)	—
Net income	$2,091	$109,282	$172,207	$(281,489)	$2,091

Comprehensive (loss) income	$(165)	$109,371	$169,727	$(279,098)	$(165)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended September 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$166,127	$(144,146)	$408,549	$—	$430,530
Investing activities:
Purchase of property and equipment	—	(75,365)	(12,973)	—	(88,338)
Purchase of a business, net of cash acquired	—	—	(299,673)	—	(299,673)
Proceeds from sale of available-for-sale debt securities	—	1,950	—	—	1,950
Other investing activities	—	(1,748)	506	—	(1,242)
Net transactions with related parties	—	28,086	—	(28,086)	—
Net cash used in investing activities	—	(47,077)	(312,140)	(28,086)	(387,303)
Financing activities:
Proceeds from borrowings	100,000	—	—	—	100,000
Repurchase of common stock, including transaction costs	(265,105)	—	—	—	(265,105)
Proceeds from the issuance of common stock	20,205	—	—	—	20,205
Tax withholding paid on behalf of employees for restricted stock units	(20,545)	—	—	—	(20,545)
Other financing activities	(682)	—	(150)	—	(832)
Net transactions with related parties	—	39,423	(67,509)	28,086	—
Net cash (used in) provided by financing activities	(166,127)	39,423	(67,659)	28,086	(166,277)
Effect of exchange rate changes on cash	—	—	(1,091)	—	(1,091)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(151,800)	27,659	—	(124,141)
Cash, cash equivalents and restricted cash at the beginning of the period	—	231,865	479,517	—	711,382
Cash, cash equivalents and restricted cash at the end of the period	$—	$80,065	$507,176	$—	$587,241

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended September 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$522,959	$(548,315)	$315,152	$—	$289,796
Investing activities:
Purchase of property and equipment	—	(95,897)	(17,769)	—	(113,666)
Purchase of available-for-sale debt securities	—	(132,729)	—	—	(132,729)
Proceeds from maturities and sales of available-for-sale debt securities	—	133,132	—	—	133,132
Other investing activities	—	(1,086)	(18,406)	—	(19,492)
Net transactions with related parties	—	110,047	—	(110,047)	—
Net cash (used in) provided by investing activities	—	13,467	(36,175)	(110,047)	(132,755)
Financing activities:
Repurchase of debt	(954,745)	—	—	—	(954,745)
Proceeds from debt issuances	631,300	—	—	—	631,300
Repurchase of common stock, including transaction costs	(186,682)	—	—	—	(186,682)
Proceeds from the issuance of common stock	18,406	—	—	—	18,406
Tax withholding paid on behalf of employees for restricted stock units	(24,181)	—	—	—	(24,181)
Other financing activities	(7,057)	—	—	—	(7,057)
Net transactions with related parties	—	686	(110,733)	110,047	—
Net cash (used in) provided by financing activities	(522,959)	686	(110,733)	110,047	(522,959)
Effect of exchange rate changes on cash	—	—	(2,216)	—	(2,216)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(534,162)	166,028	—	(368,134)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$95,152	$463,116	$—	$558,268

15. SUBSEQUENT EVENTS

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “2029 Notes”). The 2029 Notes pay interest semi-annually on April 15 and October 15 at a rate of 4.375% per annum. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms.

The 2029 Notes were sold in a private offering to certain institutions that then resold the 2029 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company intends to use the net proceeds of the offering for general corporate purposes. The 2029 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by each of the Guarantors.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019 (the “2019 Indenture”), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2019 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2019 Indenture also contains customary negative covenants.

At any time prior to October 15, 2024, the Company may redeem all or part of the 2029 Notes, at a redemption price equal to their principal amount, plus a “make-whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to October 15, 2024, the Company may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.375%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at the redemption prices specified in the 2019 Indenture, plus accrued and unpaid interest.

The 2029 Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the 2029 Notes, the Company entered into a Registration Rights Agreement, dated as of September 30, 2019 (the “Registration Rights Agreement”), by and among the Company and the Guarantors, on the one hand, and BofA Securities, Inc., as representative of the initial purchasers of the 2029 Notes, on the other hand.

Under the Registration Rights Agreement, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the “Exchange Offer Registration Statement”) relating to the registered exchange offer (the “Exchange Offer”) to exchange the 2029 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2029 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after September 30, 2019 (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer.

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the 2029 Notes as promptly as practicable, and (ii) cause the shelf registration statement to be declared effective by the SEC as promptly as practicable. The Company and the Guarantors have also agreed to use their commercially reasonable efforts to keep the shelf registration statement continuously effective until one year after its effective date (or such shorter period that will terminate when all the 2029 Notes covered thereby have been sold pursuant thereto).

If the Company fails to meet any of these targets, the annual interest rate on the 2029 Notes will increase by 0.25% during the 90-day period following the default, and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2029 Notes will revert to the original level.

Cavendish Kinetics Limited Acquisition
On October 4, 2019, the Company completed the acquisition of the entire issued and outstanding capital of Cavendish for a cash purchase price of approximately $203.0 million, subject to customary purchase price adjustments. Cavendish is a private supplier of high-performance RF microelectromechanical system ("MEMS") technology for antenna tuning applications and will become part of the Company's MP operating segment. As a result of the acquisition, RF MEMS technology will be advanced for applications across the Company's products and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

Share Repurchase Program
On October 31, 2019, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which includes approximately $117.0 million authorized under the prior program terminated concurrent with the new authorization. Under this new program, share

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on a few large customers for a substantial portion of our revenue; a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; our ability to implement innovative technologies; underutilization of manufacturing facilities as a result of industry overcapacity; we may not be able to borrow funds under our credit facility or secure future financing; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; volatility in the price of our common stock; damage to our reputation or brand; fluctuations in the amount and frequency of our stock repurchases; our acquisitions and other strategic investments, including our recent acquisitions of Active-Semi International, Inc. ("Active-Semi") and Cavendish Kinetics Limited ("Cavendish"), could fail to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; warranty claims, product recalls and product liability; and risks associated with environmental, health and safety regulations and climate change. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

Qorvo® is a product and technology leader at the forefront of the growing global demand for always-on connectivity. We combine a broad portfolio of innovative radio frequency ("RF") solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse group of customers in expanding markets, including smartphones and other mobile devices, defense and aerospace, Wi-Fi customer premises equipment, cellular base stations, and multiple Internet of Things ("IoT") applications including the smart home and connected car. Within these markets, our products enable a broad range of leading-edge applications – from very-high-power wired and wireless infrastructure solutions to ultra-low-power smart home solutions. Our products and technologies help transform how people around the world access their data, transact commerce and interact with their communities.

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

As of September 28, 2019, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP operating income (see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

SECOND QUARTER FISCAL 2020 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue decreased 8.8% as compared to the second quarter of fiscal 2019, primarily due to lower shipments of our mobile products and base station products to Huawei Technologies Co., Ltd. and its affiliates ("Huawei") as well as lower demand for our mobile products in support of our customers based in China. These decreases were partially offset by increased revenue resulting from higher demand for marquee smartphones experienced by our largest end customer as well as higher demand from a Korea-based customer.

•
Gross margin for the second quarter of fiscal 2020 was 40.1% as compared to 40.0% for the second quarter of fiscal 2019, with gross margin improvements related to lower intangible amortization expense and favorable changes in product mix being offset by lower factory utilization and increased restructuring charges.

•
Operating income was $112.8 million for the second quarter of fiscal 2020 as compared to operating income of $90.5 million for the second quarter of fiscal 2019. This increase was primarily due to lower operating expenses, partially offset by lower revenue.

•
Capital expenditures decreased to $38.0 million for the second quarter of fiscal 2020 as compared to $70.1 million for the second quarter of fiscal 2019. Our capital expenditures in the second quarter of fiscal 2020 were primarily strategic investments in premium filter capacity and gallium nitride ("GaN") technology capabilities.

•	During the second quarter of fiscal 2020, we repurchased approximately 2.3 million shares of our common stock for approximately $165.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 28, 2019 and September 29, 2018 (in thousands, except percentages):

	Three Months Ended
	September 28, 2019	% of Revenue	September 29, 2018	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$806,698	100.0%	$884,443	100.0%	$(77,745)	(8.8)%
Cost of goods sold	483,116	59.9	530,929	60.0	(47,813)	(9.0)
Gross profit	323,582	40.1	353,514	40.0	(29,932)	(8.5)
Research and development	115,614	14.3	116,748	13.2	(1,134)	(1.0)
Selling, general and administrative	88,274	10.9	139,507	15.8	(51,233)	(36.7)
Other operating expense	6,927	0.9	6,782	0.8	145	2.1
Operating income	$112,767	14.0%	$90,477	10.2%	$22,290	24.6%

	Six Months Ended
	September 28, 2019	% of Revenue	September 29, 2018	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,582,296	100.0%	$1,577,113	100.0%	$5,183	0.3%
Cost of goods sold	964,425	61.0	986,866	62.6	(22,441)	(2.3)
Gross profit	617,871	39.0	590,247	37.4	27,624	4.7
Research and development	234,534	14.8	227,651	14.4	6,883	3.0
Selling, general and administrative	177,253	11.2	275,437	17.5	(98,184)	(35.6)
Other operating expense	38,091	2.4	15,897	1.0	22,194	139.6
Operating income	$167,993	10.6%	$71,262	4.5%	$96,731	135.7%

Revenue decreased for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018, primarily due to lower shipments of our mobile products and base station products to Huawei as well as lower demand for our mobile products in support of our customers based in China. These decreases were partially offset by increased revenue resulting from higher demand for marquee smartphones experienced by our largest end customer as well as higher demand from a Korea-based customer.

Revenue was flat for the six months ended September 28, 2019, as compared to the six months ended September 29, 2018, with increased revenue resulting from higher demand for marquee smartphones experienced by our largest end customer as well as higher demand from a Korea-based customer, being offset by lower demand for our mobile products in support of customers based in China.

During the six months ended September 28, 2019, we temporarily suspended shipments of products to Huawei after the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the BIS's Entity List.  Eventually, we restarted shipments from outside the U.S. of certain foreign-made products that are not subject to the Export Administration Regulations ("EAR") to Huawei in compliance with the BIS order. We have also applied for a license to ship other products that are subject to the EAR, as required by the rules governing the Entity List.

Consistent with our prior disclosure, we recognized significantly lower sales to Huawei in the three months ended September 28, 2019 (approximately 5.0% of our total revenue) as compared to the three months ended June 29, 2019 (approximately 22.0% of our total revenue).

Gross margin was flat for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, with gross margin improvements related to lower intangible amortization expense and favorable changes in product mix being offset by lower factory utilization and increased restructuring charges.

Gross margin for the six months ended September 28, 2019 was 39.0%, as compared to 37.4% the six months ended September 29, 2018. This increase was primarily due to lower intangible amortization expense, favorable changes in product mix and lower manufacturing costs, partially offset by increased restructuring charges, average selling price erosion and lower factory utilization.

Operating Expenses

Research and development expense was relatively flat for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, with lower product development spend being partially offset by the addition of Active-Semi expenses. Research and development expense increased $6.9 million, or 3.0%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to higher personnel costs and the addition of Active-Semi expenses, partially offset by lower product development spend.

Selling, general and administrative expense decreased $51.2 million, or 36.7%, for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, primarily due to lower intangible amortization. Selling, general and administrative expense decreased $98.2 million, or 35.6%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to lower intangible amortization, partially offset by higher personnel costs and the addition of Active-Semi expenses.

Other operating expense was flat for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018. Other operating expense increased $22.2 million for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to expenses related to the acquisition of Active-Semi as well as restructuring expenses. These costs were partially offset by lower start-up costs as compared to the six months ended September 29, 2018.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	September 28, 2019	September 29, 2018	Decrease	Percentage Change
Revenue	$623,106	$666,539	$(43,433)	(6.5)%
Operating income	193,431	196,948	(3,517)	(1.8)
Operating income as a % of revenue	31.0%	29.5%

	Six Months Ended
(In thousands, except percentages)	September 28, 2019	September 29, 2018	Increase	Percentage Change
Revenue	$1,179,359	$1,152,618	$26,741	2.3%
Operating income	333,366	286,119	47,247	16.5
Operating income as a % of revenue	28.3%	24.8%

MP revenue decreased $43.4 million, or 6.5%, for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, primarily due to lower shipments to Huawei as well as lower demand for our mobile products in support of customers based in China. These decreases were partially offset by increased revenue resulting from higher demand for marquee smartphones experienced by our largest end customer as well as higher demand from a Korea-based customer.

MP revenue increased $26.7 million, or 2.3%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to increased revenue resulting from higher demand for marquee smartphones experienced by our largest end customer as well as higher demand from a Korea-based customer as well as higher demand from Huawei (which resulted from content expansion). These increases were partially offset by lower demand for our mobile products in support of customers based in China.

MP operating income as a percentage of revenue was relatively flat for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018.

MP operating income increased $47.2 million, or 16.5%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to higher gross margin, lower operating expenses and higher revenue. Gross margin was positively impacted by favorable changes in product mix and lower manufacturing costs, partially offset by average selling price erosion and lower factory utilization. Operating expenses decreased primarily due to lower personnel related costs and lower product development spend.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	September 28, 2019	September 29, 2018	Decrease	Percentage Change
Revenue	$183,592	$217,904	$(34,312)	(15.7)%
Operating income	14,969	56,311	(41,342)	(73.4)
Operating income as a % of revenue	8.2%	25.8%

	Six Months Ended
(In thousands, except percentages)	September 28, 2019	September 29, 2018	Decrease	Percentage Change
Revenue	$402,937	$424,495	$(21,558)	(5.1)%
Operating income	65,093	111,515	(46,422)	(41.6)
Operating income as a % of revenue	16.2%	26.3%

IDP revenue decreased $34.3 million, or 15.7%, for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, primarily due to lower demand for our base station products from Huawei as well as lower demand for our Wi-Fi products. These decreases were partially offset by sales of our programmable power management products as a result of the acquisition of Active-Semi.

IDP revenue decreased $21.6 million, or 5.1%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to lower demand for our Wi-Fi products, partially offset by sales of our programmable power management products as a result of the acquisition of Active-Semi.

IDP operating income decreased $41.3 million, or 73.4%, for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018, primarily due to lower revenue, lower gross margin and higher operating expenses. Gross margin was negatively impacted by inventory charges and lower factory utilization. The increase in operating expenses was primarily due to higher personnel costs and the addition of Active-Semi expenses.

IDP operating income decreased $46.4 million, or 41.6%, for the six months ended September 28, 2019 as compared to the six months ended September 29, 2018, primarily due to higher operating expenses, lower gross margin and lower revenue. The increase in operating expenses was primarily due to higher personnel costs and the addition of Active-Semi expenses. Gross margin was negatively impacted by inventory charges and lower factory utilization.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and six months ended September 28, 2019 and September 29, 2018.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest expense	$(12,693)	$(9,689)	$(24,557)	$(24,042)
Interest income	2,292	1,580	5,238	4,974
Other expense	(300)	(49,532)	(1,411)	(81,487)
Income tax (expense) benefit	(19,028)	(752)	(24,684)	31,384

Interest Expense
During the three and six months ended September 28, 2019, we recorded interest expense of $14.0 million and $27.6 million, respectively, primarily related to the 5.50% senior notes due July 15, 2026 (the "2026 Notes"), which was partially offset by $1.3 million and $3.0 million, respectively, of capitalized interest.

During the three and six months ended September 29, 2018, we recorded interest expense of $11.5 million and $29.3 million, respectively, primarily related to the 6.75% senior notes due December 1, 2023 (the "2023 Notes"), the 7.00% senior notes due December 1, 2025 (the "2025 Notes") and the 2026 Notes, which was partially offset by $1.8 million and $5.3 million of capitalized interest.

Other Expense
During the three and six months ended September 29, 2018, we recorded a loss on debt extinguishment of $48.8 million and $82.2 million, respectively, in connection with certain purchases of the 2023 Notes and the 2025 Notes.

Income Taxes
Our provision for income taxes for the three and six months ended September 28, 2019 and September 29, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

For the three and six months ended September 28, 2019, we recorded income tax expense of $19.0 million and $24.7 million, respectively, which was comprised primarily of tax expense related to international operations generating pre-tax book income and the reversal of the permanent reinvestment assertion with regards to unrepatriated foreign earnings, offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. For the three and six months ended September 29, 2018, we recorded income tax expense of $0.8 million and income tax benefit of $31.4 million, respectively, which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses, a tax incentive granted in Singapore and adjustments in the provisional estimates required by the Tax Cuts and Jobs Act, offset by a tax expense related to international operations generating pre-tax book income.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

During the second quarter of fiscal 2020, we determined that we could no longer support a permanent reinvestment position on certain earnings previously subject to U.S. federal taxation at our foreign subsidiaries. This change was primarily a result of future cash flow projections outside the U.S. and implementation of a more centralized approach to cash management.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 28, 2019, we had working capital of approximately $1,102.2 million, including $586.8 million in cash and cash equivalents, compared to working capital of approximately $1,249.2 million at March 30, 2019, including $711.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the acquisition of Active-Semi. This decrease in working capital was partially offset by the $100.0 million draw on the Term Loan in the first quarter of fiscal 2020.

Our $586.8 million of total cash and cash equivalents as of September 28, 2019 includes approximately $503.5 million held by our foreign subsidiaries, of which $424.0 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the six months ended September 28, 2019, we repurchased approximately 3.8 million shares of our common stock for approximately $265.1 million under our share repurchase program. As of September 28, 2019, $132.8 million remained available for repurchases under the program.

On October 31, 2019, we announced that our Board of Directors authorized a new share repurchase program. See Note 15 of the Notes to Condensed Consolidated Financial Statements for information regarding the new share repurchase program.

Cash Flows from Operating Activities
Operating activities for the six months ended September 28, 2019 generated cash of $430.5 million, compared to $289.8 million for the six months ended September 29, 2018, primarily due to favorable changes in working capital driven by improvements in days sales outstanding as well as the timing of sales during the six months ended September 28, 2019.

Cash Flows from Investing Activities
Net cash used in investing activities was $387.3 million for the six months ended September 28, 2019, compared to $132.8 million for the six months ended September 29, 2018, primarily due to the acquisition of Active-Semi.

Cash Flows from Financing Activities
Net cash used in financing activities was $166.3 million for the six months ended September 28, 2019, compared to $523.0 million for the six months ended September 29, 2018. During the six months ended September 29, 2018, cash disbursed in connection with the retirement of all of the 2023 Notes and a majority of the 2025 Notes was partially offset by cash proceeds received from the issuance of the 2026 Notes. During the six months ended September 28, 2019, we drew $100.0 million on our Term Loan.

COMMITMENTS AND CONTINGENCIES

2023 Notes and 2025 Notes On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of our U.S. subsidiaries (the "Guarantors"). With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. We paid no interest on the 2025 Notes during the three months ended September 28, 2019 and we paid interest of $0.8 million on the 2025 Notes during the six months ended September 28, 2019. Interest paid on the 2023 Notes and the 2025 Notes during the three and six months ended September 29, 2018 was $7.3 million and $41.5 million, respectively.

In fiscal years 2018 and 2019, we retired all of the issued and outstanding 2023 Notes and $526.6 million of the 2025 Notes.  As of September 28, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

2026 Notes On July 16, 2018, we issued $500.0 million aggregate principal amount of the 2026 Notes (the "Initial 2026 Notes"). On August 28, 2018 and March 5, 2019, we completed offerings of an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes", and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum. Interest paid on the 2026 Notes during the three and six months ended September 28, 2019 was $24.8 million.

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

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2026 Notes.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of the 4.375% senior notes due October 15, 2029 (the "2029 Notes"). The 2029 Notes were sold in a private offering to certain institutions that then resold the 2029 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the offering for general corporate purposes. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors.

Interest on the 2029 Notes is payable on October 15 and April 15 of each year at a rate of 4.375% per annum.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2029 Notes.

Credit Agreement On December 5, 2017, we and the Guarantors entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”). On the same date, in connection with the execution of the Credit Agreement, we terminated our prior credit agreement, dated April 7, 2015.

The Credit Agreement includes a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility", together with the Term Loan, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded, and this amount was subsequently repaid in March 2018. On June 17, 2019, we drew $100.0 million of the Term Loan, with the remaining $200.0 million available, at our discretion, in a final draw. Subsequent amendments to the Credit Agreement have, among other things, extended the delayed draw availability period to December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. We may request at any time that the Credit Facility be increased up to $300.0 million. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). During the three and six months ended September 28, 2019, there were no borrowings under the Revolving Facility. Interest paid on the Term Loan during the three and six months ended September 28, 2019 was $0.9 million.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of September 28, 2019, we were in compliance with all the financial covenants under the Credit Agreement.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Capital Commitments At September 28, 2019, we had capital commitments of approximately $52.2 million primarily for projects related to GaN technology capabilities, premium filter capacity and manufacturing cost savings initiatives, as well as for equipment replacements and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 30, 2019 to July 27, 2019	173	$70.15	173	$285.7 million
July 28, 2019 to August 24, 2019	1,342	$71.26	1,342	$190.1 million
August 25, 2019 to September 28, 2019	786	$72.78	786	$132.8 million
Total	2,301	$71.70	2,301	$132.8 million

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

On October 31, 2019, we announced that our Board of Directors authorized a new share repurchase program. See Note 15 of the Notes to Condensed Consolidated Financial Statements for information regarding the new share repurchase program.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 28, 2019 and March 30, 2019; (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 28, 2019 and September 29, 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 28, 2019 and September 29, 2018; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 28, 2019 and September 29, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 28, 2019 and September 29, 2018; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 1, 2019	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer