Form 10-Q
period 2019-12-28
Qorvo, Inc.
filed 2020-01-30
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019
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

As of January 22, 2020, there were 115,684,626 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,097,724	$711,035
Accounts receivable, less allowance of $61 and $40 as of December 28, 2019 and March 30, 2019, respectively	409,835	378,172
Inventories (Note 3)	479,885	511,793
Prepaid expenses	27,120	25,766
Other receivables	16,620	21,934
Other current assets	36,488	36,141
Total current assets	2,067,672	1,684,841
Property and equipment, net of accumulated depreciation of $1,374,455 at December 28, 2019 and $1,218,507 at March 30, 2019	1,278,988	1,366,513
Goodwill (Note 4)	2,415,802	2,173,889
Intangible assets, net (Note 4)	595,307	408,210
Long-term investments (Note 5)	40,896	97,786
Other non-current assets (Note 6)	120,838	76,785
Total assets	$6,519,503	$5,808,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,180	$233,307
Accrued liabilities	187,017	160,516
Current portion of long-term debt (Note 7)	5,302	80
Other current liabilities (Note 6)	59,706	41,711
Total current liabilities	491,205	435,614
Long-term debt (Note 7)	1,568,554	920,935
Other long-term liabilities (Note 6)	120,367	91,796
Total liabilities	2,180,126	1,448,345
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 115,738 and 119,063 shares issued and outstanding at December 28, 2019 and March 30, 2019, respectively	4,383,368	4,687,455
Accumulated other comprehensive loss, net of tax	(6,843)	(6,624)
Accumulated deficit	(37,148)	(321,152)
Total stockholders’ equity	4,339,377	4,359,679
Total liabilities and stockholders’ equity	$6,519,503	$5,808,024
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Revenue	$869,073	$832,330	$2,451,369	$2,409,443
Cost of goods sold	500,962	493,967	1,465,387	1,480,833
Gross profit	368,111	338,363	985,982	928,610
Operating expenses:
Research and development	122,851	109,985	357,385	337,636
Selling, general and administrative	81,205	125,604	258,458	401,041
Other operating expense (Notes 4 and 10)	10,986	21,617	49,077	37,514
Total operating expenses	215,042	257,206	664,920	776,191
Income from operations	153,069	81,157	321,062	152,419
Interest expense (Note 7)	(16,900)	(9,562)	(41,457)	(33,604)
Interest income	2,874	2,814	8,112	7,788
Other income (expense) (Notes 4 & 7)	44,148	(3,520)	42,737	(85,007)

Income before income taxes	183,191	70,889	330,454	41,596

Income tax (expense) benefit (Note 12)	(21,835)	(1,372)	(46,519)	30,012
Net income	$161,356	$69,517	$283,935	$71,608

Net income per share (Note 13):
Basic	$1.39	$0.56	$2.42	$0.57
Diluted	$1.36	$0.55	$2.37	$0.56

Weighted average shares of common stock outstanding (Note 13):
Basic	116,129	124,308	117,436	125,437
Diluted	118,455	126,842	119,712	128,360

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income	$161,356	$69,517	$283,935	$71,608
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	—	(5)	—	85
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	781	(1,079)	(674)	(3,448)
Reclassification adjustments, net of tax:
Foreign currency loss included in net income	—	—	353	—
Amortization of pension actuarial loss	34	22	102	45
Other comprehensive income (loss)	815	(1,062)	(219)	(3,318)
Total comprehensive income	$162,171	$68,455	$283,716	$68,290
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494
Net income	—	—	—	161,356	161,356
Other comprehensive income	—	—	815	—	815
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	490	10,150	—	—	10,150
Issuance of common stock in connection with employee stock purchase plan	213	13,710	—	—	13,710
Repurchase of common stock, including transaction costs	(1,259)	(125,012)	—	—	(125,012)
Stock-based compensation	—	12,864	—	—	12,864
Balance, December 28, 2019	115,738	$4,383,368	$(6,843)	$(37,148)	$4,339,377

Balance, September 29, 2018	125,046	$5,089,331	$(5,008)	$(452,186)	$4,632,137
Net income	—	—	—	69,517	69,517
Other comprehensive loss	—	—	(1,062)	—	(1,062)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	41	226	—	—	226
Issuance of common stock in connection with employee stock purchase plan	219	12,535	—	—	12,535
Repurchase of common stock, including transaction costs	(2,305)	(151,993)	—	—	(151,993)
Stock-based compensation	—	15,960	—	—	15,960
Balance, December 29, 2018	123,001	$4,966,059	$(6,070)	$(382,669)	$4,577,320

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Accumulated Deficit
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	283,935	283,935
Other comprehensive loss	—	—	(219)	—	(219)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,327	(5,459)	—	—	(5,459)
Issuance of common stock in connection with employee stock purchase plan	452	28,658	—	—	28,658
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(5,104)	(390,117)	—	—	(390,117)
Stock-based compensation	—	62,831	—	—	62,831
Balance, December 28, 2019	115,738	$4,383,368	$(6,843)	$(37,148)	$4,339,377

Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net income	—	—	—	71,608	71,608
Other comprehensive loss	—	—	(3,318)	—	(3,318)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	859	(19,633)	—	—	(19,633)
Issuance of common stock in connection with employee stock purchase plan	468	26,817	—	—	26,817
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(4,648)	(338,675)	—	—	(338,675)
Stock-based compensation	—	60,465	—	—	60,465
Balance, December 29, 2018	123,001	$4,966,059	$(6,070)	$(382,669)	$4,577,320

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$283,935	$71,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,314	143,008
Intangible assets amortization (Note 4)	177,930	399,200
Loss on debt extinguishment (Note 7)	—	84,004
Deferred income taxes	(1,207)	(58,216)
Gain on Cavendish investment (Note 4)	(43,008)	—
Asset impairment (Note 10)	1,057	14,913
Stock-based compensation expense	62,210	58,874
Other, net	7,036	3,491
Changes in operating assets and liabilities:
Accounts receivable, net	(25,166)	(74,844)
Inventories	44,863	7,474
Prepaid expenses and other current and non-current assets	2,942	14,914
Accounts payable and accrued liabilities	41,723	(9,810)
Income tax payable and receivable	3,917	(26,574)
Other liabilities	2,705	(5,023)
Net cash provided by operating activities	731,251	623,019
Investing activities:
Purchase of property and equipment	(129,004)	(185,627)
Purchase of available-for-sale debt securities	—	(132,729)
Purchase of businesses, net of cash acquired (Note 4)	(494,783)	—
Proceeds from sales and maturities of available-for-sale debt securities	1,950	133,132
Other investing activities	(1,263)	(20,238)
Net cash used in investing activities	(623,100)	(205,462)
Financing activities:
Repurchase of debt (Note 7)	—	(977,498)
Proceeds from borrowings and debt issuances (Note 7)	659,000	631,300
Repurchase of common stock, including transaction costs (Note 8)	(390,117)	(338,675)
Proceeds from the issuance of common stock	37,530	25,452
Tax withholding paid on behalf of employees for restricted stock units	(21,013)	(24,595)
Other financing activities	(6,252)	(7,510)
Net cash provided by (used in) financing activities	279,148	(691,526)

Effect of exchange rate changes on cash	(501)	(2,369)
Net increase (decrease) in cash, cash equivalents and restricted cash	386,798	(276,338)
Cash, cash equivalents and restricted cash at the beginning of the period	711,382	926,402
Cash, cash equivalents and restricted cash at the end of the period	$1,098,180	$650,064

Non-cash investing information:
Capital expenditure adjustments included in accounts payable and accrued liabilities	$26,152	$37,206

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,097,724	$649,711
Restricted cash included in "Other non-current assets"	456	353
Total cash, cash equivalents and restricted cash	1,098,180	650,064
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

The adoption of this standard resulted in a cumulative-effect adjustment to accumulated deficit of less than $0.1 million. This standard did not have a material impact on the Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows. See Note 6 for further disclosures resulting from the adoption of this new standard.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	December 28, 2019	March 30, 2019
Raw materials	$105,854	$118,608
Work in process	271,798	272,469
Finished goods	102,233	120,716
Total inventories	$479,885	$511,793

4. BUSINESS ACQUISITIONS

Cavendish Kinetics Limited
As of September 28, 2019, the Company had an investment in preferred shares in Cavendish Kinetics Limited (“Cavendish”), a private supplier of high-performance radio frequency ("RF") microelectromechanical system ("MEMS") technology for antenna tuning applications, with a carrying value of $59.4 million. The Company accounted for this investment as an equity investment without a readily determinable fair value using the measurement alternative in accordance with Accounting Standards Update ("ASU") 2016-01.

On October 4, 2019, the Company completed its acquisition of the remaining issued and outstanding capital of Cavendish for $196.8 million, net of cash acquired. The acquisition advances RF MEMS technology for applications across the Company's products and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish. This resulted in recognition of a gain of $43.0 million for the three and nine months ended December 28, 2019, which is recorded in "Other income (expense)" in the Condensed Consolidated Statements of Income.

The total purchase price of $305.9 million was allocated to Cavendish's net tangible assets (approximately $4.7 million), deferred tax liability (approximately $16.5 million) and intangible assets (approximately $206.4 million, primarily related to developed technology) based on their estimated fair values as of October 4, 2019.

The fair value of the Cavendish developed technology acquired was determined based on an income approach using the “excess earnings method,” which estimated the value of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. This developed technology is being amortized on a straight-line basis over its estimated useful life of 9 years.

The excess of the purchase price over the value of the net tangible assets, deferred tax liability and intangible assets resulted in goodwill of approximately $111.3 million. The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the October 4, 2019 acquisition date).

The Company recorded postcombination compensation expense as well as other acquisition and integration related costs during the three and nine months ended December 28, 2019 of $1.9 million and $3.1 million in "Other operating expense" in the Condensed Consolidated Statements of Income.

Active-Semi International, Inc.
On May 6, 2019, the Company completed its acquisition of Active-Semi International, Inc. ("Active-Semi"), a private fabless supplier of programmable analog power solutions. The acquisition expanded the Company's product offerings for existing customers and new customers in power management markets. The purchase price of $307.9 million was allocated to Active-Semi's net tangible assets (approximately $18.9 million) and intangible assets (approximately $158.4 million) based on their estimated fair values as of May 6, 2019. The more significant intangible assets acquired included developed technology of $76.7 million, customer relationships of $40.9 million and in-process research and development ("IPRD") of $40.6 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of Active-Semi customer relationships acquired was determined based on an income approach using the “with and without method,” in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company “with” the asset and the profitability of the Company “without” the asset. These customer relationships are being amortized on a straight-line basis over their estimated useful lives of 5 years.

The fair values of the Active-Semi developed technology and IPRD acquired were determined based on an income approach using the “excess earnings method,” which estimated the values of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired developed technology assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 9 years.

During the nine months ended December 28, 2019, $31.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their estimated useful lives of 5 to 7 years. The IPRD remaining as of December 28, 2019 is expected to be completed during fiscal 2021 with remaining costs to complete of less than $2.0 million.

The excess of the purchase price over the value of the net tangible assets and intangible assets resulted in goodwill of approximately $130.6 million. The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date).

The Company recorded postcombination compensation expense as well as other acquisition and integration related costs during the three and nine months ended December 28, 2019 of $2.1 million and $25.1 million, respectively, in "Other operating expense" in the Condensed Consolidated Statements of Income. In addition, the Company recorded acquisition and integration related costs during the three and nine months ended December 28, 2019 of $0.3 million and $4.5 million, respectively, in "Cost of goods sold" in the Condensed Consolidated Statements of Income.

The change in the carrying amount of goodwill resulting from the Active-Semi and Cavendish acquisitions for the nine months ended December 28, 2019, is as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 30, 2019	$1,751,503	$422,386	$2,173,889
Goodwill resulting from Active-Semi acquisition	—	130,648	130,648
Goodwill resulting from Cavendish acquisition	111,265	—	111,265
Balance as of December 28, 2019	$1,862,768	$553,034	$2,415,802

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 28, 2019		March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$1,077,872	$602,536	$1,246,335	$960,793
Customer relationships	426,872	327,829	1,272,725	1,161,735
Trade names	200	200	29,391	29,391
Technology licenses	3,490	2,162	14,704	13,026
Non-compete agreement	—	—	1,026	1,026
IPRD	19,600	N/A	10,000	N/A
Total	$1,528,034	$932,727	$2,574,181	$2,165,971

In the first quarter of each fiscal year, the Company removes the fully amortized balances from the gross asset and accumulated amortization amounts of those intangible assets that were fully amortized as of the prior fiscal year end.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Total intangible assets amortization expense was $63.1 million and $177.9 million, respectively, for the three and nine months ended December 28, 2019, and $132.5 million and $399.2 million, respectively, for the three and nine months ended December 29, 2018.

Based on the identified intangible assets as of December 28, 2019, the Company's estimated amortization expense for each period is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2020	$240,000
2021	206,000
2022	79,000
2023	63,000
2024	53,000

5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 28, 2019 and March 30, 2019 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 28, 2019
Assets
Marketable equity securities	$879	$879	$—
Invested funds in deferred compensation plan (1)	23,255	23,255	—
Total assets measured at fair value	$24,134	$24,134	$—
Liabilities
Deferred compensation plan obligation (1)	$23,255	$23,255	$—
Total liabilities measured at fair value	$23,255	$23,255	$—

March 30, 2019
Assets
Money market funds	$13	$13	$—
Marketable equity securities	901	901	—
Auction rate securities (2)	1,950	—	1,950
Invested funds in deferred compensation plan (1)	18,737	18,737	—
Total assets measured at fair value	$21,601	$19,651	$1,950
Liabilities
Deferred compensation plan obligation (1)	$18,737	$18,737	$—
Total liabilities measured at fair value	$18,737	$18,737	$—

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

As of December 28, 2019 and March 30, 2019, the Company did not have any Level 3 assets or liabilities.

Equity Investment Without a Readily Determinable Fair Value
On October 4, 2019, the Company completed its acquisition of the remaining issued and outstanding capital of Cavendish. Prior to the acquisition date, the Company had accounted for its investment in Cavendish as an equity investment without a readily determinable fair value and the investment was classified in "Long-term investments" in the Condensed Consolidated Balance Sheets. See Note 4 for disclosures related to the acquisition of Cavendish.

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

The components of lease expense for operating leases for the three and nine months ended December 28, 2019, are as follows:

	December 28, 2019
	Three Months Ended	Nine Months Ended
Operating lease expense	$3,698	$11,115
Short-term lease expense	1,911	5,063
Variable lease expense	734	2,329
Total lease expense	$6,343	$18,507

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

Nine Months Ended
December 28, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$12,172

Non-cash activities:
Operating lease assets obtained in exchange for new lease liabilities	$3,559

Supplemental balance sheet information related to operating leases is as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 28, 2019
Assets
Operating lease assets	Other non-current assets	$58,965

Liabilities
Operating lease current liabilities	Other current liabilities	$13,268
Operating lease non-current liabilities	Other long-term liabilities	$55,004

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

December 28, 2019
Weighted-average remaining lease term (years) - operating leases	8.26
Weighted-average discount rate - operating leases	4.22%

Maturities of lease liabilities under operating leases by fiscal year as of December 28, 2019 are as follows (in thousands):

2020	$7,685
2021	14,661
2022	11,485
2023	8,526
2024	7,005
Thereafter	31,272
Total lease payments	80,634
Less imputed interest	(12,362)
Present value of lease liabilities	$68,272

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. DEBT

Long-term debt as of December 28, 2019 and March 30, 2019 is as follows (in thousands):

	December 28, 2019	March 30, 2019
Term loan	$100,000	$—
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026	900,000	900,000
4.375% senior notes due 2029	550,000	—
Finance leases	1,951	1,745
Less unamortized premium and issuance costs	(1,499)	(4,134)
Less current portion of long-term debt	(5,302)	(80)
Total long-term debt	$1,568,554	$920,935

Senior Notes due 2023 and 2025
On November 19, 2015, the Company issued $450.0 million aggregate principal amount of its 6.75% senior notes due December 1, 2023 (the "2023 Notes") and $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the "2025 Notes"). The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors"). The 2023 Notes and the 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

In fiscal years 2018 and 2019, the Company retired all of the issued and outstanding 2023 Notes and $526.6 million of the 2025 Notes.  During the three and nine months ended December 29, 2018, the Company recognized a loss on debt extinguishment of $1.8 million and $84.0 million, respectively, as "Other expense" in the Condensed Consolidated Statements of Income in connection with certain purchases of these notes. As of December 28, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three and nine months ended December 28, 2019 was $0.8 million and $1.6 million, respectively. Interest paid on the 2025 Notes during the three months ended December 29, 2018 was $4.0 million, and interest paid on the 2023 Notes and 2025 Notes during the nine months ended December 29, 2018 was $45.5 million.

Senior Notes due 2026
On July 16, 2018, the Company issued $500.0 million aggregate principal amount of its 5.50% senior notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes" and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to supplemental indentures, dated as of August 28, 2018 and March 5, 2019, respectively (such indenture and supplemental indentures, collectively, the "2018 Indenture"). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

In connection with the offerings of the 2026 Notes, the Company agreed to provide the holders of the 2026 Notes with an opportunity to exchange the 2026 Notes for registered notes having terms substantially identical to the 2026 Notes. On June

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

25, 2019, the Company completed the exchange offer, in which all of the privately placed 2026 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the "Securities Act").

Interest is payable on the 2026 Notes on January 15 and July 15 of each year at a rate of 5.50% per annum. The Company paid no interest on the 2026 Notes during the three months ended December 28, 2019 and paid interest of $24.8 million on the 2026 Notes during the nine months ended December 28, 2019.

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “Initial 2029 Notes”). On December 20, 2019, the Company issued an additional $200.0 million aggregate principal amount of such notes (the "Additional 2029 Notes" and together with the Initial 2029 Notes, the "2029 Notes"). The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by each of the Guarantors.

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to a supplemental indenture, dated as of December 20, 2019 (such indenture and supplemental indenture, together, the "2019 Indenture"). The 2019 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2019 Indenture also contains customary negative covenants.

The 2029 Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the Initial 2029 Notes, the Company entered into a registration rights agreement, dated as of September 30, 2019, by and among the Company and the Guarantors, on the one hand, and BofA Securities, Inc., as representative of the initial purchasers of the Initial 2029 Notes, on the other hand, and a substantially similar agreement, dated as of December 20, 2019, with respect to the Additional 2029 Notes (together, the "Registration Rights Agreements").

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year at a rate of 4.375% per annum, commencing April 15, 2020.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement included a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility"). In addition, the Company may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the “Incremental Facility,” together with the Term Loan and the Revolving Facility, the “Credit Facility”). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018). On June 17, 2019, the Company drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During the nine months ended December 28, 2019, there were no borrowings under the Revolving Facility. Interest paid on the Term Loan during the three and nine months ended December 28, 2019 was $0.7 million and $1.6 million, respectively.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of December 28, 2019, the Company was in compliance with these covenants.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes, 2026 Notes, and 2029 Notes as of December 28, 2019 was $25.3 million, $962.3 million, and $576.1 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $550.0 million, respectively). The estimated fair value of the 2025 Notes and the 2026 Notes as of March 30, 2019 was $25.8 million and $929.3 million, respectively. The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes, 2026 Notes, and 2029 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

The Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the Term Loan approximated book value as of December 28, 2019.

Interest Expense
During the three and nine months ended December 28, 2019, the Company recognized $17.8 million and $44.3 million, respectively, of interest expense related to the 2025 Notes, the 2026 Notes, the 2029 Notes and the Term Loan, which was partially offset by $1.4 million and $4.4 million, respectively, of interest capitalized to property and equipment. During the three months ended December 29, 2018, the Company recognized $10.8 million of interest expense related to the 2025 Notes and the 2026 Notes, which was partially offset by $1.9 million of interest capitalized to property and equipment. During the nine months ended December 29, 2018, the Company recognized $38.8 million of interest expense related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was partially offset by $7.2 million of interest capitalized to property and equipment.

8. STOCK REPURCHASES

On October 31, 2019, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which included approximately $117.0 million authorized under the prior program which was terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and nine months ended December 28, 2019, the Company repurchased approximately 1.3 million shares and 5.1 million shares, respectively, of its common stock for approximately $125.0 million and $390.1 million, respectively, under the prior and current share repurchase programs. As of December 28, 2019, $890.9 million remained available for repurchases under the current share repurchase program.

During the three and nine months ended December 29, 2018, the Company repurchased approximately 2.3 million shares and 4.6 million shares, respectively, of its common stock for approximately $152.0 million and $338.7 million, respectively, under the prior share repurchase program.

9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
United States	$423,573	$460,525	$1,143,995	$1,153,823
China	281,024	242,454	842,112	830,727
Other Asia	80,729	54,414	229,344	168,344
Taiwan	43,156	35,143	122,189	142,038
Europe	40,591	39,794	113,729	114,511
Total revenue	$869,073	$832,330	$2,451,369	$2,409,443

During the first quarter of fiscal 2020, the Company changed its presentation of net revenue based on the "sold to" address of the customer to the above presentation of net revenue based on the location of the customers' headquarters. The December 29, 2018 information above has been reclassified to reflect this change. The Company believes that the disaggregation of revenue based on the location of the customers' headquarters is more representative of how its revenue and cash flows are impacted by geographically-sensitive changes in economic factors.

The Company also disaggregates revenue by operating segments (see Note 11).

10. RESTRUCTURING

In the third quarter of fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As of the end of the third quarter of fiscal 2020, the Company has recorded total cumulative restructuring charges of $88.1 million as a result of these restructuring actions, including accelerated depreciation of $47.2 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $15.9 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $13.9 million and other exit costs of $11.1 million.  The Company expects to record additional expenses of approximately $1.0 million for employee termination benefits and $4.0 million for other exit costs as a result of these actions.

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As of the end of the third quarter of fiscal 2020, the Company has recorded cumulative expenses of $46.3 million, $23.3 million and $0.2 million for impairment charges, employee termination benefits and other exit costs, respectively, as a result of these restructuring actions which are substantially complete.

The Company does not allocate restructuring costs to its reportable segments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the restructuring activity primarily resulting from these restructuring events:

	Three Months Ended December 28, 2019			Three Months Ended December 29, 2018
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$1,570	$1,570	$—	$1,302	$1,302
Contract termination and other associated costs	3,438	948	4,386	—	208	208
Asset impairment and accelerated depreciation	4,324	—	4,324	3,080	14,914	17,994
Total	$7,762	$2,518	$10,280	$3,080	$16,424	$19,504

	Nine Months Ended December 28, 2019			Nine Months Ended December 29, 2018
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$6,379	$6,379	$—	$4,437	$4,437
Contract termination and other associated costs	6,308	5,163	11,471	—	385	385
Asset impairment and accelerated depreciation	25,840	—	25,840	3,080	14,914	17,994
Total	$32,148	$11,542	$43,690	$3,080	$19,736	$22,816

The following table presents a roll-forward of the Company's restructuring liabilities for the nine months ended December 28, 2019:

	One-Time Employee Termination Benefits	Accelerated Depreciation	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 30, 2019	$6,988	$—	$1,626	$8,614
Costs incurred and charged to expense	6,379	25,840	11,471	43,690
Transfer to right-of-use asset	—	—	(1,248)	(1,248)
Cash payments	(6,835)	—	(5,245)	(12,080)
Non-cash activity	—	(25,840)	(6,307)	(32,147)
Accrued restructuring balance as of December 28, 2019	$6,532	$—	$297	$6,829

11. OPERATING SEGMENT INFORMATION

The Company's operating segments as of December 28, 2019 are Mobile Products (MP) and Infrastructure and Defense Products (IDP) based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular RF and Wi-Fi solutions for a variety of mobile devices, including smartphones, wearables, laptops, tablets and cellular-based applications for the Internet of Things ("IoT").

IDP is a global supplier of RF, system-on-a-chip and power management solutions for cellular base station, smart home, IoT, defense and automotive applications.

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

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Revenue:
MP	$662,109	$602,312	$1,841,468	$1,754,930
IDP	206,964	230,018	609,901	654,513
Total revenue	$869,073	$832,330	$2,451,369	$2,409,443
Operating income (loss):
MP	$219,778	$180,394	$553,144	$466,513
IDP	32,628	80,861	97,721	192,376
All other	(99,337)	(180,098)	(329,803)	(506,470)
Operating income	153,069	81,157	321,062	152,419
Interest expense	(16,900)	(9,562)	(41,457)	(33,604)
Interest income	2,874	2,814	8,112	7,788
Other income (expense) (Notes 4 & 7)	44,148	(3,520)	42,737	(85,007)
Income before income taxes	$183,191	$70,889	$330,454	$41,596

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Reconciliation of “All other” category:
Stock-based compensation expense	$(16,381)	$(18,624)	$(62,210)	$(58,874)
Amortization of intangible assets	(62,910)	(132,227)	(177,380)	(398,518)
Acquisition and integration related costs	(7,226)	(3,700)	(37,905)	(5,880)
Restructuring costs	(5,956)	(1,510)	(17,850)	(4,822)
Start-up costs	(361)	(6,791)	(461)	(18,035)
Asset impairment and accelerated depreciation	(4,324)	(17,994)	(26,897)	(17,994)
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	(2,179)	748	(7,100)	(2,347)
Loss from operations for “All other”	$(99,337)	$(180,098)	$(329,803)	$(506,470)

12. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 28, 2019 and December 29, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 28, 2019 and December 29, 2018.

The Company’s income tax expense was $21.8 million and $46.5 million, respectively, for the three and nine months ended December 28, 2019, and the Company’s income tax expense was $1.4 million and income tax benefit was $30.0 million, for the three and nine months ended December 29, 2018, respectively. The Company’s effective tax rate was 11.9% and 14.1% for the three and nine months ended December 28, 2019, respectively, and 1.9% and (72.2)% for the three and nine months ended December 29, 2018, respectively.

The Company's effective tax rate for the three and nine months ended December 28, 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated, foreign permanent differences, the discrete treatment of postcombination compensation expenses related to the Active-Semi and Cavendish acquisitions, and a discrete expense related to the Company’s change in its permanent reinvestment assertion. The Company's effective tax rate for the three and nine months ended December 29, 2018 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, foreign permanent differences, state income taxes, domestic tax credits generated, changes in unrecognized tax benefits, GILTI, a discrete tax benefit for changes in provisional estimates related to the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries enacted in the Tax Cuts and Jobs Act and, for the nine months ended December 29, 2018 only, a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized.

Management has concluded that it can no longer support an assertion that certain earnings which have previously been subject to U.S. federal taxation at its foreign subsidiaries are permanently reinvested. During the second quarter of fiscal 2020, the Company updated forecasts of cash balances and cash flow outside the U.S. and began to implement a more centralized approach to cash management. As a result, the Company recorded $4.0 million of discrete tax expense during the second quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company recorded an additional $9.3 million of discrete deferred tax expense related to outside tax basis differences realized on the Company's investment in Cavendish. The Company had previously released in the third quarter of fiscal 2018 its permanent reinvestment assertion on its operating subsidiary in Singapore, Qorvo International Pte. Ltd.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$161,356	$69,517	$283,935	$71,608
Denominator:
Denominator for basic net income per share — weighted average shares	116,129	124,308	117,436	125,437
Effect of dilutive securities:
Stock-based awards	2,326	2,534	2,276	2,923
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	118,455	126,842	119,712	128,360
Basic net income per share	$1.39	$0.56	$2.42	$0.57
Diluted net income per share	$1.36	$0.55	$2.37	$0.56

In the computation of diluted net income per share for the three and nine months ended December 28, 2019, less than 0.1 million and approximately 0.1 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and nine months ended

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 29, 2018, approximately 0.5 million and 0.3 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In accordance with the applicable indentures governing the 2025 Notes, the 2026 Notes and the 2029 Notes, the Company's obligations under the 2025 Notes, the 2026 Notes and the 2029 Notes are fully and unconditionally guaranteed on a joint and several basis by each Guarantor, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent Company"). A Guarantor can be released in certain customary circumstances.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$520,845	$576,879	$—	$1,097,724
Accounts receivable, less allowance	—	57,798	352,037	—	409,835
Intercompany accounts and notes receivable	—	499,432	6,319	(505,751)	—
Inventories	—	158,751	342,900	(21,766)	479,885
Prepaid expenses	—	22,713	4,407	—	27,120
Other receivables	—	1,695	14,925	—	16,620
Other current assets	—	33,382	3,106	—	36,488
Total current assets	—	1,294,616	1,300,573	(527,517)	2,067,672
Property and equipment, net	—	1,041,282	232,906	4,800	1,278,988
Goodwill	—	1,122,629	1,293,173	—	2,415,802
Intangible assets, net	—	125,346	469,961	—	595,307
Long-term investments	—	5,537	35,359	—	40,896
Long-term intercompany accounts and notes receivable	—	864,935	236,904	(1,101,839)	—
Investment in subsidiaries	6,901,231	2,819,038	—	(9,720,269)	—
Other non-current assets	6,567	97,717	22,375	(5,821)	120,838
Total assets	$6,907,798	$7,371,100	$3,591,251	$(11,350,646)	$6,519,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$75,812	$163,368	$—	$239,180
Intercompany accounts and notes payable	—	6,318	499,432	(505,750)	—
Accrued liabilities	28,794	102,294	55,177	752	187,017
Current portion of long-term debt	5,000	—	302	—	5,302
Other current liabilities	—	10,354	49,352	—	59,706
Total current liabilities	33,794	194,778	767,631	(504,998)	491,205
Long-term debt	1,566,905	—	1,649	—	1,568,554
Long-term intercompany accounts and notes payable	967,722	134,117	—	(1,101,839)	—
Other long-term liabilities	—	112,369	31,538	(23,540)	120,367
Total liabilities	2,568,421	441,264	800,818	(1,630,377)	2,180,126
Total stockholders’ equity	4,339,377	6,929,836	2,790,433	(9,720,269)	4,339,377
Total liabilities and stockholders’ equity	$6,907,798	$7,371,100	$3,591,251	$(11,350,646)	$6,519,503

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended December 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$246,326	$789,083	$(166,336)	$869,073
Cost of goods sold	—	218,639	426,940	(144,617)	500,962
Gross profit	—	27,687	362,143	(21,719)	368,111
Operating expenses:
Research and development	9,078	11,434	105,216	(2,877)	122,851
Selling, general and administrative	7,258	41,140	51,993	(19,186)	81,205
Other operating expense	45	7,164	3,919	(142)	10,986
Total operating expenses	16,381	59,738	161,128	(22,205)	215,042
Income (loss) from operations	(16,381)	(32,051)	201,015	486	153,069
Interest expense	(16,691)	(930)	(124)	845	(16,900)
Interest income	—	1,337	2,381	(844)	2,874
Other income	—	2,136	42,012	—	44,148
Income (loss) before income taxes	(33,072)	(29,508)	245,284	487	183,191
Income tax (expense) benefit	9,832	(10,714)	(20,953)	—	(21,835)
Income in subsidiaries	184,595	224,332	—	(408,927)	—
Net income	$161,355	$184,110	$224,331	$(408,440)	$161,356

Comprehensive income	$162,171	$184,015	$225,389	$(409,404)	$162,171

	Condensed Consolidating Statement of Income and Comprehensive Income
	Three Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$271,671	$762,484	$(201,825)	$832,330
Cost of goods sold	—	225,156	447,084	(178,273)	493,967
Gross profit	—	46,515	315,400	(23,552)	338,363
Operating expenses:
Research and development	8,122	10,218	94,114	(2,469)	109,985
Selling, general and administrative	10,327	53,131	82,581	(20,435)	125,604
Other operating expense	173	21,477	499	(532)	21,617
Total operating expenses	18,622	84,826	177,194	(23,436)	257,206
Income (loss) from operations	(18,622)	(38,311)	138,206	(116)	81,157
Interest expense	(9,235)	(516)	(206)	395	(9,562)
Interest income	—	269	2,941	(396)	2,814
Other (expense) income	(1,852)	(2,566)	898	—	(3,520)
Income (loss) before income taxes	(29,709)	(41,124)	141,839	(117)	70,889
Income tax (expense) benefit	6,147	(23,051)	15,532	—	(1,372)
Income in subsidiaries	93,079	157,371	—	(250,450)	—
Net income	$69,517	$93,196	$157,371	$(250,567)	$69,517

Comprehensive income	$68,455	$92,520	$156,974	$(249,494)	$68,455

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended December 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$718,365	$2,263,778	$(530,774)	$2,451,369
Cost of goods sold	—	656,503	1,270,889	(462,005)	1,465,387
Gross profit	—	61,862	992,889	(68,769)	985,982
Operating expenses:
Research and development	23,080	22,963	315,937	(4,595)	357,385
Selling, general and administrative	39,085	136,132	147,636	(64,395)	258,458
Other operating expense	45	26,485	22,879	(332)	49,077
Total operating expenses	62,210	185,580	486,452	(69,322)	664,920
Income (loss) from operations	(62,210)	(123,718)	506,437	553	321,062
Interest expense	(40,776)	(1,999)	(402)	1,720	(41,457)
Interest income	—	2,743	7,088	(1,719)	8,112
Other income	—	2,029	40,708	—	42,737
Income (loss) before income taxes	(102,986)	(120,945)	553,831	554	330,454
Income tax (expense) benefit	24,997	(12,157)	(59,359)	—	(46,519)
Income in subsidiaries	361,923	494,472	—	(856,395)	—
Net income	$283,934	$361,370	$494,472	$(855,841)	$283,935

Comprehensive income	$283,716	$361,370	$494,222	$(855,592)	$283,716

	Condensed Consolidating Statement of Income and Comprehensive Income
	Nine Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Revenue	$—	$740,241	$2,214,289	$(545,087)	$2,409,443
Cost of goods sold	—	622,688	1,333,037	(474,892)	1,480,833
Gross profit	—	117,553	881,252	(70,195)	928,610
Operating expenses:
Research and development	21,433	20,837	300,233	(4,867)	337,636
Selling, general and administrative	36,998	170,011	260,359	(66,327)	401,041
Other operating expense	442	27,225	10,011	(164)	37,514
Total operating expenses	58,873	218,073	570,603	(71,358)	776,191
Income (loss) from operations	(58,873)	(100,520)	310,649	1,163	152,419
Interest expense	(32,677)	(1,575)	(527)	1,175	(33,604)
Interest income	—	3,152	5,811	(1,175)	7,788
Other (expense) income	(84,004)	(1,440)	437	—	(85,007)
Income (loss) before income taxes	(175,554)	(100,383)	316,370	1,163	41,596
Income tax benefit (expense)	43,521	(26,717)	13,208	—	30,012
Income in subsidiaries	203,641	329,578	—	(533,219)	—
Net income	$71,608	$202,478	$329,578	$(532,056)	$71,608

Comprehensive income	$68,290	$201,891	$326,701	$(528,592)	$68,290

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 28, 2019
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$(279,501)	$322,496	$688,256	$—	$731,251
Investing activities:
Purchase of property and equipment	—	(102,781)	(26,223)	—	(129,004)
Purchase of businesses, net of cash acquired	—	—	(494,783)	—	(494,783)
Proceeds from sale of available-for-sale debt securities	—	1,950	—	—	1,950
Other investing activities	—	(1,772)	509	—	(1,263)
Net transactions with related parties	—	28,086	—	(28,086)	—
Net cash used in investing activities	—	(74,517)	(520,497)	(28,086)	(623,100)
Financing activities:
Proceeds from borrowings and debt issuances	659,000	—	—	—	659,000
Repurchase of common stock, including transaction costs	(390,117)	—	—	—	(390,117)
Proceeds from the issuance of common stock	37,530	—	—	—	37,530
Tax withholding paid on behalf of employees for restricted stock units	(21,013)	—	—	—	(21,013)
Other financing activities	(5,899)	—	(353)	—	(6,252)
Net transactions with related parties	—	41,001	(69,087)	28,086	—
Net cash provided by (used in) financing activities	279,501	41,001	(69,440)	28,086	279,148
Effect of exchange rate changes on cash	—	—	(501)	—	(501)
Net increase in cash, cash equivalents and restricted cash	—	288,980	97,818	—	386,798
Cash, cash equivalents and restricted cash at the beginning of the period	—	231,865	479,517	—	711,382
Cash, cash equivalents and restricted cash at the end of the period	$—	$520,845	$577,335	$—	$1,098,180

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended December 29, 2018
(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net cash provided by (used in) operating activities	$691,479	$(688,262)	$619,802	$—	$623,019
Investing activities:
Purchase of property and equipment	—	(155,006)	(30,621)	—	(185,627)
Purchase of available-for-sale debt securities	—	(132,729)	—	—	(132,729)
Proceeds from sales and maturities of available-for-sale debt securities	—	133,132	—	—	133,132
Other investing activities	—	(3,829)	(16,409)	—	(20,238)
Net transactions with related parties	—	260,047	—	(260,047)	—
Net cash (used in) provided by investing activities	—	101,615	(47,030)	(260,047)	(205,462)
Financing activities:
Repurchase of debt	(977,498)	—	—	—	(977,498)
Proceeds from debt issuances	631,300	—	—	—	631,300
Repurchase of common stock, including transaction costs	(338,675)	—	—	—	(338,675)
Proceeds from the issuance of common stock	25,452	—	—	—	25,452
Tax withholding paid on behalf of employees for restricted stock units	(24,595)	—	—	—	(24,595)
Other financing activities	(7,463)	—	(47)	—	(7,510)
Net transactions with related parties	—	1,028	(261,075)	260,047	—
Net cash (used in) provided by financing activities	(691,479)	1,028	(261,122)	260,047	(691,526)
Effect of exchange rate changes on cash	—	—	(2,369)	—	(2,369)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(585,619)	309,281	—	(276,338)
Cash, cash equivalents and restricted cash at the beginning of the period	—	629,314	297,088	—	926,402
Cash, cash equivalents and restricted cash at the end of the period	$—	$43,695	$606,369	$—	$650,064

15. SUBSEQUENT EVENTS

Custom MMIC Design Services, Inc. Acquisition
On January 13, 2020, the Company entered into a definitive agreement to acquire Custom MMIC Design Services, Inc. (“Custom MMIC”) for a cash purchase price of approximately $105.0 million.  Custom MMIC is a privately-held designer and supplier of high-performance monolithic microwave integrated circuits, primarily for military, aerospace, and space qualified applications and will become part of the Company’s IDP operating segment.  Upon closing, the acquisition is expected to expand the Company's defense and aerospace portfolio and customer base. The Company anticipates the acquisition will be completed during the fourth quarter of fiscal 2020, subject to certain customary closing conditions.

Decawave Limited Acquisition
On January 24, 2020, the Company entered into a definitive agreement to acquire Decawave Limited (“Decawave”) for a cash purchase price of approximately $400.0 million.  Decawave is a privately-held supplier of Ultra-Wideband solutions for IoT and smart consumer applications. Upon closing, the acquisition is expected to enhance the Company’s position in ultra-

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

accurate location-based services and expand our opportunities in mobile, automotive and industrial and consumer IoT. The Company anticipates the acquisition will be completed during the fourth quarter of fiscal 2020, subject to certain customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on a few large customers for a substantial portion of our revenue; a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; our ability to implement innovative technologies; underutilization of manufacturing facilities as a result of industry overcapacity; we may not be able to borrow funds under our credit facility or secure future financing; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; volatility in the price of our common stock; damage to our reputation or brand; fluctuations in the amount and frequency of our stock repurchases; our acquisitions and other strategic investments, including our recent acquisitions of Active-Semi International, Inc. ("Active-Semi") and Cavendish Kinetics Limited ("Cavendish") and our pending acquisitions of Custom MMIC Design Services, Inc. ("Custom MMIC") and Decawave Limited (“Decawave”), could fail to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; warranty claims, product recalls and product liability; and risks associated with environmental, health and safety regulations and climate change. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

•
Infrastructure and Defense Products (IDP) - IDP is a global supplier of RF, system-on-a-chip and power management solutions for cellular base station, smart home, IoT, defense and automotive applications.

As of December 28, 2019, our reportable segments are MP and IDP. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP operating income (see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

THIRD QUARTER FISCAL 2020 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 4.4% as compared to the third quarter of fiscal 2019, primarily due to higher demand for our mobile products in support of customers based in China and higher demand from a Korea-based customer, partially offset by lower demand from our largest end customer as well as lower demand for our base station products as a result of trade restrictions.

•
Gross margin for the third quarter of fiscal 2020 was 42.4% as compared to 40.7% for the third quarter of fiscal 2019, primarily due to gross margin improvements related to lower intangible amortization expense and favorable changes in product mix, partially offset by average selling price erosion and lower factory utilization.

•
Operating income was $153.1 million for the third quarter of fiscal 2020 as compared to $81.2 million for the third quarter of fiscal 2019. This increase was primarily due to lower operating expenses, higher revenue and higher gross margin.

•
Capital expenditures decreased to $40.7 million for the third quarter of fiscal 2020 as compared to $72.0 million for the third quarter of fiscal 2019. Our capital expenditures in the third quarter of fiscal 2020 included strategic investments in premium filter capacity and gallium nitride ("GaN") technology capabilities.

•	During the third quarter of fiscal 2020, we repurchased approximately 1.3 million shares of our common stock for approximately $125.0 million.

•
During the third quarter of fiscal 2020, we completed the acquisition of the remaining issued and outstanding capital of Cavendish for a total purchase price of $305.9 million. On the October 4, 2019 acquisition date, our previously held equity interest was remeasured, which resulted in the recognition of a gain of $43.0 million.

•	During the third quarter of fiscal 2020, we issued $550.0 million aggregate principal amount of 4.375% senior notes due 2029 (the "2029 Notes").

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 28, 2019 and December 29, 2018 (in thousands, except percentages):

	Three Months Ended
	December 28, 2019	% of Revenue	December 29, 2018	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$869,073	100.0%	$832,330	100.0%	$36,743	4.4%
Cost of goods sold	500,962	57.6	493,967	59.3	6,995	1.4
Gross profit	368,111	42.4	338,363	40.7	29,748	8.8
Research and development	122,851	14.1	109,985	13.2	12,866	11.7
Selling, general and administrative	81,205	9.4	125,604	15.1	(44,399)	(35.3)
Other operating expense	10,986	1.3	21,617	2.6	(10,631)	(49.2)
Operating income	$153,069	17.6%	$81,157	9.8%	$71,912	88.6%

	Nine Months Ended
	December 28, 2019	% of Revenue	December 29, 2018	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,451,369	100.0%	$2,409,443	100.0%	$41,926	1.7%
Cost of goods sold	1,465,387	59.8	1,480,833	61.5	(15,446)	(1.0)
Gross profit	985,982	40.2	928,610	38.5	57,372	6.2
Research and development	357,385	14.6	337,636	14.0	19,749	5.8
Selling, general and administrative	258,458	10.5	401,041	16.6	(142,583)	(35.6)
Other operating expense	49,077	2.0	37,514	1.6	11,563	30.8
Operating income	$321,062	13.1%	$152,419	6.3%	$168,643	110.6%

Revenue increased for the three months ended December 28, 2019, as compared to the three months ended December 29, 2018, primarily due to higher demand for our mobile products in support of customers based in China and higher demand from a Korea-based customer, partially offset by lower demand from our largest end customer as well as lower demand for our base station products as a result of trade restrictions.

Revenue increased for the nine months ended December 28, 2019, as compared to the nine months ended December 29, 2018, primarily due to higher demand from a Korea-based customer, higher demand for our mobile products from Huawei Technologies Co., Ltd. and its affiliates ("Huawei") and sales of our programmable power management products as a result of the acquisition of Active-Semi. This increase was offset by lower demand for our base station products as a result of trade restrictions and lower demand for our Wi-Fi products.

On May 16, 2019, we suspended shipments of products to Huawei after the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the BIS's Entity List.  Subsequently, we restarted shipments from outside the U.S. of certain products that are not subject to the Export Administration Regulations ("EAR") to Huawei in compliance with the BIS order. We have also applied for a license to ship other products that are subject to the EAR, as required by the rules governing the Entity List. Our sales to Huawei will continue to be impacted by trade restrictions.

Gross margin for the three months ended December 28, 2019 was 42.4%, as compared to 40.7% for the three months ended December 29, 2018. This increase was primarily due to gross margin improvements related to lower intangible amortization expense and favorable changes in product mix, partially offset by average selling price erosion and lower factory utilization.

Gross margin for the nine months ended December 28, 2019 was 40.2%, as compared to 38.5% for the nine months ended December 29, 2018. This increase was primarily due to lower intangible amortization expense, favorable changes in product mix and lower manufacturing costs, partially offset by average selling price erosion, lower factory utilization and increased restructuring charges.

Operating Expenses

Research and development expense increased $12.9 million, or 11.7%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to higher personnel costs as well as the addition of Active-Semi and Cavendish expenses. Research and development expense increased $19.7 million, or 5.8%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to higher personnel costs and the addition of Active-Semi and Cavendish expenses.

Selling, general and administrative expense decreased $44.4 million, or 35.3%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to lower intangible amortization, partially offset by higher personnel costs and the addition of Active-Semi expenses. Selling, general and administrative expense decreased $142.6 million, or 35.6%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to lower intangible amortization, partially offset by higher personnel costs and the addition of Active-Semi expenses.

Other operating expense decreased $10.6 million for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to lower restructuring expenses and lower start-up costs as compared to the three months ended December 29, 2018, partially offset by expenses related to the acquisitions of Active-Semi and Cavendish. Other operating expense increased $11.6 million for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to expenses related to the acquisitions of Active-Semi and Cavendish. These costs were partially offset by lower start-up costs and restructuring expenses as compared to the nine months ended December 29, 2018.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	December 28, 2019	December 29, 2018	Increase	Percentage Change
Revenue	$662,109	$602,312	$59,797	9.9%
Operating income	219,778	180,394	39,384	21.8
Operating income as a % of revenue	33.2%	30.0%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2019	December 29, 2018	Increase	Percentage Change
Revenue	$1,841,468	$1,754,930	$86,538	4.9%
Operating income	553,144	466,513	86,631	18.6
Operating income as a % of revenue	30.0%	26.6%

MP revenue increased $59.8 million, or 9.9%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to higher demand for our mobile products in support of customers based in China, higher demand from a Korea-based customer and higher demand from Huawei. These increases were partially offset by lower demand from our largest end customer.

MP revenue increased $86.5 million, or 4.9%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to higher demand from a Korea-based customer and higher demand from Huawei.

MP operating income increased $39.4 million, or 21.8%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to higher revenue and higher gross margin. Gross margin was positively impacted by favorable changes in product mix, partially offset by average selling price erosion and lower factory utilization.

MP operating income increased $86.6 million, or 18.6%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to higher gross margin and higher revenue. Gross margin was positively impacted by favorable changes in product mix and lower manufacturing costs, partially offset by average selling price erosion and lower factory utilization.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	December 28, 2019	December 29, 2018	Decrease	Percentage Change
Revenue	$206,964	$230,018	$(23,054)	(10.0)%
Operating income	32,628	80,861	(48,233)	(59.6)
Operating income as a % of revenue	15.8%	35.2%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2019	December 29, 2018	Decrease	Percentage Change
Revenue	$609,901	$654,513	$(44,612)	(6.8)%
Operating income	97,721	192,376	(94,655)	(49.2)
Operating income as a % of revenue	16.0%	29.4%

IDP revenue decreased $23.1 million, or 10.0%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to lower demand for our base station products as a result of trade restrictions, partially offset by higher demand for our defense and aerospace products as well as sales of our programmable power management products as a result of the acquisition of Active-Semi.

IDP revenue decreased $44.6 million, or 6.8%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to lower demand for our base station products as a result of trade restrictions and lower demand for our Wi-Fi products, partially offset by sales of our programmable power management products as a result of the acquisition of Active-Semi.

IDP operating income decreased $48.2 million, or 59.6%, for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018, primarily due to higher operating expenses, lower gross margin and lower revenue. The increase in operating expenses was primarily due to higher personnel costs and the addition of Active-Semi expenses. Gross margin was negatively impacted by lower factory utilization, unfavorable changes in product mix and inventory charges.

IDP operating income decreased $94.7 million, or 49.2%, for the nine months ended December 28, 2019 as compared to the nine months ended December 29, 2018, primarily due to higher operating expenses, lower gross margin and lower revenue. The increase in operating expenses was primarily due to higher personnel costs and the addition of Active-Semi expenses. Gross margin was negatively impacted by lower factory utilization, inventory charges and average selling price erosion.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and nine months ended December 28, 2019 and December 29, 2018.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Interest expense	$(16,900)	$(9,562)	$(41,457)	$(33,604)
Interest income	2,874	2,814	8,112	7,788
Other income (expense)	44,148	(3,520)	42,737	(85,007)
Income tax (expense) benefit	(21,835)	(1,372)	(46,519)	30,012

Interest Expense
During the three and nine months ended December 28, 2019, we recorded interest expense of $18.3 million and $45.8 million, respectively, primarily related to the 5.50% senior notes due July 15, 2026 (the "2026 Notes") and the 2029 Notes, which was partially offset by $1.4 million and $4.4 million, respectively, of capitalized interest.

During the three months ended December 29, 2018, we recorded interest expense of $11.5 million primarily related to the 7.00% senior notes due December 1, 2025 (the "2025 Notes") and the 2026 Notes, which was partially offset by $1.9 million of capitalized interest. During the nine months ended December 29, 2018, we recorded interest expense of $40.8 million primarily related to the 6.75% senior notes due December 1, 2023 (the "2023 Notes"), the 2025 Notes and the 2026 Notes, which was partially offset by $7.2 million of capitalized interest.

Other Income (Expense)
During the three and nine months ended December 28, 2019, we recorded a gain of $43.0 million related to the remeasurement of our previously held equity interest in Cavendish in connection with our purchase of the remaining issued and outstanding capital of the entity (see Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Cavendish acquisition). During the three and nine months ended December 29, 2018, we recorded a loss on debt extinguishment of $1.8 million and $84.0 million, respectively.

Income Taxes
Our provision for income taxes for the three and nine months ended December 28, 2019 and December 29, 2018 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

For the three and nine months ended December 28, 2019, we recorded income tax expense of $21.8 million and $46.5 million, respectively, which was comprised primarily of tax expense related to international operations generating pre-tax book income and the reversal of the permanent reinvestment assertion with regards to unrepatriated foreign earnings, offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. For the three months ended December 29, 2018, we recorded income tax expense of $1.4 million, which was comprised primarily of tax expense related to international operations generating pre-tax book income, partially offset by tax benefit related to domestic and international operations generating pre-tax book losses.  For the nine months ended December 29, 2018, we recorded income tax benefit of $30.0 million, which was comprised primarily of tax benefit related to domestic and international operations generating pre-tax book losses, a tax incentive granted in Singapore and adjustments in the provisional estimates required by the Tax Cuts and Jobs Act, partially offset by a tax expense related to international operations generating pre-tax book income.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 28, 2019, we had working capital of approximately $1,576.5 million, including $1,097.7 million in cash and cash equivalents, compared to working capital of approximately $1,249.2 million at March 30, 2019, including $711.0 million in cash and cash equivalents. The increase in working capital was primarily due to the issuance of $550.0 million aggregate principal amount of the 2029 Notes in the third quarter of fiscal 2020 and the $100.0 million draw on the Term Loan (as defined in “Commitments and Contingencies” below) in the first quarter of fiscal 2020. These increases to working capital were partially offset by the acquisition of Active-Semi in the first quarter of fiscal 2020 and the acquisition of Cavendish in the third quarter of fiscal 2020.

Our $1,097.7 million of total cash and cash equivalents as of December 28, 2019 includes approximately $573.1 million held by our foreign subsidiaries, of which $485.1 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
On October 31, 2019, we announced that our Board of Directors authorized a new share repurchase program (see Note 8 of the Notes to Condensed Consolidated Financial Statements for information regarding the new share repurchase program). During the nine months ended December 28, 2019, we repurchased approximately 5.1 million shares of our common stock for approximately $390.1 million under our prior and current share repurchase programs. As of December 28, 2019, $890.9 million remained available for repurchases under the current program.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 28, 2019 generated cash of $731.3 million, compared to $623.0 million for the nine months ended December 29, 2018, primarily due to favorable changes in working capital driven by improvements in days sales outstanding during the nine months ended December 28, 2019.

Cash Flows from Investing Activities
Net cash used in investing activities was $623.1 million for the nine months ended December 28, 2019, compared to $205.5 million for the nine months ended December 29, 2018, primarily due to the acquisitions of Active-Semi and Cavendish.

Cash Flows from Financing Activities
Net cash provided by financing activities was $279.1 million for the nine months ended December 28, 2019, compared to net cash used in financing activities of $691.5 million for the nine months ended December 29, 2018. During the nine months ended December 29, 2018, cash disbursed in connection with the retirement of all of the 2023 Notes and a majority of the 2025 Notes was partially offset by cash proceeds received from the issuance of the 2026 Notes. During the nine months ended December 28, 2019, we received cash proceeds of $559.0 million from the issuance of the 2029 Notes and $100.0 million from the draw on the Term Loan.

COMMITMENTS AND CONTINGENCIES

2023 Notes and 2025 Notes On November 19, 2015, we issued $450.0 million aggregate principal amount of the 2023 Notes and $550.0 million aggregate principal amount of the 2025 Notes. The 2023 Notes were, and the 2025 Notes are, senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of our U.S. subsidiaries (the "Guarantors"). With respect to the 2023 Notes, interest was payable semi-annually on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during the three and nine months ended December 28, 2019 was $0.8 million and $1.6 million, respectively. Interest paid on the 2025 Notes during the three months ended December 29, 2018 was $4.0 million, and interest paid on the 2023 Notes and 2025 Notes during the nine months ended December 29, 2018 was $45.5 million.

In fiscal years 2018 and 2019, we retired all of the issued and outstanding 2023 Notes and $526.6 million of the 2025 Notes.  As of December 28, 2019, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2023 Notes and the 2025 Notes.

2026 Notes On July 16, 2018, we issued $500.0 million aggregate principal amount of the 2026 Notes. On August 28, 2018 and March 5, 2019, we completed offerings of an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of the 2026 Notes. The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum. We paid no interest on the 2026 Notes during the three months ended December 28, 2019 and paid interest of $24.8 million on the 2026 Notes during the nine months ended December 28, 2019.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2026 Notes.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of the 2029 Notes. On December 20, 2019, we completed an offering of an additional $200.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by each of the Guarantors.

Interest on the 2029 Notes is payable on October 15 and April 15 of each year at a rate of 4.375% per annum, commencing April 15, 2020.

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

The Credit Agreement included a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million revolving line of credit (the "Revolving Facility"). In addition, we may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the “Incremental Facility,” together with the Term Loan and the Revolving Facility, the “Credit Facility”). On the closing date, $100.0 million of the Term Loan was funded, and this amount was subsequently repaid in March 2018. On June 17, 2019, we drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). During the three and nine months ended December 28, 2019, there were no borrowings under the Revolving Facility. Interest paid on the Term Loan during the three and nine months ended December 28, 2019 was $0.7 million and $1.6 million, respectively.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 28, 2019, we were in compliance with all the financial covenants under the Credit Agreement.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Capital Commitments At December 28, 2019, we had capital commitments of approximately $47.5 million primarily for projects related to GaN technology capabilities, premium filter capacity and manufacturing cost savings initiatives, as well as for equipment replacements and general corporate purposes.

Pending Business Acquisitions On January 13, 2020, we entered into a definitive agreement to acquire Custom MMIC for a cash purchase price of approximately $105.0 million. In addition, on January 24, 2020, we entered into a definitive agreement to acquire Decawave for a cash purchase price of approximately $400.0 million.

See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the pending business acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2020. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 29, 2019 to October 26, 2019	167	$75.91	167	$120.2 million
October 27, 2019 to November 23, 2019	486	$100.49	486	$954.3 million
November 24, 2019 to December 28, 2019	606	$104.81	606	$890.9 million
Total	1,259	$99.30	1,259	$890.9 million

On October 31, 2019, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which included approximately $117.0 million authorized under the prior program which was terminated concurrent with the new authorization. Under this program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

ITEM 6. EXHIBITS.

4.1
Indenture, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.2
Registration Rights Agreement, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.3
Supplemental Indenture, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.4
Registration Rights Agreement, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 20, 2019)

10.1	2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019

10.2	2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 28, 2019 and March 30, 2019; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 28, 2019 and December 29, 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 28, 2019 and December 29, 2018; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended December 28, 2019 and December 29, 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2019 and December 29, 2018; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	January 30, 2020	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer