Form 10-K
period 2020-03-28
Qorvo, Inc.
filed 2020-05-20
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8,484,359,696 as of September 28, 2019. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
As of May 12, 2020, there were 114,734,210 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2020 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 28, 2020.

Forward-Looking Information

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain disclosures contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements, including due to the numerous risks and uncertainties summarized in Item 1A, "Risk Factors" in this report. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements included in this report, including the notes thereto.

PART I

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine a broad portfolio of innovative radio frequency ("RF") solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse set of customers a broad range of products that enable a more connected world.

Our design expertise and manufacturing capabilities span multiple semiconductor process technologies. Our primary wafer fabrication facilities are in North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also source multiple products and materials through external suppliers. We operate design, sales and other manufacturing facilities throughout Asia, Europe and North America.

We have two reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP"). MP is a global supplier of cellular, ultra-wide band ("UWB") and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT") applications. IDP is a global supplier of RF, system-on-a-chip ("SoC") and power management solutions for wireless infrastructure, defense, smart home, automotive and other IoT applications. Our MP segment supplies consumer products with a shorter life cycle, to a small set of large global customers. Our IDP segment supplies a diverse portfolio of products, that generally have longer life cycles, to a broad base of customers.

During fiscal 2020, we made the following strategic acquisitions to expand our product offerings and design capabilities and to extend our reach into new markets:

•	Active-Semi International, Inc. ("Active-Semi"), a fabless supplier of programmable power management solutions;

•	Cavendish Kinetics Limited ("Cavendish"), a supplier of high-performance RF microelectromechanical system ("MEMS") technology for RF switching applications;

•
Custom MMIC Design Services, Inc. ("Custom MMIC"), a fabless provider of gallium arsenide ("GaAs") and gallium nitride ("GaN") monolithic microwave integrated circuits ("MMICs") for defense and aerospace applications; and,

•	Decawave Limited ("Decawave"), a leader in UWB technology and provider of UWB solutions for mobile, automotive and IoT applications.

Qorvo was incorporated in Delaware in 2013. Our principal executive office is located at 7628 Thorndike Road, Greensboro, North Carolina 27409-9421 and our telephone number is (336) 664-1233.

Industry Trends

There is growing global demand for ubiquitous, always-on connectivity. Total mobile data traffic continues to grow as smartphones, laptops, and other mobile devices are used increasingly to access the internet, stream videos, interact on social media and access other services. 5G is expected to enhance how we connect, communicate and transact business. 5G will improve network capacity, increase data throughput, reduce signal latency and enable machine-to-machine connectivity on a massive scale. Existing applications will be transformed, and new applications will be developed.

With each application, demand is increasing for RF solutions that improve performance, reduce product footprint, enhance network efficiency and ensure data security. In mobile devices, the deployment of 5G, the addition of Multiple-Input/Multiple-Output ("MIMO") architectures and new carrier aggregation ("CA") band combinations increase device complexity. To address this, Qorvo is integrating a broad portfolio of technologies and advancing the state-of-the-art in functional integration. In consumer IoT, the increasing demand for secure and accurate location and data communication services is driving demand for our UWB technology, which enables real-time, highly accurate and reliable local area precision-location services. In infrastructure, the deployment of 5G networks is driving demand for Qorvo’s high performance communications infrastructure solutions, including our GaN high power amplifiers and GaAs front-end modules ("FEMs"). In defense and aerospace, the trend toward phased array radar, the shift to higher frequencies and the sharing of existing frequency bands with cellular communications are expanding the demand for Qorvo’s capabilities.

Markets

Our business is diversified primarily across the following end markets: mobile devices; cellular base stations; defense and aerospace; Wi-Fi customer premises equipment; smart home; automotive connectivity; and various power management applications.

Mobile Devices
Our largest market, mobile devices, includes smartphones, wearables, laptops, tablets and other devices. This market is characterized by increasing demand for data throughput, the transition to 5G cellular technology and the proliferation of new communication and location-based services.

The transition to 5G involves advanced RF modulation across a wide range of frequency bands, including sub-6 GHz and millimeter wave. This introduces new challenges related to wider bandwidth, signal integrity, efficiency and overall system complexity.

To enable secure precision-location services, mobile devices are adopting UWB technology, given its superior location accuracy, security, throughput, and latency versus other short-range technologies.

Mobile device customers increasingly need compact RF solutions that improve signal quality, extend battery life and enhance the end-user experience. By leveraging our technology leadership, systems-level expertise and advanced packaging capabilities, we deliver high-performance discrete and highly integrated RF solutions to our customers.

Cellular Base Stations
We support top-tier global cellular base station original equipment manufacturers ("OEMs") with a broad portfolio of RF solutions across frequency bands. Requirements for higher throughput and broader coverage are fueling the expansion of the global base station network, including the migration to 5G networks. OEMs are deploying 5G frequency bands (referred to as sub-6 GHz and millimeter wave) that have wider channel bandwidths, and they are architecting radios that utilize massive MIMO active antenna array technology, increasing the number of RF transmit and receive channels by factors of 16 times, up to 256 times. These 5G networks require highly efficient RF solutions that increase capacity and expand coverage in a compact form factor.

Defense and Aerospace
Within the defense and aerospace markets, we focus primarily on high-power phased array radar, electronic warfare (EW) and communications systems. We engage directly with the U.S. government to develop next-generation semi-conductor and packaging technologies. We are a leading supplier of RF products and compound semiconductor foundry services to defense primes and other global defense and aerospace customers.

Wi-Fi Customer Premises Equipment
Wi-Fi customer premises equipment ("CPE") includes routers, gateways and enterprise infrastructure. In this market, consumer and enterprise customers want broader coverage and faster and more reliable connectivity enabling video streaming, augmented/virtual reality and other services, often in high density user environments. The Wi-Fi industry is migrating from 802.11ac to 802.11ax, also known as Wi-Fi 6. Wi-Fi is adopting higher order MIMO architectures, up to 8x8, to maximize range and capacity. With each new standard and architecture, there is a corresponding increase in the requirements for more complex RF front end solutions.

Smart Home
Smart home systems can be connected wirelessly allowing remote access and control of various household functions, enhancing convenience, entertainment, security and comfort. Smart home devices can be controlled through a computer, smartphone or through a direct peer-to-peer connection such as a voice-enabled remote control. They use industry-standard technologies, such as Bluetooth® Low Energy, Zigbee, Thread and Connected Home over IP, or CHIP, to link to a central gateway that accesses the internet via Wi-Fi. Smart home customers prefer standards-agnostic, multi-protocol products that extend battery life and enable coexistence of multiple radios in a compact form factor.

Automotive
Next-generation wireless technologies are enabling new use cases in automotive wireless connectivity, including vehicle-to-vehicle communications and autonomous driving. These new use cases require complex RF solutions spanning multiple protocols, including GPS, satellite radio, Long-Term Evolution ("LTE"), Wi-Fi, 5G (sub-6 GHz and millimeter wave) and UWB. In automotive applications, UWB enables more secure access than current technologies.

Power Management
Power efficiency is a core requirement in electronics. To enhance efficiency, extend battery life and protect the environment, power tools are moving from gasoline and brushed DC motors to battery powered brushless motors. Also, data storage is transitioning from hard drives to solid state drives. Power management solutions provide customers digital control of analog power, whether controlling brushless DC motors or managing power delivery for end equipment.

Other Markets
Qorvo competes in several smaller markets, including broadband cable, point-to-point radio and Very Small Aperture Terminal ("VSAT") applications. In broadband cable, we increase the bandwidth to the home by supporting DOCSIS 3.1 and the evolving DOCSIS 4.0 standard. Qorvo’s UWB technology offers secure precision-location services, enabling association, navigation and location for a range of IoT applications across markets.

Products

Qorvo’s products improve performance, reduce complexity, shrink form factors and solve our customers' most critical RF challenges.

Mobile Devices
Our products include highly integrated modules incorporating switches, power amplifiers ("PAs"), filters and duplexers ("S-PADs"), antenna tuners, RF power management integrated circuits, multimode/multi-band PAs and transmit modules, antenna-plexers, discrete filters and duplexers, discrete switches and UWB system solutions.

Our most highly integrated products utilize sophisticated packaging capabilities to integrate high-performance components, including bulk acoustic wave ("BAW") filters, temperature-compensated surface acoustic wave ("TC-SAW") filters, silicon on insulator ("SOI") switches and low noise amplifiers ("LNAs"), and advanced GaAs PAs.

We also offer envelope tracking power management solutions, antenna control solutions and UWB system solutions supporting secure, low power, location and communication services.

Cellular Base Stations
Our integrated solutions for massive MIMO systems include switch-LNA modules, variable gain amplifiers and integrated PA Doherty modules. Our GaAs and SOI solutions offer differentiated low noise performance, while our GaN PAs target higher frequency bands and combine high linearity and efficiency with low power consumption.

Defense and Aerospace
Our products for defense radar applications bring new capabilities to detect and neutralize threats against infantry, aircrew and shipboard forces. Our PAs power phased array radars and our premium filters enable interference-free connections and optimize frequency spectrum to expand network capacity and extend coverage. Our Spatium® line of solid-state, high-power products provide highly reliable, efficient broadband solutions for complex EW applications across a broad frequency spectrum. Our recent acquisition of Custom MMIC combines their portfolio of low noise amplifiers, mixers, phase shifters, switches, multipliers and attenuators with our product offerings.

Wi-Fi Customer Premises Equipment
In Wi-Fi, we offer PAs, switches, LNAs and BAW filters. We integrate combinations of these into RF front end modules.

Smart Home
Qorvo offers multi-standard SOCs (Zigbee, Bluetooth® Low Energy, Thread) consisting of SoC hardware, firmware and application software.  To augment the SoC, we also offer various configurations of advanced filtering and amplification as well as Wi-Fi 6 FEMs.

Automotive
We provide a variety of automotive RF connectivity products, including BAW filters, LNAs, switches, PAs and LTE front end solutions. We also supply complementary metal oxide semiconductor ("CMOS")-based UWB chip and module system solutions. Our products meet or exceed automotive AEC-Q100 quality and reliability standards, and we supply the leading automotive OEMs, tier-1 suppliers and chipset vendors.

Power Management
We supply Power Application Controllers (PACs®) and programmable analog power ICs that significantly reduce solution size and cost, improve system reliability, and shorten system development time. Our products manage voltages from 1.8V to 600V and power up to 4,000 Watts.

Research and Development

We invest in research and development ("R&D") to develop advanced technologies and products necessary to serve our markets. Our R&D activities focus primarily on large, competitive design win opportunities for major programs at key customers, which typically requires us to improve the functional density, performance, size and cost of our products. We also have R&D resources associated with the development of new products for broader market applications. Our R&D efforts require us to focus on both continuous improvement in our processes for design and manufacture as well as new innovation in fundamental areas like materials, software and firmware, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test.

We have developed several generations of GaAs, GaN, BAW and surface acoustic wave ("SAW") process technologies that we manufacture internally. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also help develop and qualify technologies in cooperation with key suppliers, including SOI for switches and tuners, silicon germanium (SiGe) for amplifiers, and CMOS for power management devices and SoC solutions. We combine these technologies with our proprietary design methods, intellectual property ("IP") and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs. We are also investing in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. The industry has experienced isolated shortages for various components in the past 12 months, including capacitors.  These shortages are being addressed by suppliers adding additional capacity as we build in flexibility to our supply chain by adding suppliers and by designing in alternate capacitors to use in our products.

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

Qorvo is currently experiencing isolated supply-chain issues caused by the recent novel coronavirus (COVID-19) outbreak.  While this is a dynamic situation impacting the entire industry, we have a broadly diversified supply base and our operations are not currently materially impacted.

Manufacturing

We are a manufacturer of BAW, GaN, GaAs, SAW, TC-SAW and silicon products. The majority of our products are multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured internally or outsourced.

We operate wafer fabrication facilities for the production of BAW, GaN, GaAs, SAW and TC-SAW wafers in Greensboro, North Carolina; Hillsboro, Oregon; and Richardson, Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and CMOS, which are principally sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging ("WLP") technologies. Additionally, we use external suppliers for these and other packaging technologies.

At the end of the semiconductor manufacturing process, we regularly conduct wafer level tests to verify individual circuit performance. These tests could include electrical validation, RF testing through designed frequency bands, as well as visual defect inspection. The wafers are then separated into individual components called die. For module products, the next step is assembly, during which the die and other components are placed on high-density interconnect substrates to provide connectivity between the die and the components. This populated substrate is formed into a module. Next, the products are tested for RF performance and prepared for shipment through a tape and reel process. We primarily use internal assembly facilities in China, Costa Rica, Germany, and the U.S., and we also utilize external suppliers. We also manufacture large volumes of WLP die and discrete filters that our customers directly assemble into their products.

Manufacturing yields can vary significantly between products, based on a number of factors, including product complexity, performance requirements and the maturity of our manufacturing processes. To maximize wafer yields and quality, we test products multiple times, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the production flow.

Our internal manufacturing facilities require a high level of fixed costs, consisting primarily of occupancy costs, maintenance, repair, equipment depreciation, and fixed labor costs related to manufacturing and process engineering.

Integrated circuits and filter products are highly complex and sensitive to contaminants, and semiconductor fabrication requires highly controlled, clean environments. Wafers can be rejected or die on a wafer can be found to be nonfunctional as a result of minute impurities, variances in the fabrication process or defects in the masks used to transfer circuit patterns onto the wafers.

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

Customers

We design, develop, manufacture and market products for leading U.S. and international OEMs and original design manufacturers ("ODMs"). We also collaborate with leading reference design partners.

We provide our products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 33%, 32%, and 36% of total revenue in fiscal years 2020, 2019 and 2018, respectively. Huawei Technologies Co., Ltd. and affiliates ("Huawei") accounted for 10%, 15% and 8% of our total revenue in fiscal years 2020, 2019 and 2018, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

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

Our website contains extensive product information and includes an online store where customers can learn about our products, download product catalogs, order product samples and request evaluation boards. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in the resolution of technical problems. We maintain close relationships with our customers and platform providers and provide them strong technical support to help anticipate future product needs and enhance their customer experience.

Backlog and Seasonality

Our sales are the result of standard purchase orders or specific agreements with customers. Because industry practice allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.

Historically, we have experienced seasonal fluctuations in the sale of mobile products, with revenue typically strongest in our second and third fiscal quarters.

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

MP competes primarily with Broadcom Limited; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc. IDP competes primarily with Analog Devices, Inc.; Cree, Inc.; M/A-COM Technology Solutions, Inc.; NXP Semiconductors N.V.; Silicon Laboratories, Inc.; STMicroelectronics N.V.; Skyworks Solutions, Inc.; and Sumitomo Electric Device Innovations.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents and other IP and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.

Intellectual Property

We believe our IP, including patents, copyrights, trademarks and trade secrets, is important to our business, and we actively seek opportunities to leverage our IP portfolio to promote our business interests. We also actively seek to monitor and protect our global IP rights and to deter unauthorized use of our IP and other assets. Such efforts can be difficult because of the absence of consistent international standards and laws. Moreover, we respect the IP rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third-party IP.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We have approximately 1,973 patents that expire from 2020 to 2040. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Employees

On March 28, 2020, we had more than 7,900 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. Some of our employees in

Germany and the Netherlands are represented by internal works councils and some of our employees in China are represented by a labor union.  As of March 28, 2020, approximately 12% of our global workforce was represented by a works council or labor union.  We have never experienced any work stoppage, and we believe that our current employee relations are good.

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We pretreat and dispose of our wastewater from our manufacturing facilities to meet or exceed regulatory requirements. Our hazardous waste is sent to only licensed and permitted disposal facilities. State agencies require us to report storage and emissions of environmentally hazardous materials, and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

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

Historically, the costs to comply with applicable environmental regulations have not been material, and we currently do not expect the costs of complying with existing environmental regulations to have a material adverse effect on our liquidity, capital resources or financial condition in fiscal 2021.

Access to Public Information

We make available, free of charge through our website (http://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in iXBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the United States Securities and Exchange Commission ("SEC"). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

Investor Relations Department
Qorvo, Inc., 7628 Thorndike Road, Greensboro, NC 27409-9421

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be materially impacted by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us, or other factors not perceived by us to present significant risks to our business at this time, may impair our business operations, financial condition, or results of operations.

Our operating results fluctuate.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•	business, political and macroeconomic changes, including trade disputes and recession or slowing growth in the semiconductor industry and the overall global economy;

•	changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	fluctuations in demand for our customers’ products;

•	our ability to forecast our customers' demand for our products accurately;

•	the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to successfully integrate into our business, and realize the expected benefits of, our recent and any future acquisitions and strategic investments; and

•	our ability to utilize our capacity efficiently or to acquire additional capacity in response to customer demand.

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

Our largest markets are characterized by short product life cycles and the frequent introduction of new products in response to evolving product requirements, driven by end user demand for more functionality, improved performance, lower costs and a variety of form factors. Our largest MP customers typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial revenue loss by losing an incumbent product in a customer's device.

Our success is dependent on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

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

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet market or customer requirements. Most major product design opportunities that we pursue involve multiple competitors, and we could lose a new product design opportunity to a competitor that offers a lower cost or equal or superior performing product. If we are unsuccessful in achieving design wins, our revenue and operating results will be adversely affected. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly reduce the revenue obtained from a design win. In many cases, the average selling prices of our products decline over the products’ lives, and we must achieve yield improvements, cost reductions and other productivity enhancements in order to maintain profitability. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our MP revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 43%, 47% and 44% of our revenue for fiscal years 2020, 2019 and 2018, respectively.

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

The COVID-19 outbreak could materially adversely affect our financial condition and results of operations.

COVID-19 has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant manufacturing operations in the U.S. and China and both of these countries have been affected by the outbreak and have taken measures to try to contain it. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty. The outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that the global economy worsens further. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and fabrication costs. Furthermore, the COVID-19 outbreak has created heightened risk that external suppliers may be unable to perform their obligations to us or suffer financial distress due to the economic impact of the outbreak and the regulatory measures that have been enacted by governments to contain the virus.

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or TS-16949 quality standards, we have experienced quality and reliability issues with suppliers in the past. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

We face risks related to sales through distributors.

We sell a significant portion of our products through third-party distributors. We depend on these distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited because our end customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts and stocking of acceptable inventory levels.  Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Other third parties may use one of our distributors to sell products that compete with our products, and we may need to provide financial and other incentives to the distributors to focus them on the sale of our products. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by our distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We face risks associated with the operation of our manufacturing facilities.

We operate wafer fabrication facilities in North Carolina, Oregon and Texas. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, Costa Rica, Germany and the U.S., to assemble and test our products. We currently have our own test and tape and reel facilities located in China, Costa Rica and the U.S., and we also utilize contract suppliers and partners in Asia to test our products.

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

Our worldwide operations and business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including the COVID-19 outbreak), military actions, acts of terrorism, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations.

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

Costs of product defects and deviations from required specifications include the following:

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

In order to ensure availability of our products for some of our largest end customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, or may be lower than expected, manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory, which would have a negative impact on our gross margin and other operating results.

We sell certain of our products based on reference designs of platform providers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

Platform providers are typically large companies that provide system reference designs for OEMs and ODMs that include the platform provider’s baseband and other complementary products. A platform provider may own or control IP that gives it a strong market position for its baseband products for certain air interface standards, which provides it with significant influence and control over sales of RF products for these standards. Platform providers historically looked to us and our competitors to provide RF products to their customers as part of the overall system design, and we competed with other RF companies to have our products included in the platform provider’s system reference design. This market dynamic has evolved as platform providers have worked to develop more fully integrated solutions that include their own RF technologies and components.

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

•	pandemics and similar major health concerns, including the COVID-19 outbreak, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 55% of our revenue in fiscal 2020, of which approximately 34% and 5% were attributable to sales to customers located in China and Taiwan, respectively. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers, could increase our manufacturing costs and reduce our product sales in China and other markets.

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar. We have foreign operations in Asia, Europe and Central America, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Pound Sterling, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars.

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

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, between July 2018 and June 2019, the Office of the United States Trade Representative imposed 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government also imposed 15% tariffs on an additional $120 billion of Chinese imports, with China imposing retaliatory tariffs. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year 2020, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. For example, imposition of tariffs on our customers’ products that are imported from China to the U.S. could harm sales of such products, which would harm our business. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Furthermore, we have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. The U.S. government has in the past issued export restrictions that effectively banned American companies from selling products to ZTE Corporation, one of our customers, and in May 2019, the Bureau of Industry (BIS) and Security of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the “Entity List” maintained by the Department. Huawei accounted for 10%, 15% and 8% of our total revenue during fiscal years 2020, 2019 and 2018, respectively. While we subsequently restarted shipments to Huawei of certain products from outside the U.S. that are not subject to the Export Administration Regulations (EAR), and while we have also applied for a license to ship other products that are subject to the EAR, as required by the rules governing the Entity List, our sales to Huawei will continue to be impacted by trade restrictions.

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

Moreover, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. For example, in 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, an executive order was issued that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods of underutilization. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, in the third quarter of fiscal 2019 we commenced a phased closure of a SAW filter manufacturing facility in Florida and a transfer of production to our North Carolina facility, which was completed in fiscal 2020. Also, in the fourth quarter of fiscal 2019, we announced the temporary idling of a BAW manufacturing facility in Texas. These actions resulted in impairment charges, accelerated depreciation and other restructuring related charges and expenses.

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

The Credit Agreement includes a $400.0 million senior delayed draw term loan (the "Term Loan"), of which $100.0 million was funded at closing and then subsequently repaid during March 2018. On June 17, 2019, the Company drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. We may request one or more additional tranches of term loans or increases in the revolving credit facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders.

In November 2015, we issued $550.0 million aggregate principal amount of 7.00% Senior Notes due 2025 (the "2025 Notes") pursuant to an indenture dated as of November 19, 2015 (as supplemented, the "2015 Indenture").  We subsequently completed the repurchase of all but $23.4 million of the 2025 Notes.  Additionally, in July 2018, August 2018 and March 2019, we issued $500.0 million, $130.0 million and $270.0 million, respectively, aggregate principal amount of 5.50% Senior Notes due 2026 (the "2026 Notes") pursuant to an indenture dated as of July 16, 2018 (as supplemented, the “2018 Indenture”).  In September 2019 and December 2019, we issued $350.0 million and $200.0 million, respectively, aggregate principal amount of 4.375% Senior Notes due 2029 (the “2029 Notes” and together with the 2025 Notes and the 2026 Notes, the “Notes”) pursuant to an indenture dated as of September 30, 2019 (as supplemented, the “2019 Indenture” and together with the 2015 Indenture and the 2018 Indenture, the “Indentures”).

Our ability to make scheduled payments on or to refinance our debt obligations, including the Term Loan and the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt, including the Term Loan and the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the Credit Agreement and the Indentures limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt at or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

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

The price of our common stock, which is traded on the Nasdaq Global Select Market, has been and may continue to be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic and political conditions, including market conditions in the semiconductor industry;

•	actual or expected variations in quarterly operating results;

•	pandemics and similar major health concerns, including the COVID-19 outbreak;

•	differences between actual operating results and those expected by investors and analysts;

•	changes in recommendations by securities analysts;

•	operations and stock performance of competitors and major customers;

•	accounting charges, including charges relating to the impairment of goodwill and restructuring;

•	significant acquisitions, strategic alliances, capital commitments, or new products announced by us or by our competitors;

•	sales of our common stock, including sales by our directors and officers or significant investors;

•	repurchases of our common stock;

•	recruitment or departure of key personnel; and

•	loss of key customers.

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

We are not obligated to make repurchases under our stock repurchase program and the program may be modified, suspended or terminated at any time without notice. The amount and timing of our stock repurchases may vary based on a number of factors, including our priorities regarding the use of our cash such as capital investments and acquisitions, restrictions under securities laws and existing debt agreements, the availability of attractive financing sources and the optimization of our capital structure, as well as changes in our cash flows, tax laws and the market price of our common stock.

Our recent and future acquisitions and other strategic investments, could fail to achieve our financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.

As part of our business strategy and as demonstrated in our recent acquisitions, we expect to continue to review potential acquisitions and strategic investments that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

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

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, deterring, preventing or rendering more difficult, a change in control of Qorvo that our stockholders might consider to be in their best interests. These provisions include:

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

These provisions may prevent our stockholders from receiving the benefit of any premium to the market price of our common stock offered by a bidder in a takeover context and may also make it more difficult for a third party to replace directors on our board of directors. Further, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

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

•
the resolution of issues arising from tax audits with various tax authorities, including those described in Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report;

•	changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	changes in expenses not deductible for tax purposes;

•	changes in available tax credits; and

•	changes in tax laws, domestic and foreign, or the interpretation of such tax laws, and changes in generally accepted accounting principles.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Changes in the favorable tax status of our subsidiaries in Singapore and Costa Rica would have an adverse impact on our operating results.

Our subsidiaries in Singapore and Costa Rica have been granted tax holidays that effectively minimize our tax expense and that are expected to be effective through December 2021 and December 2027, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. In February 2017, Singapore enacted legislation that will exclude from our existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021. Future changes in the status of either tax holiday could have a negative effect on our net income in future years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters (leased) and our MP headquarters (owned) are in Greensboro, North Carolina, and our IDP headquarters (owned) is in Richardson, Texas. In the U.S., we have the following production facilities: (1) a wafer fabrication facility (owned) in Greensboro, North Carolina, (2) a wafer fabrication facility (leased) in Bend, Oregon, (3) a wafer fabrication facility (owned) in Hillsboro, Oregon, and (4) a facility (owned) in Richardson, Texas for wafer fabrication, assembly and test. During fiscal 2020, our wafer fabrication facility (owned) in Farmers Branch, Texas, was idled and the wafer fabrication operations in our Apopka, Florida facility (owned) were consolidated into our Greensboro, North Carolina facility.  The Apopka, Florida facility has been repurposed solely as a research and development center.

Outside of the U.S., we have the following primary production facilities: (1) a module assembly and test facility (the building is owned and we hold a land-use right for the land), in Beijing, China, (2) a module assembly and test facility (the building is leased and we hold a land-use right for the land) in Dezhou, China, (3) a filter assembly and test facility (owned) in Heredia, Costa Rica, and (4) a packaging and test facility (leased) in Nuremberg, Germany.

In the fourth quarter of fiscal 2018, we signed a definitive lease for an assembly and test facility in Beijing, China, which we expect to start utilizing in fiscal 2021. This lease will allow us to consolidate several leased facilities in Beijing, China.

We believe our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. While we believe all our facilities are suitable and adequate for our present purposes, we continually evaluate our business and facilities and may decide to expand, add or dispose of facilities in the future. The majority of our production facilities are shared by our operating segments.

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading "Legal Matters" in Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 12, 2020, there were 685 holders of record of our common stock.

PERFORMANCE GRAPH

	March 28, 2015	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020
Total Return Index for:
Qorvo, Inc.	100.00	64.10	86.48	88.86	90.48	101.78
Nasdaq Composite	100.00	100.55	123.56	149.21	165.07	166.22
S&P 500	100.00	101.78	119.26	135.95	148.86	138.47
Nasdaq Electronic Components	100.00	97.64	139.98	191.49	191.98	201.16

Notes:
A. The index level for all series assumes that $100.00 was invested in our common stock and each index on March 28, 2015.

B.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

C.	The indexes are reweighted daily using the market capitalization on the previous trading day.

D.	If the month end is not a trading day, the preceding trading day is used.

E.	Qorvo, Inc. was added to the S&P 500 Index on June 12, 2015.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 29, 2019 to January 25, 2020	101	$114.61	101	$879.3 million
January 26, 2020 to February 22, 2020	112	$109.21	112	$867.0 million
February 23, 2020 to March 28, 2020	1,124	$90.04	1,124	$765.9 million
Total	1,337	$93.51	1,337	$765.9 million

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

	Fiscal Year
	2020		2019		2018		2017		2016
(In thousands, except per share data)

Revenue	$3,239,141		$3,090,325		$2,973,536		$3,032,574		$2,610,726

Operating costs and expenses:
Cost of goods sold	1,917,378		1,895,142		1,826,570		1,897,062		1,561,173
Research and development	484,414		450,482		445,103		470,836		448,763
Selling, general and administrative	343,569		476,074		527,751		545,588		534,099
Other operating expense	70,564	(16)	52,161	(11)	103,830	(8)	31,029	(5)	54,723	(1)
Total operating costs and expenses	2,815,925		2,873,859		2,903,254		2,944,515		2,598,758
Operating income	423,216		216,466		70,282		88,059		11,968

Interest expense	(60,392)	(17)	(43,963)	(12)	(59,548)	(9)	(58,879)	(6)	(23,316)	(2)
Interest income	12,066		10,971		7,017		1,212		2,068
Other income (expense)	20,199	(18)	(91,682)	(13)	(606)		(3,087)		6,418
Income (loss) before income taxes	395,089		91,792		17,145		27,305		(2,862)
Income tax (expense) benefit	(60,764)	(19)	41,333	(14)	(57,433)	(10)	(43,863)	(7)	(25,983)	(3)
Net income (loss)	$334,325		$133,125		$(40,288)		$(16,558)		$(28,845)
Net income (loss) per share:
Basic	$2.86		$1.07		$(0.32)		$(0.13)		$(0.20)
Diluted	$2.80		$1.05		$(0.32)		$(0.13)		$(0.20)
Weighted average shares of common stock outstanding
Basic	117,007		124,534		126,946		127,121		141,937
Diluted	119,293		127,356		126,946		127,121		141,937

	As of Fiscal Year End
	2020		2019		2018		2017		2016
Cash and cash equivalents	$714,939		$711,035		$926,037		$545,463		$425,881
Short-term investments	459		901		—		—		186,808
Working capital	1,151,499		1,249,227		1,402,526		1,042,777		1,135,409	(4)
Total assets	6,560,682		5,808,024		6,381,519		6,522,323		6,596,819
Long-term debt and finance lease obligations, less current portion	1,567,231	(20)	920,935	(15)	983,290		989,154		988,130	(2)
Stockholders' equity	4,292,665		4,359,679		4,775,564		4,896,722		4,999,672
1 Other operating expense for fiscal 2016 includes integration related expenses of $26.5 million and restructuring related charges of $10.2 million.
2 During fiscal 2016, we issued $450.0 million aggregate principal amount of 6.75% Senior Notes due 2023 (the "2023 Notes") and the 2025 Notes. We recorded $28.5 million of interest expense primarily related to the 2023 Notes and the 2025 Notes, which was partially offset by $5.2 million of capitalized interest.
3 Income tax expense for fiscal 2016 includes the effects of the income tax expense generated by the increase in the valuation allowance against domestic state deferred tax assets.
4 Accounting Standards Update 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," was adopted in fiscal 2016 which required deferred tax assets and deferred tax liabilities to be presented as non-current in a classified balance sheet.

5 Other operating expense for fiscal 2017 includes integration related expenses of $16.9 million and restructuring related charges of $2.1 million.
6 During fiscal 2017, we recorded $72.5 million of interest expense primarily related to the 2023 Notes and the 2025 Notes, which was partially offset by $13.6 million of capitalized interest.
7 Income tax expense for fiscal 2017 includes the effects of the increase in our unrecognized tax benefits.
8 Other operating expense for fiscal 2018 includes integration related expenses of $6.2 million and restructuring related charges of $67.7 million (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
9 During fiscal 2018, we recorded $73.2 million of interest expense primarily related to the 2023 Notes and the 2025 Notes, which was partially offset by $13.6 million of capitalized interest (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
10 Income tax expense for fiscal 2018 includes the effects from the enactment of the Tax Act, including the one-time Transitional Repatriation Tax, which was partially offset by the benefit from remeasuring deferred taxes for the decrease in the U.S. corporate tax rate from 35% to 21% (see Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
11 Other operating expense for fiscal 2019 includes restructuring related charges of $29.4 million (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
12 During fiscal 2019, we issued the 2026 Notes and recorded $52.8 million of interest expense primarily related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was partially offset by $8.8 million of capitalized interest (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
13 During fiscal 2019, we recorded a loss on debt extinguishment of $90.2 million related to the repurchases of the 2023 Notes and the 2025 Notes (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
14 Income tax benefit for fiscal 2019 includes the effects of the Tax Act measurement period adjustments, including revisions to the provisional one-time Transitional Repatriation Tax and the remeasurement of deferred tax assets, tax benefits associated with finalization of federal and international tax returns, and the recognition of previously unrecognized tax benefits (see Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
15 During fiscal 2019, we repurchased $444.5 million of the 2023 Notes and $525.1 million of the 2025 Notes and issued a total of $900.0 million aggregate principal amount of the 2026 Notes (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
16 Other operating expense for fiscal 2020 includes acquisition and integration related expenses of $50.9 million and restructuring related charges of $13.4 million (see Note 5 and Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
17 During fiscal 2020, we recorded $66.0 million of interest expense primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by $5.6 million of capitalized interest (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
18 During fiscal 2020, we recorded a gain of $43.0 million related to the remeasurement of our previously held equity interest in Cavendish in connection with our purchase of the remaining issued and outstanding capital of the entity (see Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report). During fiscal 2020, we recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value (see Note 7 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
19 Income tax expense for fiscal 2020 includes the effects associated with the release of our permanent reinvestment assertion on certain unrepatriated foreign earnings previously subject to U.S. federal taxation (see Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).
20 During fiscal 2020, we issued $550.0 million aggregate principal amount of the 2029 Notes and drew $100.0 million of the Term Loan (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto, set forth in Part II, Item 8 of this report.

OVERVIEW

Company

Qorvo® is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine a broad portfolio of innovative RF solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply a diverse set of customers a broad range of products that enable a more connected world.

During the fourth quarter of fiscal 2020, our customer demand, supply chain and global operations were modestly impacted by the COVID-19 outbreak.  However, the potential duration and future impact of the outbreak on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty; the outbreak has resulted in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which may adversely affect our business, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.

We remain committed to protecting the health and safety of our employees in all locations, and we are working to ensure our compliance with government-imposed restrictions while also maintaining business continuity.  Qorvo has implemented multiple protocols in its facilities worldwide, including increased cleaning and sanitation procedures, pre-shift temperature screenings, and enhanced use of personal protective equipment.  In addition, Qorvo has taken steps to effectively implement social distancing, including rotating shifts and remote-work options whenever possible.

Business Segments

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in two operating segments, which are also our reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and IoT applications.

IDP is a global supplier of RF, SoC and power management solutions for wireless infrastructure, defense, smart home, automotive and other IoT applications.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM") and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each reportable segment primarily based on non-GAAP operating income. For financial information about the results of our reportable operating segments for each of the last three fiscal years, see Note 17 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

Fiscal 2020 Management Summary

•
Revenue increased 4.8% in fiscal 2020 to $3,239.1 million, compared to $3,090.3 million in fiscal 2019, primarily due to higher demand for our mobile products in support of customers based in China, a Korea-based customer and our largest end customer, partially offset by lower demand for our base station products as a result of trade restrictions.

•
Gross margin for fiscal 2020 was 40.8%, compared to 38.7% in fiscal 2019. This increase was primarily due to favorable changes in product mix, lower intangible amortization expense and lower manufacturing costs, partially offset by average selling price erosion and lower factory utilization.

•
Operating income was $423.2 million in fiscal 2020, compared to $216.5 million in fiscal 2019. This increase was primarily due to lower intangible amortization expense, higher gross margin and higher revenue, partially offset by higher acquisition and integration costs.

•	Net income per diluted share was $2.80 for fiscal 2020, compared to net income per diluted share of $1.05 for fiscal 2019.

•
Cash flow from operations was $945.6 million for fiscal 2020, compared to $810.4 million for fiscal 2019. This year-over-year increase was primarily due to favorable changes in working capital driven by improvements in days sales outstanding and improved inventory management in fiscal 2020.

•
Capital expenditures were $164.1 million in fiscal 2020, compared to $220.9 million in fiscal 2019. Our capital expenditures in fiscal 2020 included strategic investments in premium filter capacity and GaN technology capabilities.

•
We completed the acquisitions of Active-Semi, Cavendish, Custom MMIC and Decawave for a total of $946.0 million, net of cash acquired, and incurred acquisition and integration related charges of $55.1 million (primarily post-combination compensation expense and third-party fees). Upon our acquisition of Cavendish, our previously held equity interest was remeasured, which resulted in the recognition of a gain of $43.0 million.

•	We recognized an impairment of $18.3 million on an equity investment without a readily determinable fair value.

•	We issued $550.0 million aggregate principal amount of the 2029 Notes and drew $100.0 million of the Term Loan.

•	We repurchased approximately 6.4 million shares of our common stock for approximately $515.1 million.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2020 and 2019. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 17, 2019, for a summary of our results of operations for the fiscal year ended March 31, 2018, which is incorporated by reference herein.

	2020		2019		Increase (Decrease)
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percentage Change
Revenue	$3,239,141	100.0%	$3,090,325	100.0%	$148,816	4.8%
Cost of goods sold	1,917,378	59.2	1,895,142	61.3	22,236	1.2
Gross profit	1,321,763	40.8	1,195,183	38.7	126,580	10.6
Research and development	484,414	14.9	450,482	14.6	33,932	7.5
Selling, general and administrative	343,569	10.6	476,074	15.4	(132,505)	(27.8)
Other operating expense	70,564	2.2	52,161	1.7	18,403	35.3
Operating income	$423,216	13.1%	$216,466	7.0%	$206,750	95.5%

Revenue

Revenue increased primarily due to higher demand for our mobile products in support of customers based in China, a Korea-based customer and our largest end customer, partially offset by lower demand for our base station products as a result of trade restrictions.

We provided our products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for 33% and 32% of total revenue in fiscal years 2020 and 2019, respectively. Huawei accounted for approximately 10% and 15% of total revenue in fiscal years 2020 and 2019, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

Our sales to Huawei have been and will continue to be impacted by trade restrictions (see Note 2 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

International shipments amounted to $1,770.8 million in fiscal 2020 (approximately 55% of revenue) compared to $1,710.8 million in fiscal 2019 (approximately 55% of revenue). Shipments to Asia totaled $1,616.4 million in fiscal 2020 (approximately 50% of revenue) compared to $1,554.6 million in fiscal 2019 (approximately 50% of revenue).

Gross Margin

Gross margin increased primarily due to favorable changes in product mix, lower intangible amortization expense and lower manufacturing costs, partially offset by average selling price erosion and lower factory utilization.

Operating Expenses

Research and Development

R&D spending increased primarily due to higher personnel related costs.

Selling, General and Administrative

Selling, general and administrative expense decreased primarily due to lower intangible amortization expense.

Other Operating Expense

In fiscal 2020, we recognized $50.9 million of expense related to the acquisitions of Active-Semi, Cavendish, Custom MMIC and Decawave (see Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for information on business acquisitions). In fiscal 2020, we also recorded restructuring related charges of $13.4 million related to employee termination benefits and other exit costs as a result of restructuring actions (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for information on restructuring actions).

In fiscal 2019, we recognized $15.9 million of asset impairment charges (to adjust the carrying value of certain property and equipment to reflect fair value) and $13.5 million of restructuring related charges (primarily employee termination benefits) as a result of restructuring actions (see Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for information on restructuring actions). In fiscal 2019, we also recorded $18.0 million of start-up costs related to new processes and operations in existing facilities.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Fiscal Year		Increase
(In thousands, except percentages)	2020	2019	Dollars	Percentage Change
Revenue	$2,397,740	$2,197,660	$200,080	9.1%
Operating income	715,514	558,990	156,524	28.0
Operating income as a % of revenue	29.8%	25.4%

MP revenue increased primarily due to higher demand for our mobile products in support of customers based in China, a Korea-based customer and our largest end customer, partially offset by lower shipments to Huawei.

MP operating income increased primarily due to higher revenue and higher gross margin. Gross margin was positively impacted by favorable changes in product mix and lower manufacturing costs, partially offset by average selling price erosion and lower factory utilization.

Infrastructure and Defense Products

	Fiscal Year		Decrease
(In thousands, except percentages)	2020	2019	Dollars	Percentage Change
Revenue	$841,401	$892,665	$(51,264)	(5.7)%
Operating income	145,295	267,304	(122,009)	(45.6)
Operating income as a % of revenue	17.3%	29.9%

IDP revenue decreased primarily due to lower demand for our base station products as a result of trade restrictions and lower demand for our Wi-Fi products, partially offset by sales of our programmable power management products as a result of the acquisition of Active-Semi.

IDP operating income decreased primarily due to higher operating expenses, lower gross margin and lower revenue. The increase in operating expenses was primarily due to higher personnel costs and the addition of Active-Semi expenses. Gross margin was negatively impacted by lower factory utilization, inventory charges and average selling price erosion.

See Note 17 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2020, 2019 and 2018.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2020	2019
Interest expense	$(60,392)	$(43,963)
Interest income	12,066	10,971
Other income (expense)	20,199	(91,682)
Income tax (expense) benefit	(60,764)	41,333

Interest expense

We recognized $66.0 million of interest expense in fiscal 2020 primarily related to the 2026 Notes and the 2029 Notes. We recognized $52.8 million of interest expense in fiscal 2019 primarily related to the 2023 Notes, the 2025 Notes and the 2026 Notes. Interest expense in the preceding table for fiscal years 2020 and 2019 is net of capitalized interest of $5.6 million and $8.8 million, respectively.

Other income (expense)

During fiscal 2020 we recorded a gain of $43.0 million related to the remeasurement of our previously held equity interest in Cavendish in connection with our purchase of the remaining issued and outstanding capital of the entity (see Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 for additional information regarding the Cavendish acquisition). During fiscal 2020 we recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value (see Note 7 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 for additional information regarding our investments).

During fiscal 2019 we recorded a loss on debt extinguishment of $90.2 million (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 for additional information regarding our debt extinguishment activity).

Income tax (expense) benefit

Income tax expense for fiscal 2020 was $60.8 million. This was primarily comprised of tax expense related to international operations generating pre-tax book income, the impact of the Tax Act's GILTI provisions, the reversal of the permanent reinvestment assertion with regards to certain unrepatriated foreign earnings, and an increase in gross unrecognized tax benefits, offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. For fiscal 2020, this resulted in an annual effective tax rate of 15.4%.

Income tax benefit for fiscal 2019 was $41.3 million. This was primarily comprised of tax benefits related to domestic and international operations generating pre-tax book losses, tax credits, adjustments related to provisional estimates for the impact of the Tax Act, and a decrease in gross unrecognized tax benefits, offset by tax expenses related to international operations generating pre-tax book income and tax expense related to the GILTI inclusions. For fiscal 2019, this resulted in an annual effective tax rate of (45.0)%.
A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2020 and 2019, the valuation allowance against domestic and foreign deferred tax assets was $35.3 million and $40.4 million, respectively.
See Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding income taxes.

STOCK-BASED COMPENSATION

Under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 718, "Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 28, 2020, total remaining unearned compensation cost related to unvested restricted stock units was $87.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 28, 2020, we had working capital of approximately $1,151.5 million, including $714.9 million in cash and cash equivalents, compared to working capital of $1,249.2 million, including $711.0 million in cash and cash equivalents, as of March 30, 2019.

Our $714.9 million of total cash and cash equivalents as of March 28, 2020, includes approximately $345.3 million held by our foreign subsidiaries, of which $266.4 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

At this time, we are not able to estimate the long-term impact of the COVID-19 outbreak on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility. However, as the situation evolves, we will continue to assess our liquidity needs, evaluate available alternatives and take appropriate actions.

Credit Agreement

On December 5, 2017, we and certain of our material domestic subsidiaries (the "Guarantors") entered into the Credit Agreement with Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"). The Credit Agreement included the Term Loan and a $300.0 million senior revolving line of credit (the "Revolving Facility"). In addition, we may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the "Incremental Facility", and collectively with the Term Loan and the Revolving Facility, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and was subsequently repaid in March 2018). On June 17, 2019, we drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During fiscal 2020, there were no borrowings under the Revolving Facility.

See Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information about the Credit Agreement, including applicable interest rates and financial covenants. As of March 28, 2020, we were in compliance with all the financial covenants under the Credit Agreement.

Stock Repurchases

On October 31, 2019, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of our outstanding common stock, which included approximately $117.0 million authorized under the prior program which was terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

We repurchased 6.4 million shares, 9.1 million shares and 2.9 million shares of our common stock during fiscal years 2020, 2019 and 2018, respectively, at an aggregate cost of $515.1 million, $638.1 million and $219.9 million, respectively, in accordance with the current and prior share repurchase programs. As of March 28, 2020, $765.9 million remains available for future repurchases under our current share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2020 provided cash of $945.6 million, compared to $810.4 million in fiscal 2019. This year-over-year increase was primarily due to favorable changes in working capital driven by improvements in days sales outstanding and improved inventory management in fiscal 2020.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2020 was $1,105.7 million, compared to $247.6 million in fiscal 2019. This year-over-year increase was primarily due to the acquisitions of Active-Semi, Cavendish, Custom MMIC and Decawave in fiscal 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2020 was $165.6 million, compared to net cash used in financing activities of $776.7 million in fiscal 2019. In fiscal 2019, cash disbursed in connection with the retirement of all of the 2023 Notes and a majority of the 2025 Notes was partially offset by cash proceeds received from the issuance of the 2026 Notes. During fiscal 2020, we received cash proceeds of $559.0 million from the issuance of the 2029 Notes and $100.0 million from the draw on the Term Loan.

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

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2020 and 2019. However, there can be no assurance that our business will not be affected by inflation in the future.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 28, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 28, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total Payments	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Fiscal 2026 and thereafter
Capital commitments (1)	$53,357	$53,052	$305	$—	$—
Long-term debt obligations (2)	2,152,023	84,610	247,269	150,402	1,669,742
Finance leases (3)	59,877	1,829	2,312	2,312	53,424
Operating leases	86,126	21,586	23,891	13,455	27,194
Purchase obligations (4)	264,971	245,982	15,262	3,727	—
Cross-licensing liability (5)	5,400	2,400	3,000	—	—
Deferred compensation (6)	19,398	892	1,251	713	16,542
Total	$2,641,152	$410,351	$293,290	$170,609	$1,766,902
(1) Capital commitments represent obligations for the purchase of property and equipment, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 28, 2020.
(2) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2025 Notes, the 2026 Notes, the 2029 Notes and the Term Loan, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of March 28, 2020. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. See Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.
(3) The finance lease obligation primarily relates to a lease that was signed in fiscal 2018 for an assembly and test facility in Beijing, China. This lease will allow us to consolidate several leased facilities in Beijing, China. The lease is not recorded on our Consolidated Balance Sheet as of March 28, 2020 because the lease term is not expected to commence until fiscal 2021.
(4) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 28, 2020.
(5) The cross-licensing liability represents payables under a cross-licensing agreement and are included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheet as of March 28, 2020.
(6) Commitments for deferred compensation represent the liability under our Non-Qualified Deferred Compensation Plan. See Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

Other Contractual Obligations

As of March 28, 2020, in addition to the amounts shown in the contractual obligations table above, we have $124.6 million of unrecognized income tax benefits and accrued interest and penalties, of which $19.4 million has been recorded as a liability.  We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax. We have elected to pay the remaining obligation of $5.6 million, which has been recorded as a liability, over eight years.

As discussed in Note 10 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report, we have two pension plans in Germany with a combined benefit obligation of approximately $12.3 million as of March 28, 2020. Pension benefit payments are not included in the schedule above because they are not available for all periods presented. Pension benefit payments were approximately $0.2 million in fiscal 2020 and are expected to be approximately $0.3 million in fiscal 2021.

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the Indentures, our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

The following presents summarized financial information for the Parent and the Guarantors on a combined basis as of and for the periods indicated, after eliminating (i) intercompany transactions and balances among the Parent and Guarantors, and (ii) equity earnings from, and investments in, any Non-Guarantor. The summarized financial information may not necessarily be indicative of the financial position and results of operations had the combined Parent and Guarantors operated independently from the Non-Guarantors.

Summarized Balance Sheet (in thousands)	March 28, 2020
Current assets (1)	$1,112,828
Non-current assets	$2,346,759

Current liabilities	$253,324
Long-term liabilities (2)	$1,901,756
(1) Includes current receivable from Non-Guarantors of $484.2 million.
(2) Includes non-current payable to Non-Guarantors of $249.9 million.

Summarized Statement of Operations (in thousands)	Fiscal Year 2020
Revenue	$981,845
Gross profit	$108,096
Net loss	$(254,769)

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2020 and 2019.

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

We assess property and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include an adverse change in our use of the assets or an expectation that the assets will be sold or otherwise disposed. We assess the recoverability of the assets held and used by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts.  Assets identified as "held for sale" are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  The process of evaluating property and equipment for impairment is highly subjective and requires significant judgment as we are required to make assumptions about items such as future demand for our products and industry trends.

Business Acquisitions. We record goodwill when the consideration paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is assigned to our reporting unit that is expected to benefit from the synergies of the business combination.

A number of assumptions, estimates and judgments are used in determining the fair value of acquired assets and liabilities, particularly with respect to the intangible assets acquired. The valuation of intangible assets requires our use of valuation techniques such as the income approach. The income approach includes management’s estimation of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles and the discount rates applied to future cash flows.

Further judgment is required in estimating the fair values of deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date, as well as inventory, property and equipment, pre-existing liabilities or legal claims, deferred revenue and contingent consideration, each as may be applicable.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our Consolidated Statements of Operations.

Goodwill. We perform an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth quarter in each fiscal year, or more frequently if indicators of potential impairment exist. Reporting units, as defined by ASC 350, "Intangibles - Goodwill and Other," may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. We have determined that our reporting units are our two operating and reportable segments, MP and IDP.

In accordance with ASC 350, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

In performing a qualitative assessment, we consider (i) our overall historical and projected future operating results, (ii) if there was a significant decline in our stock price for a sustained period, (iii) if there was a significant change in our market capitalization relative to our net book value, and (iv) if there was a prolonged or more significant slowdown in the worldwide economy of the semiconductor industry, as well as other relevant events and factors affecting the reporting unit. If we assess these qualitative factors and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we decide not to perform a qualitative assessment, then a quantitative impairment test is performed.

In fiscal years 2019 and 2018, we completed qualitative assessments and concluded that based on the relevant facts and circumstances, it was more likely than not that each reporting unit’s fair value exceeded its related carrying value and no further impairment testing was required.

In fiscal 2020, we performed a quantitative impairment test. Our quantitative impairment test considered both the income approach and the market approach to estimate each reporting unit’s fair value. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

As a result of the quantitative analysis performed in fiscal 2020, it was determined that the fair value of each of our reporting units substantially exceeded their carrying values. As the assumptions used in the income approach and market approach can have a material impact on the fair value determinations, we performed a sensitivity analysis of key assumptions used in the assessment and determined that a one percentage point increase in the discount rate along with a one percentage point decrease in the long-term growth rate would not result in an impairment of goodwill for either reporting unit and their fair values substantially exceeded their carrying values.

Identified Intangible Assets. We amortize finite-lived intangible assets (including developed technology, customer relationships, trade names, technology licenses and backlog) over their estimated useful life. In-process research and development ("IPRD") assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition; initially, these are classified as IPRD and are not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D. We perform a quarterly review of significant intangible assets to determine whether facts and circumstances (including external factors such as industry and economic trends and internal factors such as changes in our business strategy and forecasts) indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and occur in the period in which the impairment determination was made.

Revenue Recognition. We generate revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. A majority of our revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to our distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from our consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over-time is immaterial (less than 2% of overall revenue). We apply a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to a refund or adjustment to determine the net consideration to which we expect to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors. A majority of these rebates are accrued and classified as a contra accounts receivable and represent less than 5% of net revenue. We determine variable consideration by estimating the most likely amount of consideration we expect to receive from the customer. Our terms and conditions do not give our customers a right of return associated with the original sale of our products. However, we may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. We reduce revenue and record reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from our customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within our standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of March 28, 2020 and March 30, 2019.

We invoice customers upon shipment and recognize revenues in accordance with delivery terms. As of March 28, 2020, we had $37.8 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

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

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including those recently adopted and not yet effective, see Note 1 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, equity prices and certain commodity prices. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates, foreign currency exchange rates, equity prices, and commodity prices arising from our business activities. We manage these financial exposures through operational means and by using various financial instruments, when deemed appropriate. These practices may change as economic conditions change.

Interest Rate Risk

We are exposed to interest rate risk via the terms of our Credit Facility, which is comprised of a Term Loan and Revolving Facility with interest rates (see Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report). The outstanding balance related to the Credit Facility as of March 28, 2020 was $100.0 million. A potential change in the associated interest rates would be immaterial to the results of our operations.

Foreign Currency Exchange Rate Risk

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia, Central America and Europe, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Pound Sterling, Renminbi, and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign currency exchange risk in part through operational means.

For fiscal 2020, we incurred a foreign currency loss of $2.2 million as compared to a loss of $2.1 million in fiscal 2019, which is recorded in “Other income (expense).”

Our financial instrument holdings, including foreign receivables, cash and payables at March 28, 2020, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.8 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $2.3 million.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to equity market price risk. Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investments.  As of March 28, 2020, our equity investments were immaterial (see Note 7 of the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this report).

Commodity Price Risk

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 28, 2020	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$714,939	$711,035
Accounts receivable, less allowance of $55 and $40 as of March 28, 2020 and March 30, 2019, respectively	367,172	378,172
Inventories	517,198	511,793
Prepaid expenses	37,872	25,766
Other receivables	15,016	21,934
Other current assets	38,305	36,141
Total current assets	1,690,502	1,684,841
Property and equipment, net	1,259,203	1,366,513
Goodwill	2,614,274	2,173,889
Intangible assets, net	808,892	408,210
Long-term investments	22,515	97,786
Other non-current assets	165,296	76,785
Total assets	$6,560,682	$5,808,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$246,954	$233,307
Accrued liabilities	217,801	160,516
Current portion of long-term debt	6,893	80
Other current liabilities	67,355	41,711
Total current liabilities	539,003	435,614
Long-term debt	1,567,231	920,935
Other long-term liabilities	161,783	91,796
Total liabilities	2,268,017	1,448,345
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 114,625 and 119,063 shares issued and outstanding at March 28, 2020 and March 30, 2019, respectively	4,290,377	4,687,455
Accumulated other comprehensive income (loss), net of tax	2,288	(6,624)
Accumulated deficit	—	(321,152)
Total stockholders’ equity	4,292,665	4,359,679
Total liabilities and stockholders’ equity	$6,560,682	$5,808,024

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2020	2019	2018

Revenue	$3,239,141	$3,090,325	$2,973,536
Cost of goods sold	1,917,378	1,895,142	1,826,570
Gross profit	1,321,763	1,195,183	1,146,966

Operating expenses:
Research and development	484,414	450,482	445,103
Selling, general and administrative	343,569	476,074	527,751
Other operating expense	70,564	52,161	103,830
Total operating expenses	898,547	978,717	1,076,684
Operating income	423,216	216,466	70,282

Interest expense	(60,392)	(43,963)	(59,548)
Interest income	12,066	10,971	7,017
Other income (expense)	20,199	(91,682)	(606)
Income before income taxes	395,089	91,792	17,145

Income tax (expense) benefit	(60,764)	41,333	(57,433)
Net income (loss)	$334,325	$133,125	$(40,288)

Net income (loss) per share:
Basic	$2.86	$1.07	$(0.32)
Diluted	$2.80	$1.05	$(0.32)

Weighted average shares of common stock outstanding:
Basic	117,007	124,534	126,946
Diluted	119,293	127,356	126,946

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2020	2019	2018
Net income (loss)	$334,325	$133,125	$(40,288)
Total comprehensive income (loss):
Unrealized gain on available-for-sale debt securities, net of tax	—	85	204
Change in pension liability, net of tax	501	(651)	476
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	7,923	(3,396)	1,276
Reclassification adjustments, net of tax:
Foreign currency loss (gain) recognized and included in net income (loss)	353	—	(581)
Amortization of pension actuarial loss	135	90	179
Other comprehensive income (loss)	8,912	(3,872)	1,554
Total comprehensive income (loss)	$343,237	$129,253	$(38,734)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Common Stock
	Shares	Amount			Total
Balance, April 1, 2017	126,464	$5,357,394	$(4,306)	$(456,366)	$4,896,722
Net loss	—	—	—	(40,288)	(40,288)
Other comprehensive income	—	—	1,554	—	1,554
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	2,246	4,735	—	—	4,735
Issuance of common stock in connection with employee stock purchase plan	541	28,064	—	—	28,064
Cumulative-effect adoption of ASU 2016-09	—	—	—	36,684	36,684
Cumulative-effect adoption of ASU 2016-16	—	—	—	1,201	1,201
Repurchase of common stock, including transaction costs	(2,929)	(219,907)	—	—	(219,907)
Stock-based compensation	—	66,799	—	—	66,799
Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net income	—	—	—	133,125	133,125
Other comprehensive loss	—	—	(3,872)	—	(3,872)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,368	(10,833)	—	—	(10,833)
Issuance of common stock in connection with employee stock purchase plan	468	26,817	—	—	26,817
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(9,095)	(638,074)	—	—	(638,074)
Stock-based compensation	—	72,460	—	—	72,460
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	334,325	334,325
Other comprehensive income	—	—	8,912	—	8,912
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,551	(974)	—	—	(974)
Issuance of common stock in connection with employee stock purchase plan	452	28,657	—	—	28,657
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(6,441)	(501,868)	—	(13,263)	(515,131)
Stock-based compensation	—	77,107	—	—	77,107
Other	—	—	—	21	21
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$334,325	$133,125	$(40,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	221,632	208,646	174,425
Intangible assets amortization	247,299	454,451	539,790
Loss on debt extinguishment	—	90,201	928
Deferred income taxes	(11,099)	(70,169)	(32,248)
Foreign currency adjustments	(1,300)	(2,376)	953
Gain on Cavendish investment	(43,008)	—	—
Loss on impairment of equity investment	18,339	—	—
Asset impairment	1,057	15,901	46,315
Stock-based compensation expense	75,978	71,580	68,158
Other, net	10,178	5,087	3,792
Changes in operating assets and liabilities:
Accounts receivable, net	21,029	(32,119)	12,906
Inventories	10,252	(39,590)	(41,887)
Prepaid expenses and other current and non-current assets	(14,513)	13,343	28,310
Accounts payable	15,425	15,167	38,952
Accrued liabilities	48,670	(3,899)	(2,623)
Income taxes payable and receivable	12,935	(38,206)	50,801
Other liabilities	(1,553)	(10,778)	4,236
Net cash provided by operating activities	945,646	810,364	852,520
Investing activities:
Purchase of property and equipment	(164,104)	(220,937)	(269,835)
Purchase of available-for-sale debt securities	—	(132,732)	—
Proceeds from sales and maturities of available-for-sale debt securities	1,950	133,132	—
Purchase of businesses, net of cash acquired	(946,043)	—	—
Other investing	2,455	(27,017)	(7,574)
Net cash used in investing activities	(1,105,742)	(247,554)	(277,409)
Financing activities:
Repurchase and payment of debt	—	(1,050,680)	(107,729)
Proceeds from borrowings and debt issuances	659,000	905,350	100,000
Repurchase of common stock, including transaction costs	(515,131)	(638,074)	(219,907)
Proceeds from the issuance of common stock	50,198	41,289	57,412
Tax withholding paid on behalf of employees for restricted stock units	(21,791)	(24,835)	(24,708)
Other financing	(6,717)	(9,714)	(1,916)
Net cash provided by (used in) financing activities	165,559	(776,664)	(196,848)
Effect of exchange rate changes on cash	(1,233)	(1,166)	2,360
Net increase (decrease) in cash, cash equivalents and restricted cash	4,230	(215,020)	380,623
Cash, cash equivalents and restricted cash at the beginning of the period	711,382	926,402	545,779
Cash, cash equivalents and restricted cash at the end of the period	$715,612	$711,382	$926,402
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$54,445	$64,853	$70,208
Cash paid during the year for income taxes	$55,513	$69,453	$41,478
Non-cash investing and financing information:
Capital expenditure adjustments included in liabilities	$22,904	$37,728	$31,769
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2020

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. ("RFMD") and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

The Company is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. The Company combines a broad portfolio of innovative radio frequency ("RF") solutions, highly differentiated semiconductor technologies, systems-level expertise and global manufacturing scale to supply diverse customers a broad range of products that enable a more connected world.

The Company’s design expertise and manufacturing capabilities span multiple semiconductor process technologies. The Company's primary wafer fabrication facilities are located in North Carolina, Oregon and Texas and its primary assembly and test facilities are located in China, Costa Rica, Germany and Texas. The Company also sources multiple products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal years 2019 and 2018 financial statements have been reclassified to conform to the fiscal 2020 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 28, 2020, March 30, 2019 and March 31, 2018. Fiscal years 2020, 2019 and 2018 were 52-week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates, particularly in light of the uncertainty relating to the impact of the recent novel coronavirus (COVID-19) outbreak. Certain accounting estimates that generally require consideration of expected future conditions were assessed by taking into account anticipated impacts from the COVID-19 outbreak as of March 28, 2020 and through the date of this Annual Report on Form 10-K using reasonably available information as of those dates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly-liquid investments with original maturities of three months or less when purchased.
Investments

The Company's available-for-sale debt securities (consisting of auction rate securities in fiscal 2019) are carried at fair value with the changes in unrealized gains and losses, net of tax, reported in "Other comprehensive income (loss)." The cost of securities sold is based on the specific identification method and any realized gain or loss is included in "Other income (expense)."  The cost of available-for-sale debt securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest. Available-for-sale debt securities with an original maturity date greater than three months and less than one year are classified as

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

current investments. Available-for-sale debt securities with an original maturity date exceeding one year are classified as long-term.
Marketable equity securities consist of common stock in publicly-traded companies and are carried at fair value with both the realized and unrealized gains and losses reported in "Other income (expense)."  Fair values of publicly-traded equity securities are determined using quoted prices in active markets. The marketable equity securities are classified as short-term based on their highly liquid nature and are recorded in "Other current assets" in the Consolidated Balance Sheets.
The Company invests in limited partnerships which are accounted for using the equity method. These equity method investments are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company records its share of the financial results of the limited partnerships in "Other income (expense)" in the Company's Consolidated Statements of Operations.
The Company also invests in privately-held companies for which the fair value of the investment is not readily determinable. These equity investments without a readily determinable fair value are measured at cost less impairment, adjusted for any changes in observable prices, and are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company assesses these investments for impairment on a quarterly basis and considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include the investee's financial condition and business outlook, market for technology and other relevant events and factors affecting the investee. Investments are impaired when their fair value is less than their carrying value.

Fair Value Measurement

The Company measures and reports certain financial assets and liabilities on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is described as follows:

•	Level 1 - includes instruments for which inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 - includes instruments for which the inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly, and fair value can be determined through the use of models or other valuation methodologies that do not require significant judgment since the inputs are corroborated by readily observable data.

•
Level 3 - includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. These inputs are supported by little or no market activity and reflect the use of significant management judgment.

The Company also holds assets whose fair value is measured and recorded on a nonrecurring basis. These assets include equity method investments, equity investments without a readily determinable fair value, and certain non-financial assets, such as intangible assets and property and equipment. See Note 7 for further information on equity investments without a readily determinable fair value and Note 12 for further information on impairment of property and equipment.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 9 for further disclosures related to the fair value of the Company's long-term debt.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales and management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to "Cost of goods sold" in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures and the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues was also not significant during the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to 39 years. The Company capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with that asset cost. The Company’s assets acquired under finance leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation. The Company records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

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

The Company assesses property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include an adverse change in the use of the Company’s assets or an expectation that the assets will be sold or otherwise disposed. The Company assesses the recoverability of the assets held and used by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Assets identified as "held for sale" are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Leases

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

Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company's agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time.

Business Acquisitions

The Company records goodwill when the consideration paid for a business acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is assigned to the Company's reporting unit that is expected to benefit from the synergies of the business combination.

A number of assumptions, estimates and judgments are used in determining the fair value of acquired assets and liabilities, particularly with respect to the intangible assets acquired. The valuation of intangible assets requires the Company to use valuation techniques such as the income approach. The income approach includes management’s estimation of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles and the discount rates applied to future cash flows.

Judgment is also required in estimating the fair values of deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date, as well as inventory, property and equipment, pre-existing liabilities or legal claims, deferred revenue and contingent consideration, each as may be applicable.

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Consolidated Statements of Operations.

Goodwill

The Company performs an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth quarter in each fiscal year, or more frequently if indicators of potential impairment exist. Reporting units, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other," may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting units are its two operating and reportable segments, Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

In accordance with ASC 350, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

In performing a qualitative assessment, the Company considers (i) its overall historical and projected future operating results, (ii) if there was a significant decline in the Company’s stock price for a sustained period, (iii) if there was a significant change in the Company’s market capitalization relative to its net book value, and (iv) if there was a prolonged or more significant slowdown in the worldwide economy of the semiconductor industry, as well as

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

other relevant events and factors affecting the reporting unit. If the Company assesses these qualitative factors and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company decides not to perform a qualitative assessment, then a quantitative impairment test is performed.

In fiscal years 2019 and 2018, the Company completed qualitative assessments and concluded that based on the relevant facts and circumstances, it was more likely than not that each reporting unit’s fair value exceeded its related carrying value and no further impairment testing was required.

In fiscal 2020, the Company performed a quantitative impairment test. The Company’s quantitative impairment test considered both the income approach and the market approach to estimate each reporting unit’s fair value. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. Cash flow projections are based on the Company's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

As a result of the quantitative analysis performed in fiscal 2020, it was determined that the fair value of each of the Company’s reporting units substantially exceeded their carrying values. As the assumptions used in the income approach and market approach can have a material impact on the fair value determinations, the Company performed a sensitivity analysis of key assumptions used in the assessment and determined that a one percentage point increase in the discount rate along with a one percentage point decrease in the long-term growth rate would not result in an impairment of goodwill for either reporting unit and their fair values substantially exceeded their carrying values.

Identified Intangible Assets

The Company amortizes finite-lived intangible assets (including developed technology, customer relationships, trade names, technology licenses and backlog) over their estimated useful life. In-process research and development ("IPRD") assets represent the fair value of incomplete research and development ("R&D") projects that had not reached technological feasibility as of the date of the acquisition and are initially not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D. The Company performs a quarterly review of significant intangible assets to determine whether facts and circumstances (including external factors such as industry and economic trends and internal factors such as changes in the Company’s business strategy and forecasts) indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and occur in the period in which the impairment determination was made.

Accrued Liabilities

The "Accrued liabilities" balance as of March 28, 2020 and March 30, 2019, includes accrued compensation and benefits of $126.1 million and $93.2 million, respectively, and interest payable of $22.8 million and $11.2 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is immaterial (less than 2% of overall revenue). The Company applies a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors. A majority of these rebates are accrued and classified as a contra accounts receivable and represent less than 5% of net revenue. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. Sales returns are classified as a refund liability. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of March 28, 2020 and March 30, 2019.

The Company invoices customers upon shipment and recognizes revenues in accordance with delivery terms. As of March 28, 2020, the Company had $37.8 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

It is the Company’s current intent and policy to repatriate certain previously taxed earnings of foreign subsidiaries from outside the U.S. Accordingly, the Company recognizes a deferred tax liability for income taxes on certain unremitted foreign earnings of foreign subsidiaries. For earnings which remain permanently reinvested, it is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

Stock-Based Compensation

Under ASC 718, "Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 28, 2020, total remaining unearned compensation cost related to unvested restricted stock units was $87.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of "Accumulated other comprehensive income (loss)" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other income (expense)" in the Consolidated Statements of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. This standard will be effective for the Company in the first quarter of fiscal 2021 and will be adopted using the modified retrospective transition method. Upon adoption, the standard is expected to only impact the Company's accounting for credit losses related to accounts receivable. In preparation for the adoption of the new standard, the Company has updated certain policies and related processes, but does not expect the adoption of this new guidance will have a material impact on its Consolidated Financial Statements.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," with multiple amendments subsequently issued. The new guidance required that lease arrangements be presented on the lessee's balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach which permits lessees to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Upon adoption, the Company recorded a right-of-use asset of $70.7 million and a lease liability of $75.0 million.  The difference between the right-of-use asset and lease liability is primarily attributed to a deferred rent liability which existed under ASC 840, "Leases."

The Company elected the transition package of practical expedients, under which the Company did not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient not to separate lease and non-lease components for substantially all of its classes of leases and to account for the combined lease and non-lease components as a single lease component. In addition, the Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet.

The adoption of this standard resulted in a cumulative-effect adjustment to accumulated deficit of less than $0.1 million. This standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 8 for further disclosures resulting from the adoption of this new standard.

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

Revenue from significant customers, those representing 10% or more of revenue for the respective periods, are summarized as follows:

	Fiscal Year
	2020	2019	2018
Apple Inc. ("Apple") (1)	33%	32%	36%
Huawei Technologies Co., Ltd. and affiliates ("Huawei")	10%	15%	8%

(1) The Company provided its products to Apple through sales to multiple contract manufacturers.

These customers primarily purchase RF solutions for a variety of mobile devices.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounts receivable related to these customers (which includes multiple contract manufacturers) accounted for 35%, 49% and 26% of the Company's total net accounts receivable balance as of March 28, 2020, March 30, 2019 and March 31, 2018, respectively.

On May 16, 2019, the Company suspended shipments of products to Huawei after the Bureau of Industry and Security (BIS) of the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the BIS's Entity List.  Subsequently, the Company restarted shipments from outside the U.S. of certain products that are not subject to the Export Administration Regulations (EAR) to Huawei in compliance with the BIS order. The Company has also applied for a license to ship other products that are subject to the EAR, as required by the rules governing the Entity List. Sales to Huawei will continue to be impacted by trade restrictions.

3.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	March 28, 2020	March 30, 2019
Raw materials	$112,671	$118,608
Work in process	291,028	272,469
Finished goods	113,499	120,716
Total inventories	$517,198	$511,793

4.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 28, 2020	March 30, 2019
Land	$25,842	$25,996
Building and leasehold improvements	404,075	416,209
Machinery and equipment	2,145,511	2,025,110
	2,575,428	2,467,315
Less accumulated depreciation	(1,415,397)	(1,218,507)
	1,160,031	1,248,808
Construction in progress	99,172	117,705
Total property and equipment, net	$1,259,203	$1,366,513

5.    BUSINESS ACQUISITIONS

During fiscal 2020, the Company completed the acquisitions of Active-Semi International, Inc. ("Active-Semi"), Cavendish Kinetics Limited ("Cavendish"), Custom MMIC Design Services, Inc. ("Custom MMIC") and Decawave Limited ("Decawave"). The goodwill resulting from these acquisitions is attributed to synergies and other benefits that are expected to be generated from these transactions.

The operating results of these companies, which were not material either individually or in the aggregate for fiscal 2020, have been included in the Company's consolidated financial statements as of their acquisition dates.

Active-Semi International, Inc.

On May 6, 2019, the Company acquired all of the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total purchase price of $307.9 million. The acquisition expanded the Company's product offerings for existing customers and new customers in power management markets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Net tangible assets (1)	$22,876
Intangible assets	158,400
Goodwill	130,802
Deferred tax liability, net	(4,184)
$307,894
(1) Includes cash acquired of $10.0 million.

The more significant intangible assets acquired included developed technology of $76.7 million, customer relationships of $40.9 million and IPRD of $40.6 million.

The fair values of the Active-Semi developed technology and IPRD acquired were determined based on an income approach using the "excess earnings method," which estimated the values of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired developed technology assets are being amortized on a straight-line basis over their estimated useful lives of 5 to 9 years.

During fiscal 2020, $31.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their estimated useful lives of 5 to 7 years. The IPRD remaining as of March 28, 2020 is expected to be completed during fiscal 2021 with remaining costs to complete of less than $2.0 million.

The fair value of Active-Semi customer relationships acquired was determined based on an income approach using the "with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. These customer relationships are being amortized on a straight-line basis over their estimated useful lives of 5 years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of Active-Semi is not deductible for income tax purposes.

During fiscal 2020, the Company recorded post-combination compensation expense as well as other acquisition and integration related costs associated with the acquisition of Active-Semi of $25.3 million and $4.2 million in "Other operating expense" and "Cost of goods sold," respectively, in the Consolidated Statement of Operations.

Cavendish Kinetics Limited

As of September 28, 2019, the Company had an investment in preferred shares in Cavendish, a private supplier of high-performance RF microelectromechanical system ("MEMS") technology for antenna tuning applications, with a carrying value of $59.4 million. The Company accounted for this investment as an equity investment without a readily determinable fair value using the measurement alternative in accordance with ASC 321, "Investments–Equity Securities."

On October 4, 2019, the Company acquired the remaining issued and outstanding capital of Cavendish for cash consideration of $198.4 million. The acquisition advances RF MEMS technology for applications across the Company's products and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish. This resulted in recognition of a gain of $43.0 million in fiscal 2020, which is recorded in "Other income (expense)" in the Consolidated Statement of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The purchase price was calculated as follows (in thousands):

Cash consideration paid to Cavendish	$198,385
Fair value of equity interest previously held by the Company	102,383
Total purchase price	$300,768

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Net tangible assets (1)	$97
Intangible assets	206,350
Goodwill	100,845
Deferred tax liability, net	(6,524)
$300,768
(1) Includes cash acquired of $1.8 million.

The most significant intangible asset acquired was developed technology of $206.0 million. The fair value of the Cavendish developed technology acquired was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. This developed technology is being amortized on a straight-line basis over its estimated useful life of 9 years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the October 4, 2019 acquisition date). Goodwill recognized from the acquisition of Cavendish is not deductible for income tax purposes.

During fiscal 2020, the Company recorded post-combination compensation expense as well as other acquisition and integration related costs associated with the acquisition of Cavendish totaling $3.8 million in "Other operating expense" in the Consolidated Statement of Operations.

Custom MMIC Design Services, Inc.

On February 6, 2020, the Company acquired all of the outstanding equity interests of Custom MMIC, a supplier of high-performance gallium arsenide ("GaAs") and gallium nitride ("GaN") monolithic microwave integrated circuits ("MMICs") for defense, aerospace and commercial applications, for a total purchase price of $91.7 million. The acquisition expands the Company's millimeter wave ("mmWave") capabilities for product offerings in defense and commercial markets.

The purchase price was comprised of cash consideration of $86.0 million and contingent consideration of up to $10.0 million which is payable to the sellers in the first quarter of fiscal 2022 if certain revenue targets are achieved over a one-year period from the acquisition date. The estimated fair value of the contingent consideration was $5.7 million at both the acquisition date and at March 28, 2020 (and is included in "Other long-term liabilities" in the Consolidated Balance Sheet). In subsequent reporting periods, the contingent consideration liability will be remeasured at fair value with changes recognized in "Other operating expense."

In addition to the purchase price consideration, an installment agreement was entered into for $15.5 million which is payable to certain key employees of Custom MMIC and is subject to their continued employment over a three-year period from the acquisition date. This amount is being recognized as post-combination compensation expense over the requisite service period.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Net tangible assets (1)	$4,988
Intangible assets	31,100
Goodwill	55,654
$91,742
(1) Includes cash acquired of $2.3 million.

The more significant intangible assets acquired were customer relationships of $26.9 million. The fair value of Custom MMIC customer relationship intangibles acquired was determined based on an income approach using the "excess earnings method," which estimated the values of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. These customer relationships are being amortized on a straight-line basis over their estimated useful lives of 10 years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). All goodwill recognized from the acquisition of Custom MMIC is deductible for income tax purposes.

During fiscal 2020, the Company recorded post-combination compensation expense as well as other acquisition and integration related costs associated with the acquisition of Custom MMIC totaling $9.4 million in "Other operating expense" in the Consolidated Statement of Operations.

Decawave Limited

On February 21, 2020, the Company acquired all of the outstanding equity interests of Decawave, a pioneer in ultra-wide band ("UWB") technology and provider of UWB solutions for mobile, automotive and Internet of Things ("IoT") applications, for a total purchase price of $374.7 million (of which $372.8 million was paid in cash as of year-end). The acquisition expands the Company's product offerings of technology that enables real-time, highly accurate and reliable local area precision-location services.

In addition to the purchase price consideration, the Company agreed to pay employees of Decawave total compensation of $23.1 million, primarily subject to their continued employment. This amount will be recognized as post-combination compensation expense over the period the employees provide the required services. In fiscal 2020, $5.4 million was recorded in "Other operating expense" in the Consolidated Statement of Operations and $8.1 million and $9.6 million was recorded in "Prepaid expenses" and "Other non-current assets", respectively, in the Consolidated Balance Sheet.

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Net tangible assets (1)	$304
Intangible assets	246,060
Goodwill	149,703
Deferred tax liability, net	(21,327)
$374,740
(1) Includes cash acquired of $5.0 million.

The more significant intangible assets acquired included developed technology of $235.0 million and customer relationships of $10.0 million.

The fair value of the Decawave developed technology acquired was determined based on an income approach using the "excess earnings method," which estimated the values of the intangible asset by discounting the future projected

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

earnings of the asset to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of 7 years.

The fair value of Decawave customer relationships acquired was determined based on an income approach using the "with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. These customer relationships are being amortized on a straight-line basis over their estimated useful lives of 3 years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of Decawave is not deductible for income tax purposes.

During fiscal 2020, the Company recorded post-combination compensation expense of $5.4 million (as discussed above) as well as other acquisition and integration related costs associated with the acquisition of Decawave of $7.0 million in "Other operating expense" in the Consolidated Statement of Operations.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2020 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 30, 2019 (1)	$1,751,503	$422,386	$2,173,889
Active-Semi acquisition	—	130,802	130,802
Cavendish acquisition	100,845	—	100,845
Custom MMIC acquisition	—	55,654	55,654
Decawave acquisition	149,703	—	149,703
Effect of changes in foreign currency exchange rates (2)	3,381	—	3,381
Balance as of March 28, 2020 (1)	$2,005,432	$608,842	$2,614,274
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.
(2) Represents the impact of foreign currency translation when goodwill is recorded in foreign entities whose functional currency is also their local currency.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 28, 2020		March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,325,472	$652,400	$1,246,335	$960,793
Customer relationships	463,772	346,799	1,272,725	1,161,735
Technology licenses	3,271	2,327	14,704	13,026
Backlog	1,600	267	—	—
Trade names	1,200	283	29,391	29,391
Non-compete agreement	—	—	1,026	1,026
IPRD	9,600	N/A	10,000	N/A
Effect of changes in foreign currency exchange rates (1)	6,064	11	—	—
Total	$1,810,979	$1,002,087	$2,574,181	$2,165,971

(1) Represents the impact of foreign currency translation when intangibles are recorded in foreign entities whose functional currency is also their local currency.

Total intangible assets amortization expense was $247.3 million, $454.5 million and $539.8 million in fiscal years 2020, 2019 and 2018, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$248,000
2022	119,000
2023	103,000
2024	90,000
2025	76,000

7.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Investments Without a Readily Determinable Fair Value

On October 4, 2019, the Company completed its acquisition of the remaining issued and outstanding capital of Cavendish. Prior to the acquisition date, the Company had accounted for its investment in Cavendish as an equity investment without a readily determinable fair value and the investment was classified in "Long-term investments" in the Consolidated Balance Sheets. See Note 5 for disclosures related to the acquisition of Cavendish.

During fiscal 2020, the Company recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value based on recent observable price changes present at the time. This amount is recorded in "Other income (expense)" in the Consolidated Statement of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs as of March 28, 2020 and March 30, 2019 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 28, 2020
Assets
Marketable equity securities	$459	$459	$—	$—
Invested funds in deferred compensation plan (1)	19,398	19,398	—	—
Total assets measured at fair value	$19,857	$19,857	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$19,398	$19,398	$—	$—
Contingent earn-out liability (2)	5,700	—	—	5,700
Total liabilities measured at fair value	$25,098	$19,398	$—	$5,700

March 30, 2019
Assets
Money market funds	$13	$13	$—	$—
Marketable equity securities	901	901	—	—
Auction rate securities (3)	1,950	—	1,950	—
Invested funds in deferred compensation plan (1)	18,737	18,737	—	—
Total assets measured at fair value	$21,601	$19,651	$1,950	$—
Liabilities
Deferred compensation plan obligation (1)	$18,737	$18,737	$—	$—
Total liabilities measured at fair value	$18,737	$18,737	$—	$—
(1) The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the assets deferred by the participants in the "Other current assets" and "Other non-current assets" line items of its Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the "Other current liabilities" and "Other long-term liabilities" line items of its Consolidated Balance Sheets.
(2) The Company recorded a contingent earn-out liability in conjunction with a recent acquisition (see Note 5 for disclosures related to acquisitions). The fair value of this liability was estimated using an option pricing model.
(3) The Company's Level 2 auction rate securities were debt instruments with interest rates that reset through periodic short-term auctions and valued based on quoted prices for identical or similar instruments in markets that were not active. The Company sold its auction rate securities at par value during fiscal 2020.

8. LEASES
Operating Leases

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Operating leases as of March 28, 2020 are classified as follows (in thousands):

Other non-current assets	$65,107

Other current liabilities	$15,917
Other long-term liabilities	$58,077

Details of operating leases for fiscal 2020 are as follows (in thousands):

Operating lease expense	$15,184
Short-term lease expense	$6,878
Variable lease expense	$3,098

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$16,504

Operating lease assets obtained in exchange for new lease liabilities	$13,201

Weighted-average remaining lease term (years)	7.8
Weighted-average discount rate	4.06%

The aggregate future lease payments for operating leases as of March 28, 2020 are as follows (in thousands):

2021	$21,586
2022	14,201
2023	9,690
2024	7,449
2025	6,006
Thereafter	27,194
Total lease payments	86,126
Less imputed interest	(12,132)
Present value of lease liabilities	$73,994

Finance Lease

In fiscal 2018, the Company entered into a finance lease for a facility in Beijing, China that will allow the Company to consolidate several leased facilities as well as provide additional manufacturing space. The lease term is expected to commence in fiscal 2021 and therefore is not recorded on the Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019. The lease has an initial term of five years and includes multiple renewal options, with the maximum lease term not to exceed 30 years. The total amount expected to be paid over the lease term is $56.2 million.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prior Fiscal Year Disclosures

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2019 and under the previous lease accounting standard, the aggregate future non-cancelable minimum lease payments of the Company's operating leases as of March 30, 2019 were as follows (in thousands):

2020	$22,207
2021	13,382
2022	10,331
2023	8,224
2024	7,139
Thereafter	31,598
Total minimum payments	$92,881

Rent expense under operating leases, covering facilities and equipment, was approximately $19.3 million and $16.3 million for fiscal years 2019 and 2018, respectively, prior to the adoption of the new lease accounting standard.

9.    DEBT

Debt as of March 28, 2020 and March 30, 2019 is as follows (in thousands):

	March 28, 2020	March 30, 2019
Term loan	$100,000	$—
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026	900,000	900,000
4.375% senior notes due 2029	550,000	—
Finance leases	2,252	1,745
Less unamortized premium and issuance costs, net	(1,532)	(4,134)
Less current portion of long-term debt	(6,893)	(80)
Total long-term debt	$1,567,231	$920,935

Credit Agreement

On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement included a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility"). In addition, the Company may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the "Incremental Facility", and collectively with the Term Loan and the Revolving Facility, the "Credit Facility"). On the closing date, $100.0 million of the Term Loan was funded (and was subsequently repaid in March 2018). On June 17, 2019, the Company drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal as set forth in the Credit Agreement prior to the maturity date. During fiscal 2020, there were no borrowings under the Revolving Facility. Interest paid on the Term Loan during fiscal 2020 was $2.4 million.

At the Company’s option, loans under the Credit Agreement bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(c) the Eurodollar Base Rate plus 1.0% (the "Base Rate"). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three, six or twelve months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.125% per annum to 1.375% per annum. The Applicable Rate for Base Rate loans ranges from 0.125% per annum to 0.375% per annum. Interest for Eurodollar Rate loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee, and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which the Company must comply in order to borrow funds and to avoid an event of default, including the following financial covenants that the Company must maintain: (i) a consolidated leverage ratio not to exceed 3.0 to 1.0 as of the end of any fiscal quarter of the Company, provided that in connection with a permitted acquisition in excess of $300.0 million, the Company's maximum consolidated leverage ratio may increase on two occasions during the term of the Credit Facility to 3.5 to 1.0 for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs and (ii) an interest coverage ratio not to be less than 3.0 to 1.0 as of the end of any fiscal quarter of the Company. As of March 28, 2020, the Company was in compliance with these covenants.

The annual maturities of the Term Loan as of March 28, 2020 are as follows (in thousands):

Fiscal Year	Maturities
2021	$6,250
2022	5,000
2023	88,750
$100,000

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

In fiscal years 2018 and 2019, the Company retired all of the issued and outstanding 2023 Notes and $526.6 million of the 2025 Notes. During fiscal 2019, the Company recognized a loss on debt extinguishment of $90.2 million (related to the retirements of the 2023 Notes and the 2025 Notes) as "Other expense" in the Company’s Consolidated Statement of Operations. As of March 28, 2020, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

At any time prior to December 1, 2020, the Company may redeem all or part of the 2025 Notes, at a redemption price equal to their principal amount, plus a "make-whole" premium as of the redemption date, and accrued and unpaid interest. In addition, at any time on or after December 1, 2020, the Company may redeem the 2025 Notes, in whole or in part, at the redemption prices specified in the 2015 Indenture, plus accrued and unpaid interest.

With respect to the 2023 Notes, interest was payable on June 1 and December 1 of each year at a rate of 6.75% per annum, and with respect to the 2025 Notes, interest is payable on June 1 and December 1 of each year at a rate of 7.00% per annum. Interest paid on the 2025 Notes during fiscal 2020 was $1.6 million and the total interest paid on the 2023 Notes and the 2025 Notes during fiscal years 2019 and 2018 was $46.5 million and $68.9 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Senior Notes due 2026

On July 16, 2018, the Company issued $500.0 million aggregate principal amount of its 5.50% senior notes due 2026 (the "Initial 2026 Notes"). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes", and together with the Initial 2026 Notes, the "2026 Notes"). The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

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

In connection with the offering of the 2026 Notes, the Company agreed to provide the holders of the 2026 Notes with an opportunity to exchange the 2026 Notes for registered notes having terms substantially identical to the 2026 Notes. On June 25, 2019, the Company completed the exchange offer, in which all of the privately placed 2026 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended.

Interest is payable on the 2026 Notes on January 15 and July 15 of each year at a rate of 5.50% per annum. Interest paid on the 2026 Notes during fiscal years 2020 and 2019 was $49.5 million and $17.2 million, respectively.

Senior Notes due 2029

On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the "Initial 2029 Notes"). On December 20, 2019, the Company issued an additional $200.0 million aggregate principal amount of such notes (the "Additional 2029 Notes", and together with the Initial 2029 Notes, the "2029 Notes"). The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

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

At any time prior to October 15, 2024, the Company may redeem all or part of the 2029 Notes, at a redemption price equal to their principal amount, plus a "make-whole" premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to October 15, 2024, the Company may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.375%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at the redemption prices specified in the 2019 Indenture, plus accrued and unpaid interest.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Under the Registration Rights Agreements, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the "Exchange Offer Registration Statement") relating to the registered exchange offer (the "Exchange Offer") to exchange the 2029 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2029 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 360th day after September 30, 2019 (or if such 360th day is not a business day, the next succeeding business day). The Company and the Guarantors have also agreed to use their commercially reasonable efforts to cause the Exchange Offer Registration Statement to be effective continuously and keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws to consummate the Exchange Offer.

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

If the Company fails to meet any of these targets, the annual interest rate on the 2029 Notes will increase by 0.25% during the 90-day period following the default and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2029 Notes will revert to the original level.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year at a rate of 4.375% per annum, commencing April 15, 2020.

Fair Value of Long-Term Debt

The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes as of March 28, 2020 and March 30, 2019 was $23.9 million and $25.8 million, respectively (compared to a carrying value of $23.4 million). The estimated fair value of the 2026 Notes as of March 28, 2020 and March 30, 2019 was $962.8 million and $929.3 million, respectively (compared to a carrying value of $900.0 million). The estimated fair value of the 2029 Notes as of March 28, 2020 was $489.5 million (compared to a carrying value of $550.0 million). The Company considers its long-term debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes, the 2026 Notes and the 2029 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

Since the Term Loan carries a variable interest rate set at current market rates, the fair value of the Term Loan approximated book value as of March 28, 2020.

Interest Expense

During fiscal 2020, the Company recognized $66.0 million of interest expense primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by $5.6 million of interest capitalized to property and equipment. During fiscal 2019, the Company recognized $52.8 million of interest expense primarily related to the 2023 Notes, the 2025 Notes and the 2026 Notes, which was partially offset by $8.8 million of interest capitalized to property and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

equipment. During fiscal 2018, the Company recognized $73.2 million of interest expense, primarily related to the 2023 Notes and the 2025 Notes, which was partially offset by $13.6 million of interest capitalized to property and equipment.

10.     RETIREMENT BENEFIT PLANS

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

In total, the Company contributed $14.4 million, $14.0 million and $14.0 million to its domestic and foreign defined contribution plans during fiscal years 2020, 2019 and 2018, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.6 million as of March 28, 2020 and March 30, 2019 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $12.3 million and $12.9 million as of March 28, 2020 and March 30, 2019, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligations for the plans are dependent on the local economic conditions and were measured as of March 28, 2020 and March 30, 2019. The net periodic benefit costs were approximately $0.6 million, $0.5 million and $0.7 million for fiscal years 2020, 2019 and 2018, respectively.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $19.4 million and $18.7 million as of March 28, 2020 and March 30, 2019, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $0.9 million and $1.1 million as of March 28, 2020 and March 30, 2019, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $18.5 million and $17.6 million as of March 28, 2020 and March 30, 2019, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

The Company's purchase commitments total approximately $318.3 million, a substantial majority of which will be due within the next 12 months. Purchase commitments include payments due for materials and manufacturing services and commitments for the purchase of property and equipment.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Lease Commitments

See Note 8 for disclosures related to lease commitments.

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

12.    RESTRUCTURING

During fiscal years 2020, 2019 and 2018, the Company recorded restructuring related charges totaling approximately $47.9 million, $50.7 million and $67.7 million, respectively, related primarily to (1) fiscal 2019 actions to reduce operating expenses and improve manufacturing cost structure, (2) fiscal 2018 actions to improve operating efficiencies, and (3) actions resulting from the Business Combination.

During fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As a result of these actions, the Company recorded cumulative restructuring related charges of $92.0 million during fiscal years 2020 and 2019, including accelerated depreciation of $47.4 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $15.9 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $13.7 million and other exit costs of $15.0 million.  The Company expects to record additional expenses of approximately $1.0 million for employee termination benefits and other exit costs as a result of these actions.

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

During fiscal 2018, the Company initiated restructuring actions to improve operating efficiencies. As a result of these actions (which are substantially complete), in fiscal years 2020, 2019 and 2018, the Company recorded cumulative restructuring related charges of $46.3 million, $23.5 million and $0.2 million for asset impairments, employee termination benefits and other exit costs, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Primarily as a result of the Business Combination (see Note 1), during fiscal years 2020, 2019 and 2018, the Company recorded restructuring related charges (including employee termination benefits and ongoing expenses related to exited leased facilities) of approximately $0.3 million, $1.3 million and $2.7 million, respectively.

The following table summarizes the restructuring charges primarily resulting from these restructuring events (in thousands):

	Fiscal 2020
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$6,289	$6,289
Contract termination and other associated costs	8,365	7,154	15,519
Accelerated depreciation	26,061	—	26,061
Total	$34,426	$13,443	$47,869

	Fiscal 2019
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$12,826	$12,826
Contract termination and other associated costs	—	641	641
Asset impairment and accelerated depreciation	21,346	15,901	37,247
Total	$21,346	$29,368	$50,714

	Fiscal 2018
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$19,232	$19,232
Contract termination and other associated costs	—	2,174	2,174
Asset impairment	—	46,315	46,315
Total	$—	$67,721	$67,721

The following table summarizes the activity related to the Company's restructuring liabilities for fiscal years 2019 and 2020 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairment and Accelerated Depreciation	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 31, 2018	$6,130	$—	$2,557	$8,687
Costs incurred and charged to expense	12,826	37,247	641	50,714
Cash payments	(11,968)	—	(1,572)	(13,540)
Non-cash activity	—	(37,247)	—	(37,247)
Accrued restructuring balance as of March 30, 2019	$6,988	$—	$1,626	$8,614
Costs incurred and charged to expense	6,289	26,061	15,519	47,869
Transfer to right-of-use asset	—	—	(1,248)	(1,248)
Cash payments	(11,549)	—	(7,262)	(18,811)
Non-cash activity	—	(26,061)	(8,365)	(34,426)
Accrued restructuring balance as of March 28, 2020	$1,728	$—	$270	$1,998

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2020	2019	2018
United States	$(226,005)	$(297,975)	$(151,083)
Foreign	621,094	389,767	168,228
Total	$395,089	$91,792	$17,145

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Current (expense) benefit:
Federal	$(6,705)	$17,222	$(28,168)
State	(93)	209	(229)
Foreign	(65,065)	(46,267)	(61,284)
	(71,863)	(28,836)	(89,681)
Deferred benefit (expense):
Federal	$7,826	$55,833	$11,817
State	4,603	946	253
Foreign	(1,330)	13,390	20,178
	11,099	70,169	32,248
Total	$(60,764)	$41,333	$(57,433)

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law in the U.S., lowering the U.S. corporate income tax rate to 21% from 35%, instituting a one-time transition tax on unrepatriated foreign earnings (the "Transitional Repatriation Tax"), and implementing a territorial tax system. During fiscal 2018, the Company recorded a net provisional tax expense of $77.3 million for the estimated effects of the Tax Act. In accordance with Staff Accounting Bulletin No. 118, the Company completed its analysis of the impact of the Tax Act during fiscal 2019 and recorded a net discrete income tax benefit adjustment of $17.0 million to the prior year provisional estimates. The Global Intangible Low-Taxed Income ("GILTI") provisions became effective for the Company in fiscal 2019, at which time the Company elected to treat taxes due on future GILTI inclusions in U.S. taxable income as current-period expense (the "period cost method").

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") to help provide relief as a result of the COVID-19 outbreak. Similarly, governments around the world have enacted or implemented various forms of tax relief to assist with the economic disruption in the wake of COVID-19. The measures vary by jurisdiction, but often include the ability to delay certain income tax payments. As of March 28, 2020, the COVID-19 relief measures did not have a material impact on the Company's effective tax rate or other income tax accounts.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2020, 2019 and 2018 is as follows (dollars in thousands):

	Fiscal Year
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(82,969)	21.0%	$(19,276)	21.0%	$(5,407)	31.5%
(Increase) decrease resulting from:
State benefit, net of federal expense	2,605	(0.7)	710	(0.8)	474	(2.8)
Tax credits	64,017	(16.2)	69,856	(76.1)	38,054	(221.9)
Effect of changes in income tax rate applied to net deferred tax assets	(2,269)	0.6	12,972	(14.1)	39,168	(228.4)
Foreign tax rate difference	75,247	(19.0)	41,672	(45.4)	21,829	(127.3)
Foreign permanent differences and related items	(5,446)	1.4	6,825	(7.4)	(2,598)	15.2
Change in valuation allowance	6,438	(1.6)	2,353	(2.6)	(1,632)	9.5
Expiration of state attributes	(5,165)	1.3	—	—	—	—
Stock-based compensation	(1,707)	0.4	(7,694)	8.4	9,924	(57.9)
Tax reserve adjustments	(13,973)	3.5	5,213	(5.7)	(29,188)	170.2
U.S. tax on foreign earnings, including GILTI	(81,916)	20.8	(76,215)	83.0	(5,098)	29.7
U.S. Transitional Repatriation Tax	—	—	1,897	(2.1)	(116,419)	679.0
Intra-entity transfer	—	—	3,935	(4.3)	(6,873)	40.1
Permanent reinvestment assertion	(6,814)	1.7	—	—	—	—
Acquisition related adjustments	(7,257)	1.8	—	—	—	—
Other income tax (expense) benefit	(1,555)	0.4	(915)	1.1	333	(1.9)
	$(60,764)	15.4%	$41,333	(45.0)%	$(57,433)	335.0%

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	March 28, 2020	March 30, 2019
Deferred income tax assets:
Inventory reserve	$10,114	$8,588
Equity compensation	18,817	27,380
Net operating loss carry-forwards	71,928	13,744
Research and other credits	106,958	95,640
Employee benefits	12,606	13,070
Lease liabilities	16,456	—
Other deferred assets	3,559	19,457
Total deferred income tax assets	240,438	177,879
Valuation allowance	(35,280)	(40,433)
Total deferred income tax assets, net of valuation allowance	$205,158	$137,446

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(107,517)	$(45,665)
Accumulated depreciation/basis difference	(59,356)	(62,097)
Accrued tax on unremitted foreign earnings	(15,521)	—
Right-of-use assets	(14,400)	—
Other deferred liabilities	(1,955)	—
Total deferred income tax liabilities	(198,749)	(107,762)
Net deferred income tax asset	$6,409	$29,684

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$45,754	$30,017
Other long-term liabilities	(39,345)	(333)
Net deferred income tax asset	$6,409	$29,684

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of March 28, 2020 and March 30, 2019. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized.

The valuation allowance against deferred tax assets decreased by approximately $5.2 million in fiscal 2020. The decrease was comprised of a $7.9 million decrease in the valuation allowance against state deferred tax assets for net operating losses and credits and a $2.7 million increase for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries, $2.1 million of which was due to purchase accounting related adjustments. At the end of fiscal 2020, a $3.8 million valuation allowance remained against deferred assets at foreign subsidiaries and a $31.5 million valuation allowance remained against state deferred tax assets.

The valuation allowance against deferred tax assets decreased by $2.4 million in fiscal 2019. The decrease was comprised of a $1.5 million decrease in the valuation allowance against state deferred tax assets for net operating losses and tax credits and a $0.9 million decrease for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2019, a $1.1 million valuation allowance remained against deferred tax assets at foreign subsidiaries and a $39.3 million valuation allowance remained against state deferred tax assets.

The valuation allowance against deferred tax assets increased by $9.7 million in fiscal 2018. The increase was comprised of a $6.8 million increase resulting from tax rate changes, primarily the federal rate enacted in the Tax Act, a $1.9 million increase in the valuation allowance against state deferred tax assets for net operating losses and tax credits, a $1.0 million increase for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries and a $0.5 million increase in the valuation allowance for state tax credits due to the adoption of

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." It was partially offset by a $0.5 million decrease in valuation allowance for federal deferred tax assets for foreign tax credits. At the end of fiscal 2018, a $2.0 million valuation allowance remained against deferred tax assets at foreign subsidiaries and a $40.8 million valuation allowance remained against domestic deferred tax assets.

As of March 28, 2020, the Company had federal loss carryovers of approximately $190.4 million that expire in fiscal years 2021 to 2040 if unused and state losses of approximately $281.1 million that expire in fiscal years 2021 to 2040 if unused. Federal research credits of $143.0 million, and state credits of $64.1 million may expire in fiscal years 2030 to 2040 and 2021 to 2040, respectively. The Company had foreign losses of $107.5 million, some of which may expire in fiscal years 2021 to 2030 if unused. Included in the amounts above are $397.5 million of federal, state and foreign losses and $7.5 million of tax credits related to acquisitions in the current year. The utilization of acquired domestic assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. Management has concluded that it can no longer support an assertion that certain earnings which have been subject to U.S. federal taxation at its foreign subsidiaries are permanently reinvested. During the second quarter of fiscal 2020, the Company updated forecasts of cash balances and cash flow outside the U.S. and began to implement a more centralized approach to cash management. As a result, the Company recorded $6.8 million of tax expense during fiscal 2020. In the third quarter of fiscal 2018, the Company had previously released its permanent reinvestment assertion on its largest operating subsidiary in Singapore, Qorvo International Pte. Ltd. The remainder of the Company's foreign earnings and historic investments will continue to be permanently reinvested to fund working capital requirements and operations abroad. It is not practical to estimate the additional tax that would be incurred, if any, if the remainder of the permanently reinvested earnings were repatriated.

The Company has foreign subsidiaries with tax holiday agreements in Singapore and Costa Rica. These tax holiday agreements have varying rates and expire in December 2021 and December 2027, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. The Company does not expect that the Singapore legislation enacted in February 2017, which will exclude from the Company's existing Development and Expansion Incentive grant the benefit of the reduced tax rate for intellectual property income earned after June 30, 2021, will have an impact on the Company. Income tax expense decreased by $62.9 million (an impact of approximately $0.54 and $0.53 per basic and diluted share, respectively) in fiscal 2020 and $34.6 million (an impact of approximately $0.28 and $0.27 per basic and diluted share, respectively) in fiscal 2019 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $119.2 million as of March 28, 2020, $103.2 million as of March 30, 2019, and $122.8 million as of March 31, 2018. Of these amounts, $114.8 million (net of federal benefit of state taxes), $99.1 million (net of federal benefit of state taxes) and $118.7 million (net of federal benefit of state taxes) as of March 28, 2020, March 30, 2019, and March 31, 2018, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $103.2 million as of March 30, 2019 to $119.2 million as of March 28, 2020, primarily due to increases related to current year tax positions, the effect of provision-to-return adjustments on prior year positions, and increases related to business combinations recognized as part of purchase accounting.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of fiscal 2018 through fiscal 2020 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Beginning balance	$103,178	$122,823	$90,615
Additions based on positions related to current year	10,357	7,193	26,431
Additions for tax positions in prior years	6,484	8,369	5,844
Reductions for tax positions in prior years	(69)	(24,932)	(67)
Expiration of statute of limitations	(728)	(6,972)	—
Settlements	—	(3,303)	—
Ending balance	$119,222	$103,178	$122,823

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2020, 2019 and 2018, the Company recognized $0.7 million, $(0.2) million and $(2.5) million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $5.4 million, $4.4 million and $4.6 million as of March 28, 2020, March 30, 2019 and March 31, 2018, respectively.

The unrecognized tax benefits of $119.2 million and accrued interest and penalties of $5.4 million at the end of fiscal 2020 are recorded on the Consolidated Balance Sheet as a $19.4 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced for tax positions taken in prior years within the next 12 months.

Income taxes payable of $50.8 million and $41.6 million as of March 28, 2020 and March 30, 2019, respectively, are included in "Other current liabilities" in the Consolidated Balance Sheets. Income taxes receivable of $5.4 million and $6.2 million as of March 28, 2020 and March 30, 2019, respectively, are included in “Other current assets” in the Consolidated Balance Sheets. Long-term income taxes payable of $5.6 million and $5.7 million as of March 28, 2020 and March 30, 2019, respectively, which relates to the Transitional Repatriation Tax which the Company has elected to pay over eight years, is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

Qorvo files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. Qorvo’s fiscal 2017 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year
	2020	2019	2018
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$334,325	$133,125	$(40,288)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	117,007	124,534	126,946
Effect of dilutive securities:
Stock-based awards	2,286	2,822	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	119,293	127,356	126,946
Basic net income (loss) per share	$2.86	$1.07	$(0.32)
Diluted net income (loss) per share	$2.80	$1.05	$(0.32)

In the computation of diluted net income (loss) per share for fiscal years 2020, 2019 and 2018, approximately 0.1 million shares, 0.3 million shares and 3.7 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

15.    STOCK-BASED COMPENSATION

Summary of Stock Plans

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

2009 and 2012 Incentive Plans - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2009 Incentive Plan and TriQuint, Inc. 2012 Incentive Plan (the "TriQuint Incentive Plans"), originally adopted by TriQuint. The TriQuint Incentive Plans provided for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates. The options granted thereunder were required to have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the TriQuint Incentive Plans could not exceed ten years. No further awards can be granted under these plans.

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012, assumed by the Company in connection with the Business Combination and reapproved by the Company's

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

stockholders on August 8, 2017 for purposes of Section 162(m) of the Code. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 28, 2020, 2.9 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2020 under the 2012 Plan was 0.2 million shares.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years. As of March 28, 2020, 1.3 million shares were available for issuance under the 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2020, 2019 and 2018. As of March 28, 2020, 0.3 million shares were available for issuance under the 2015 Inducement Plan.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 28, 2020, 3.7 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.5 million shares under the ESPP in fiscal years 2020, 2019 and 2018.

For fiscal years 2020, 2019 and 2018, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2020, 2019 and 2018 are either service-based, performance and service-based, or based on total stockholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units based on total stockholder return are earned based upon total stockholder return of the Company in comparison to the total stockholder return of a benchmark index and can be earned over one-, two- and three-year performance periods. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2020, each non-employee director was eligible to receive an annual grant of restricted stock units.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2020, stock-based compensation of $24.1 million was recognized upon the grant of 0.3 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $76.0 million, $71.6 million and $68.2 million, for fiscal years 2020, 2019 and 2018, respectively, net of expense capitalized into inventory.

A summary of activity under the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 30, 2019	1,886	$20.36
Granted	—	—
Exercised	(917)	$22.70
Canceled	(2)	$30.84
Forfeited	—	—
Outstanding as of March 28, 2020	967	$18.11	2.37	$60,529
Vested and expected to vest as of March 28, 2020	967	$18.11	2.37	$60,529
Options exercisable as of March 28, 2020	967	$18.11	2.37	$60,529

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $80.69 as of March 27, 2020 (the last business day prior to the fiscal year end on March 28, 2020), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of March 28, 2020, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the expected volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2020, 2019 and 2018.

The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $65.1 million, $37.9 million and $87.8 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $49.5 million for fiscal 2020 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 30, 2019	1,994	$69.03
Granted	1,146	71.88
Vested	(936)	64.89
Forfeited	(113)	69.76
Balance at March 28, 2020	2,091	$72.59

As of March 28, 2020, total remaining unearned compensation cost related to unvested restricted stock units was $87.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total intrinsic value of restricted stock units that vested during fiscal years 2020, 2019 and 2018 was $67.7 million, $77.5 million and $73.2 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

16.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On October 31, 2019, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which included approximately $117.0 million authorized under a prior program which was terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

The Company repurchased 6.4 million shares, 9.1 million shares and 2.9 million shares of its common stock during fiscal years 2020, 2019 and 2018, respectively, at an aggregate cost of $515.1 million, $638.1 million and $219.9 million, respectively, in accordance with the current and prior share repurchase programs. As of March 28, 2020, $765.9 million remains available for future repurchases under the Company's current share repurchase program.

Common Stock Reserved For Future Issuance

At March 28, 2020, the Company had reserved a total of approximately 11.2 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	967
Possible future issuance under Company stock incentive plans	4,515
Employee stock purchase plan	3,673
Restricted stock-based units outstanding	2,091
Total shares reserved	11,246

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating and reportable segments as of March 28, 2020 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and IoT applications.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, smart home, automotive and other IoT applications.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, asset impairment and accelerated depreciation, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Fiscal Year
	2020	2019	2018
Revenue:
MP	$2,397,740	$2,197,660	$2,181,161
IDP	841,401	892,665	788,495
All other (1)	—	—	3,880
Total revenue	$3,239,141	$3,090,325	$2,973,536
Operating income (loss):
MP	$715,514	$558,990	$549,574
IDP	145,295	267,304	235,719
All other	(437,593)	(609,828)	(715,011)
Operating income	$423,216	$216,466	$70,282
Interest expense	$(60,392)	$(43,963)	$(59,548)
Interest income	12,066	10,971	7,017
Other income (expense)	20,199	(91,682)	(606)
Income before income taxes	$395,089	$91,792	$17,145

(1) "All other" revenue relates to royalty income that was not allocated to MP or IDP for fiscal 2018. As a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," income related to a right-to-use license of intellectual property was recognized at a point-in-time and, therefore, was included as a transition adjustment impacting retained earnings.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2020	2019	2018
Reconciliation of "All other" category:
Stock-based compensation expense	$(75,978)	$(71,580)	$(68,158)
Amortization of intangible assets	(246,563)	(453,515)	(539,362)
Acquisition and integration related costs	(61,891)	(8,522)	(10,561)
Restructuring related charges	(21,808)	(13,467)	(21,406)
Start-up costs	(712)	(18,035)	(24,271)
Asset impairment and accelerated depreciation	(27,118)	(37,246)	(38,000)
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	(3,523)	(7,463)	(13,253)
Loss from operations for "All other"	$(437,593)	$(609,828)	$(715,011)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Revenue:
United States	$1,468,358	$1,379,528	$1,463,594
China	1,106,679	1,094,061	890,969
Other Asia	340,400	271,797	327,158
Taiwan	169,337	188,745	161,479
Europe	154,367	156,194	130,336
Total Revenue	$3,239,141	$3,090,325	$2,973,536

During the first quarter of fiscal 2020, the Company changed its presentation of net revenue based on the "sold to" address of the customer to the above presentation of net revenue based on the location of the customers' headquarters. The information above for fiscal years 2019 and 2018 has been reclassified to reflect this change. The Company believes that the disaggregation of revenue based on the location of the customers' headquarters is more representative of how its revenue and cash flows are impacted by geographically-sensitive changes in economic factors.

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 28, 2020	March 30, 2019
Long-lived tangible assets:
United States	$1,042,587	$1,106,705
China	166,524	216,342
Other countries	50,092	43,466

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

	Fiscal 2020 Quarter
(in thousands, except per share data)	First		Second		Third		Fourth
Revenue	$775,598		$806,698		$869,073		$787,772
Gross profit	294,289		323,582		368,111		335,781
Net income	39,541	(1),(2),(3)	83,038	(1),(3)	161,356	(1),(2),(3),(4)	50,390	(1),(2),(3),(5)
Net income per share:
Basic	$0.33		$0.71		$1.39		$0.44
Diluted	$0.33		$0.70		$1.36		$0.43

	Fiscal 2019 Quarter
(in thousands, except per share data)	First		Second		Third		Fourth
Revenue	$692,670		$884,443		$832,330		$680,882
Gross profit	236,733		353,514		338,363	(1)	266,573	(1)
Net (loss) income	(29,993)	(1),(2),(6),(7)	32,084	(1),(2),(6)	69,517	(1),(2),(6)	61,517	(1),(6),(8)
Net (loss) income per share:
Basic	$(0.24)		$0.26		$0.56		$0.51
Diluted	$(0.24)		$0.25		$0.55		$0.50

1 The Company recorded restructuring related charges, including accelerated depreciation on certain property and equipment, of $24.0 million, $9.5 million, $10.3 million and $4.1 million in the first, second, third and fourth quarters of fiscal 2020, respectively. The Company recorded restructuring related charges, including accelerated depreciation and impairment charges on certain property and equipment, of $2.8 million, $0.5 million, $19.5 million and $27.9 million in the first, second, third and fourth quarters of fiscal 2019, respectively (Note 12).
2 The Company recorded start-up expenses of $0.1 million, $0.4 million and $0.2 million in the first, third and fourth quarters of fiscal 2020, respectively. The Company recorded start-up expenses of $5.3 million, $5.9 million and $6.8 million in the first, second and third quarters of fiscal 2019, respectively.
3 The Company recorded acquisition and integration related expenses of $23.1 million, $7.6 million, $7.2 million and $24.0 million in the first, second, third and fourth quarters of fiscal 2020, respectively, primarily associated with the acquisitions of Active-Semi, Cavendish, Custom MMIC and Decawave (Note 5).
4 The Company recorded a gain of $43.0 million in the third quarter of fiscal 2020 related to the remeasurement of its previously held equity interest in Cavendish in connection with the purchase of the remaining issued and outstanding capital of the entity (Note 5).
5 The Company recorded an impairment of $18.3 million in the fourth quarter of fiscal 2020 on an equity investment without a readily determinable fair value (Note 7).
6 The Company recorded losses on debt extinguishment of $33.4 million, $48.8 million, $1.8 million and $6.2 million in the first, second, third and fourth quarters of fiscal 2019, respectively.
7 Income tax benefit of $32.1 million for the first quarter of fiscal 2019 relates primarily to a discrete provisional benefit for adjustments to a third quarter fiscal 2018 provisional estimate of the impact of the Tax Act (Note 13).
8 Income tax benefit of $11.3 million for the fourth quarter of fiscal 2019 relates primarily to a discrete benefit for the recognition of a previously unrecognized tax benefit as a result of legislative guidance issued during the year (Note 13).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2020 and fiscal 2019 contained a comparable number of weeks (13 weeks).

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended March 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory - Valuation

Description of the Matter
The Company’s inventory, net totaled $517.2 million as of March 28, 2020, representing approximately 8% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, and finished goods each reporting period. Obsolete inventory or inventory in excess of management’s estimated demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

Auditing management’s estimates for inventory reserves involved subjective auditor judgment because the assessment considers a number of factors, including estimated customer demand forecasts, technological obsolescence risks, and possible alternative uses that are affected at least partially by market and economic conditions outside the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory reserve process. This included testing controls over management's review of the assumptions and data underlying the inventory reserves, such as demand forecasts and consideration of how factors outside of the Company’s control might affect the valuation of obsolete and excess inventory.

Our audit procedures included, among others, evaluating the significant assumptions (e.g., customer demand forecasts, technological and/or market obsolescence, and possible alternative uses) and the accuracy and completeness of underlying data used in management’s assessment of inventory reserves. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates for both the forecast assumptions and the reserve estimate.

Business Combinations

Description of the Matter
As explained in Note 5 to the consolidated financial statements, the Company completed acquisitions of Active-Semi International, Inc. (“Active-Semi”), Cavendish Kinetics Limited (“Cavendish”), Custom MMIC Design Services, Inc. (“Custom MMIC”), and Decawave Limited (“Decawave”) during the fiscal year ended March 28, 2020. The acquisitions were each accounted for as business combinations. The Company recorded intangible assets from these acquisitions, primarily consisting of customer relationships and developed technology. The Company used the income approach to estimate the preliminary fair values of the customer relationships and developed technology, each of which are based on management’s estimates and assumptions.
Auditing the Company's accounting for its acquisitions of Active-Semi, Cavendish, Custom MMIC, and Decawave was complex and subjective due to the significant estimation uncertainty in determining the fair value of the above identified intangible assets, which was primarily due to the sensitivity of the respective fair values to underlying assumptions. The fair value estimate of the customer relationships intangible asset included significant assumptions in the prospective financial information (including revenue growth, EBITDA margin, and customer attrition) and the discount rate. The fair value estimate of the developed technology intangible asset included significant assumptions in the prospective financial information (including revenue growth, EBITDA margin, technology migration rates, royalty rates, and expected economic life) and the discount rate. These significant assumptions for each of the identified intangible assets are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the acquisitions. Our tests included controls over the estimation process and models to calculate the fair value estimates of the above identified intangible assets, as well as controls over management’s review of the valuation methodologies and significant assumptions discussed above.
To test the estimated fair values of the developed technology and customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, testing the significant assumptions and the completeness and accuracy of the underlying data. For example, we compared the significant assumptions in the prospective financial information, including, but not limited to, the forecasted revenue growth rates, EBITDA margin, expected annual customer attrition, technology migration rates, and the estimated economic life, as appropriate for each calculation to current industry trends, as well as to the historical performance of the acquired businesses. With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology, and significant assumptions, including royalty rates and discount rates. This included understanding and validating the source information underlying the determination of the royalty rates and discount rates and testing the mathematical accuracy of the calculations. In addition, we developed a range of independent estimates for the discount rates using publicly available market data for comparable entities and comparing those to the discount rates selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Raleigh, North Carolina
May 20, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended March 28, 2020, and the related notes and our report dated May 20, 2020 expressed an unqualified opinion thereon.
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
May 20, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qorvo, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’
equity, and cash flows of Qorvo, Inc. and subsidiaries (the Company) for the year ended March 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects the results of operations of the Company and its cash flows for the year ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 28, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 28, 2020, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 28, 2020, which is included in this Annual Report on Form 10-K under Part II, Item 8 "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Delinquent Section 16(a) Reports" (to the extent reported therein), and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019.

ii.	Consolidated Statements of Operations for fiscal years 2020, 2019 and 2018.

iii.	Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2020, 2019 and 2018.

iv.	Consolidated Statements of Stockholders' Equity for fiscal years 2020, 2019 and 2018.

v.	Consolidated Statements of Cash Flows for fiscal years 2020, 2019 and 2018.

vi.	Notes to Consolidated Financial Statements.

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

2.2
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
4.2
Indenture, dated as of November 19, 2015, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3
Supplemental Indenture No. 1, dated as of June 29, 2018 among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018)

4.4
Supplemental Indenture No. 2, dated as of August 28, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.5
Indenture, dated as of July 16, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018)

4.6
Supplemental Indenture, dated as of August 28, 2018, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2018)

4.7
Second Supplemental Indenture, dated as of March 5, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019)

4.8
Indenture, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.9
Supplemental Indenture, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.10
Registration Rights Agreement, dated as of September 30, 2019, by and among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.11
Registration Rights Agreement, dated as of December 20, 2019, by and among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.12	Description of Securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2019)
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
10.31
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.32
Credit Agreement, dated as of December 5, 2017, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, TD Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Bank of the West, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017)

10.33
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.34
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.35
First Amendment to Credit Agreement, dated as of June 5, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)

10.36
Second Amendment to Credit Agreement, dated as of December 17, 2018, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018)

10.37
Third Amendment to Credit Agreement, dated as of June 24, 2019, by and between Qorvo, Inc., certain of its material domestic subsidiaries, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC filed on June 25, 2019)

10.38
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.39
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

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
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019, (ii) the Consolidated Statements of Operations for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, (v) the Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended March 28, 2020, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 20, 2020	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2020.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark J. Murphy	Name:	Mark J. Murphy
	Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director