Form 10-Q
period 2020-06-27
Qorvo, Inc.
filed 2020-07-30
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020
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

As of July 27, 2020, there were 114,236,461 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 27, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,136,302	$714,939
Accounts receivable, net of allowance of $288 and $55 as of June 27, 2020 and March 28, 2020, respectively	325,993	367,172
Inventories	523,690	517,198
Prepaid expenses	43,795	37,872
Other receivables	11,369	15,016
Other current assets	38,180	38,305
Total current assets	2,079,329	1,690,502
Property and equipment, net of accumulated depreciation of $1,459,728 and $1,415,397 as of June 27, 2020 and March 28, 2020, respectively	1,235,676	1,259,203
Goodwill	2,615,178	2,614,274
Intangible assets, net	738,346	808,892
Long-term investments	36,921	22,515
Other non-current assets	177,236	165,296
Total assets	$6,882,686	$6,560,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,905	$246,954
Accrued liabilities	192,353	217,801
Current portion of long-term debt	6,587	6,893
Other current liabilities	84,487	67,355
Total current liabilities	509,332	539,003
Long-term debt	1,869,502	1,567,231
Other long-term liabilities	152,607	161,783
Total liabilities	2,531,441	2,268,017
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 114,354 and 114,625 shares issued and outstanding at June 27, 2020 and March 28, 2020, respectively	4,293,621	4,290,377
Accumulated other comprehensive income, net of tax	8,394	2,288
Retained earnings	49,230	—
Total stockholders’ equity	4,351,245	4,292,665
Total liabilities and stockholders’ equity	$6,882,686	$6,560,682
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Revenue	$787,451	$775,598
Cost of goods sold	461,662	481,309
Gross profit	325,789	294,289
Operating expenses:
Research and development	130,071	118,920
Selling, general and administrative	86,604	88,979
Other operating expense	16,402	31,164
Total operating expenses	233,077	239,063
Operating income	92,712	55,226
Interest expense	(18,849)	(11,864)
Interest income	1,190	2,946
Other income (expense)	21,947	(1,111)

Income before income taxes	97,000	45,197

Income tax expense	(78)	(5,656)
Net income	$96,922	$39,541

Net income per share:
Basic	$0.85	$0.33
Diluted	$0.83	$0.33

Weighted average shares of common stock outstanding:
Basic	114,585	118,756
Diluted	116,751	121,123

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net income	$96,922	$39,541
Other comprehensive income (loss):
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	6,087	(213)
Reclassification adjustments, net of tax:
Foreign currency loss included in net income	—	122
Amortization of pension actuarial loss	19	34
Other comprehensive income (loss)	6,106	(57)
Total comprehensive income	$103,028	$39,484
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	96,922	96,922
Other comprehensive income	—	—	6,106	—	6,106
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	232	(6,065)	—	—	(6,065)
Issuance of common stock in connection with employee stock purchase plan	229	15,758	—	—	15,758
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(732)	(27,405)	—	(47,634)	(75,039)
Stock-based compensation	—	20,956	—	—	20,956
Other	—	—	—	(20)	(20)
Balance, June 27, 2020	114,354	$4,293,621	$8,394	$49,230	$4,351,245

Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	39,541	39,541
Other comprehensive loss	—	—	(57)	—	(57)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	185	(3,576)	—	—	(3,576)
Issuance of common stock in connection with employee stock purchase plan	239	14,948	—	—	14,948
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(1,544)	(100,073)	—	—	(100,073)
Stock-based compensation	—	26,812	—	—	26,812
Balance, June 29, 2019	117,943	$4,625,566	$(6,681)	$(281,542)	$4,337,343

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$96,922	$39,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,987	63,904
Intangible assets amortization	72,128	58,366
Deferred income taxes	(15,705)	(11,015)
Stock-based compensation expense	21,859	24,953
Other, net	(8,728)	8,296
Changes in operating assets and liabilities:
Accounts receivable, net	41,029	57,298
Inventories	(7,443)	6,371
Prepaid expenses and other assets	(330)	581
Accounts payable and accrued liabilities	(35,329)	7,564
Income taxes payable and receivable	7,588	1,868
Other liabilities	(7,697)	(609)
Net cash provided by operating activities	214,281	257,118
Cash flows from investing activities:
Purchase of property and equipment	(29,832)	(50,295)
Purchase of businesses, net of cash acquired	155	(291,551)
Proceeds from sales of available-for-sale debt securities	—	1,950
Other investing activities	6,330	(2,236)
Net cash used in investing activities	(23,347)	(342,132)
Cash flows from financing activities:
Payment of debt	(1,250)	—
Proceeds from borrowings and debt issuances	306,750	100,000
Repurchase of common stock, including transaction costs	(75,039)	(100,073)
Proceeds from the issuance of common stock	10,464	9,379
Tax withholding paid on behalf of employees for restricted stock units	(7,835)	(4,806)
Other financing activities	(3,249)	(634)
Net cash provided by financing activities	229,841	3,866

Effect of exchange rate changes on cash	507	(284)
Net increase (decrease) in cash, cash equivalents and restricted cash	421,282	(81,432)
Cash, cash equivalents and restricted cash at the beginning of the period	715,612	711,382
Cash, cash equivalents and restricted cash at the end of the period	$1,136,894	$629,950

Non-cash investing information:
Capital expenditure adjustments included in liabilities	$19,530	$25,270

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,136,302	$629,599
Restricted cash included in "Other current assets" and "Other non-current assets"	592	351
Total cash, cash equivalents and restricted cash	$1,136,894	$629,950

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the “Company” or “Qorvo”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2020 financial statements have been reclassified to conform with the fiscal 2021 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2021 is a 53-week year and fiscal 2020 was a 52-week year; however, the first quarters of both fiscal years 2021 and 2020 included 13 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company assesses recently issued accounting standards by the Financial Accounting Standards Board ("FASB") to determine the expected impacts on the Company's financial statements. The summary below describes impacts from newly issued standards as well as material updates to our previous assessments, if any, from Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. The Company adopted the standard, which applies to its accounts receivables, in the first quarter of fiscal 2021.

Under this new standard, trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools will be reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses which include broad-based economic indicators as well as customers' financial strength, credit standing, payment history and any historical defaults.

The adoption of this standard using the modified retrospective transition method resulted in a cumulative-effect adjustment to retained earnings of less than $0.1 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	June 27, 2020	March 28, 2020
Raw materials	$117,868	$112,671
Work in process	257,656	291,028
Finished goods	148,166	113,499
Total inventories	$523,690	$517,198

4. BUSINESS ACQUISITIONS

During fiscal 2020, the Company completed the acquisitions of Active-Semi International, Inc. ("Active-Semi"), Cavendish Kinetics Limited ("Cavendish"), Custom MMIC Design Services, Inc. ("Custom MMIC") and Decawave Limited ("Decawave"). The operating results of these companies have been included in the Company's consolidated financial statements as of their acquisition dates.

Active-Semi International, Inc.

On May 6, 2019, the Company acquired all of the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total purchase price of $307.9 million. The acquisition expanded the Company's product offerings in power management markets.

During the three months ended June 27, 2020, the Company recognized an increase to goodwill of approximately $0.1 million in connection with finalizing the purchase price allocation. The measurement period ended one year from the acquisition date.

Cavendish Kinetics Limited

Prior to fiscal 2020, the Company had an investment in preferred shares in Cavendish, a private supplier of high-performance radio frequency ("RF") microelectromechanical system ("MEMS") technology for antenna tuning applications, with a carrying value of $59.4 million. The Company accounted for this investment as an equity investment without a readily determinable fair value using the measurement alternative in accordance with ASC 321, "Investments-Equity Securities."

On October 4, 2019, the Company acquired the remaining issued and outstanding capital of Cavendish for cash consideration of $198.4 million. The acquisition advances RF MEMS technology for applications across the Company's products and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish, which resulted in recognition of a gain of $43.0 million in fiscal 2020.

During the three months ended June 27, 2020, the Company recognized an increase to goodwill of approximately $1.5 million and a decrease to intangibles of approximately $2.0 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the October 4, 2019 acquisition date).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Custom MMIC Design Services, Inc.

On February 6, 2020, the Company acquired all of the outstanding equity interests of Custom MMIC, a supplier of high-performance gallium arsenide ("GaAs") and gallium nitride ("GaN") monolithic microwave integrated circuits ("MMICs") for defense and commercial applications, for a total purchase price of $91.7 million. The acquisition expands the Company's millimeter wave ("mmWave") capabilities for product offerings in defense and commercial markets. On the acquisition date, the purchase price was comprised of cash consideration of $86.0 million and contingent consideration of $5.7 million (based on estimated fair value) which is payable to the sellers in the first quarter of fiscal 2022 if certain revenue targets are achieved over a one-year period from the acquisition date. At June 27, 2020, the contingent consideration liability was remeasured to fair value ($9.6 million, which is included in "Accrued liabilities") with changes recognized in "Other operating expense.” See Note 6 for further information related to the fair value measurement.

During the three months ended June 27, 2020, the Company recognized a decrease to goodwill of approximately $0.5 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).

Decawave Limited

On February 21, 2020, the Company acquired all of the outstanding equity interests of Decawave, a pioneer in ultra-wide band ("UWB") technology and provider of UWB solutions for mobile, automotive and Internet of Things ("IoT") applications, for a total purchase price of $372.7 million. The acquisition expands the Company's product and technology offerings that enables real-time, highly accurate and reliable local area precision-location services.

During the three months ended June 27, 2020, the Company recognized a decrease to goodwill of approximately $2.3 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).
5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended June 27, 2020 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 28, 2020 (1)	$2,005,432	$608,842	$2,614,274
Measurement period adjustments (Note 4)	(844)	(346)	(1,190)
Effect of changes in foreign currency exchange rates (2)	2,094	—	2,094
Balance as of June 27, 2020 (1)	$2,006,682	$608,496	$2,615,178
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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	June 27, 2020		March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,232,472	$613,366	$1,325,472	$652,400
Customer relationships	458,150	360,649	463,772	346,799
Technology licenses	2,271	1,516	3,271	2,327
Backlog	1,600	667	1,600	267
Trade names	1,000	208	1,200	283
In-process research and development	9,600	N/A	9,600	N/A
Effect of changes in foreign currency exchange rates (1)	9,773	114	6,064	11
Total	$1,714,866	$976,520	$1,810,979	$1,002,087
(1) Represents the impact of foreign currency translation when intangibles are recorded in foreign entities whose functional currency is also their local currency.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $72.1 million for the three months ended June 27, 2020 and $58.4 million for the three months ended June 29, 2019.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships which are accounted for using the equity method. The carrying amounts of these investments as of June 27, 2020 and March 28, 2020 were $29.9 million and $14.2 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three months ended June 27, 2020, the Company recorded $15.7 million of income based on its share of the limited partnerships' earnings. This amount is included in “Other income (expense)” in the Condensed Consolidated Statement of Income.

Equity Investments Without a Readily Determinable Fair Value
During fiscal 2020, the Company recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value based on observable price changes present at the time. During the three months ended June 27, 2020, the Company recorded an additional impairment of $2.8 million to fully impair this investment.

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs as of June 27, 2020 and March 28, 2020 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 27, 2020
Assets
Marketable equity securities	$657	$657	$—	$—
Invested funds in deferred compensation plan (1)	24,049	24,049	—	—
Total assets measured at fair value	$24,706	$24,706	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$24,049	$24,049	$—	$—
Contingent earn-out liability (2)	9,600	—	—	9,600
Total liabilities measured at fair value	$33,649	$24,049	$—	$9,600

March 28, 2020
Assets
Marketable equity securities	$459	$459	$—	$—
Invested funds in deferred compensation plan (1)	19,398	19,398	—	—
Total assets measured at fair value	$19,857	$19,857	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$19,398	$19,398	$—	$—
Contingent earn-out liability (2)	5,700	—	—	5,700
Total liabilities measured at fair value	$25,098	$19,398	$—	$5,700
 (1) The Company's non-qualified deferred compensation plan provides eligible employees and members of the Board of Directors with the opportunity to defer a specified percentage of their cash compensation. The Company includes the assets deferred by the participants in the “Other current assets” and “Other non-current assets” line items of its Condensed Consolidated Balance Sheets and the Company's obligation to deliver the deferred compensation in the “Other current liabilities” and “Other long-term liabilities” line items of its Condensed Consolidated Balance Sheets.
(2) The Company recorded a contingent earn-out liability in conjunction with the Custom MMIC acquisition. The fair value of this liability is estimated using an option pricing model and is remeasured to fair value each period with changes in fair value reported in “Other operating expense” in the Condensed Consolidated Statements of Income. As of June 27, 2020, no payments have been made for the contingent liability as the earn-out assessment period is still ongoing. Any anticipated payments are expected to be settled during the first quarter of fiscal 2022.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. DEBT

Long-term debt as of June 27, 2020 and March 28, 2020 is as follows (in thousands):

	June 27, 2020	March 28, 2020
Term loan	$98,750	$100,000
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026	900,000	900,000
4.375% senior notes due 2029	850,000	550,000
Finance leases	1,816	2,252
Unamortized premium and issuance costs, net	2,119	(1,532)
Less current portion of long-term debt	(6,587)	(6,893)
Total long-term debt	$1,869,502	$1,567,231

Credit Agreement
On December 5, 2017, the Company and the Guarantors entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and L/C issuer, and a syndicate of lenders (the "Credit Agreement"). The Credit Agreement included a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility"). In addition, the Company may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the “Incremental Facility,” together with the Term Loan and the Revolving Facility, the “Credit Facility”). On the closing date, $100.0 million of the Term Loan was funded (and subsequently repaid in March 2018). On June 17, 2019, the Company drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made), subject to scheduled amortization of the Term Loan principal prior to the maturity date as set forth in the Credit Agreement. During the three months ended June 27, 2020, there were no borrowings under the Revolving Facility. Principal paid on the Term Loan during the three months ended June 27, 2020 was $1.3 million. Interest paid on the Term Loan during the three months ended June 27, 2020 was $0.5 million.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of June 27, 2020, the Company was in compliance with these covenants.

Senior Notes due 2025
On November 19, 2015, the Company issued $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the "2025 Notes"). Interest on the 2025 Notes is payable on June 1 and December 1 of each year. The 2025 Notes are senior unsecured obligations of the Company and guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors"). The 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the "2015 Indenture"), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

In fiscal years 2018 and 2019, the Company retired $526.6 million of the 2025 Notes.  As of June 27, 2020, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

Interest paid on the 2025 Notes during both the three months ended June 27, 2020 and June 29, 2019 was $0.8 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Notes due 2026
On July 16, 2018, the Company issued $500.0 million aggregate principal amount of its 5.50% senior notes due 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2026 Notes" and together with the Initial 2026 Notes, the "2026 Notes"). Interest is payable on the 2026 Notes on January 15 and July 15 of each year. The 2026 Notes will mature on July 15, 2026, unless earlier redeemed in accordance with their terms. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to supplemental indentures, dated as of August 28, 2018 and March 5, 2019 (such indenture and supplemental indentures, collectively, the "2018 Indenture"). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

There was no interest paid on the 2026 Notes during the three months ended June 27, 2020 or June 29, 2019.

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “Initial 2029 Notes”). On December 20, 2019 and June 11, 2020, the Company issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2029 Notes" and together with the Initial 2029 Notes, the "2029 Notes"). Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019 and June 11, 2020 (such indenture and supplemental indentures, collectively, the "2019 Indenture"). The 2019 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

In connection with the offering of the Initial 2029 Notes, the Company entered into a registration rights agreement, dated as of September 30, 2019, by and among the Company and the Guarantors, on the one hand, and the representative of the initial purchasers of the Initial 2029 Notes, on the other hand, and substantially similar agreements, dated as of December 20, 2019 and June 11, 2020, with respect to the Additional 2029 Notes (collectively, the "Registration Rights Agreements").

On June 24, 2020, pursuant to their obligations under the Registration Rights Agreements, the Company and the Guarantors filed with the Securities and Exchange Commission a registration statement relating to the registered exchange offer (the “Exchange Offer”) to exchange the 2029 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2029 Notes. On July 15, 2020, the Company and the Guarantors commenced the Exchange Offer, which is scheduled to expire on August 13, 2020.

Interest paid on the 2029 Notes during the three months ended June 27, 2020 was $13.0 million.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes, 2026 Notes and 2029 Notes as of June 27, 2020 was $23.9 million, $941.6 million, and $867.0 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $850.0 million, respectively). The estimated fair value of the 2025 Notes, 2026 Notes and the 2029 Notes as of March 28, 2020 was $23.9 million, $962.8 million, and $489.5 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $550.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes, 2026 Notes and 2029 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the Term Loan approximated book value as of June 27, 2020.

Interest Expense
During the three months ended June 27, 2020, the Company recognized $19.9 million of interest expense primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by $1.1 million of interest capitalized to property and equipment. During the three months ended June 29, 2019, the Company recognized $13.6 million of interest expense primarily related to the 2026 Notes, which was partially offset by $1.7 million of interest capitalized to property and equipment.

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

During the three months ended June 27, 2020, the Company repurchased approximately 0.7 million shares of its common stock for approximately $75.0 million under the current share repurchase program. As of June 27, 2020, approximately $690.9 million remained available for repurchases under the current share repurchase program.

During the three months ended June 29, 2019, the Company repurchased approximately 1.5 million shares of its common stock for approximately $100.1 million under the prior share repurchase program.

9. COMMITMENTS AND CONTINGENT LIABILITIES

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
China	$387,222	$361,143
United States	248,246	267,496
Other Asia	58,097	70,009
Taiwan	53,328	40,989
Europe	40,558	35,961
Total revenue	$787,451	$775,598

The Company also disaggregates revenue by operating segments (see Note 12).

11. RESTRUCTURING

During fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As a result of these restructuring actions, the Company has recorded cumulative restructuring related charges totaling $92.9 million as of the end of the first quarter of fiscal 2021, including accelerated depreciation of $47.4 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $15.9 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $13.9 million and other exit costs of $15.7 million.  The Company expects to record additional expenses of approximately $0.4 million for employee termination benefits and other exit costs as a result of these actions.

The following table summarizes the restructuring charges resulting from this restructuring event (in thousands):

	Three Months Ended June 27, 2020			Three Months Ended June 29, 2019
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$248	$248	$—	$3,395	$3,395
Contract termination and other associated costs	—	690	690	1,835	2,801	4,636
Accelerated depreciation	—	—	—	15,938	—	15,938
Total	$—	$938	$938	$17,773	$6,196	$23,969

The following table summarizes the activity related to the Company's restructuring liabilities for the three months ended June 27, 2020 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 28, 2020	$1,728	$270	$1,998
Costs incurred and charged to expense	248	690	938
Cash payments	(206)	(631)	(837)
Non-cash activity	—	(86)	(86)
Accrued restructuring balance as of June 27, 2020	$1,770	$243	$2,013

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. OPERATING SEGMENT INFORMATION

The Company's operating and reportable segments as of June 27, 2020 are Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and IoT applications.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, smart home, automotive and other IoT and biosensor applications.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, accelerated depreciation, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 27, 2020	June 29, 2019
Revenue:
MP	$468,404	$556,253
IDP	319,047	219,345
Total revenue	$787,451	$775,598
Operating income (loss):
MP	$109,983	$139,935
IDP	93,755	50,124
All other	(111,026)	(134,833)
Operating income	92,712	55,226
Interest expense	(18,849)	(11,864)
Interest income	1,190	2,946
Other income (expense)	21,947	(1,111)
Income before income taxes	$97,000	$45,197

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Reconciliation of “All other” category:
Stock-based compensation expense	$(21,859)	$(24,953)
Amortization of intangible assets	(71,944)	(58,182)
Acquisition and integration related costs	(12,663)	(23,130)
Restructuring related charges	(938)	(8,031)
Accelerated depreciation	—	(15,938)
Other (including (loss) gain on assets, start-up costs and other miscellaneous corporate overhead)	(3,622)	(4,599)
Loss from operations for “All other”	$(111,026)	$(134,833)

13. INCOME TAXES

The Company’s provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 27, 2020 and June 29, 2019.

The Company’s income tax expense was $0.1 million and $5.7 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company’s effective tax rate was 0.1% and 12.5% for the three months ended June 27, 2020 and June 29, 2019, respectively.

The Company's effective tax rate for the three months ended June 27, 2020 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated and a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized. The Company's effective tax rate for the three months ended June 29, 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, foreign permanent differences and the discrete treatment of post-combination compensation related expenses due to the Active-Semi acquisition.

14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	June 27, 2020	June 29, 2019
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$96,922	$39,541
Denominator:
Denominator for basic net income per share — weighted average shares	114,585	118,756
Effect of dilutive securities:
Stock-based awards	2,166	2,367
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	116,751	121,123
Basic net income per share	$0.85	$0.33
Diluted net income per share	$0.83	$0.33

In the computation of diluted net income per share for the three months ended June 27, 2020 and June 29, 2019, less than 0.1 million outstanding shares were excluded because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on a few large customers for a substantial portion of our revenue; a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced; the COVID-19 outbreak, which has and will likely continue to negatively impact the global economy and disrupt normal business activities, and which may have an adverse effect on our results of operations; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; our ability to implement innovative technologies; underutilization of manufacturing facilities as a result of industry overcapacity; we may not be able to borrow funds under our credit facility or secure future financing; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; volatility in the price of our common stock; damage to our reputation or brand; fluctuations in the amount and frequency of our stock repurchases; our recent and future acquisitions and other strategic investments could fail to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; warranty claims, product recalls and product liability; and risks associated with environmental, health and safety regulations and climate change. Many of the foregoing risks and uncertainties are, and will continue to be exacerbated by the COVID-19 outbreak and any worsening of the global business and economic environment as a result. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

Our financial results for the quarter ended June 27, 2020 were not materially impacted by the COVID-19 outbreak; however, we are not able to estimate the long-term impact of the COVID-19 outbreak on our business (including our supply chain), financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand (including from our recently issued senior notes), and availability under our revolving credit facility. However, as the situation evolves, we will continue to assess our liquidity needs, evaluate available alternatives and take appropriate actions.

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in two operating segments, which are also our reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular, ultra-wide band and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT") applications.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, smart home, automotive and other IoT and biosensor applications.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on non-GAAP operating income (see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments).

FIRST QUARTER FISCAL 2021 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 1.5% as compared to the first quarter of fiscal 2020, primarily due to higher demand for our base station products as a result of strength in 5G sub-6 GHz massive Multiple-Input/Multiple-Output ("MIMO") base station deployments (primarily in Asia) and higher demand for our mobile products in support of customers based in China, partially offset by lower shipments of our mobile products to Huawei Technologies Co., Ltd. and affiliates ("Huawei") as well as lower demand from our largest end customer.

•
Gross margin for the first quarter of fiscal 2021 was 41.4% as compared to 37.9% for the first quarter of fiscal 2020, primarily due to favorable changes in product mix and lower restructuring charges, partially offset by higher intangible amortization expense and higher manufacturing costs.

•
Operating income was $92.7 million for the first quarter of fiscal 2021 as compared to $55.2 million for the first quarter of fiscal 2020. This increase was primarily due to higher gross margin, lower operating expenses, and higher revenue.

•	Net income per diluted share was $0.83 for the first quarter of fiscal 2021 as compared to $0.33 for the first quarter of fiscal 2020.

•	Capital expenditures were $29.8 million for the first quarter of fiscal 2021 as compared to $50.3 million for the first quarter of fiscal 2020.

•	During the first quarter of fiscal 2021, we issued an additional $300.0 million aggregate principal amount of our 4.375% senior notes due 2029.

•	During the first quarter of fiscal 2021, we repurchased approximately 0.7 million shares of our common stock for approximately $75.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 27, 2020 and June 29, 2019 (in thousands, except percentages):

	Three Months Ended
	June 27, 2020	% of Revenue	June 29, 2019	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$787,451	100.0%	$775,598	100.0%	$11,853	1.5%
Cost of goods sold	461,662	58.6	481,309	62.1	(19,647)	(4.1)
Gross profit	325,789	41.4	294,289	37.9	31,500	10.7
Research and development	130,071	16.5	118,920	15.3	11,151	9.4
Selling, general and administrative	86,604	11.0	88,979	11.5	(2,375)	(2.7)
Other operating expense	16,402	2.1	31,164	4.0	(14,762)	(47.4)
Operating income	$92,712	11.8%	$55,226	7.1%	$37,486	67.9%

Revenue increased primarily due to higher demand for our base station products as a result of strength in 5G sub-6 GHz massive MIMO base station deployments (primarily in Asia) and higher demand for our mobile products in support of customers based in China, partially offset by lower shipments of our mobile products to Huawei as well as lower demand from our largest end customer.

On May 16, 2019, the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei and over 100 of its affiliates to the BIS's Entity List, which caused us to temporarily suspend the shipment of all products to Huawei. Subsequently, we restarted shipments from outside the U.S. of certain products that are not subject to the Export Administration Regulations ("EAR") to Huawei in compliance with the BIS order. We have also applied for a license to ship other products that are subject to the EAR, as required by the rules governing the Entity List. Our sales to Huawei are expected to continue to be impacted by trade restrictions.

Gross margin increased primarily due to favorable changes in product mix and lower restructuring charges, partially offset by higher intangible amortization expense and higher manufacturing costs.

Research and development expense increased primarily due to higher personnel costs and increased product development spend as a result of our recent acquisitions.

Selling, general and administrative expense decreased primarily due to lower personnel costs, partially offset by higher intangible amortization expense.

Other operating expense decreased primarily due to lower acquisition related costs and lower restructuring related charges. In the three months ended June 29, 2019, we incurred acquisition related costs associated with Active-Semi International, Inc. ("Active-Semi") as well as restructuring charges resulting from our fiscal 2019 restructuring actions.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	June 27, 2020	June 29, 2019	Decrease	Percentage Change
Revenue	$468,404	$556,253	$(87,849)	(15.8)%
Operating income	109,983	139,935	(29,952)	(21.4)
Operating income as a % of revenue	23.5%	25.2%

MP revenue decreased primarily due to lower shipments to Huawei as well as lower demand from our largest end customer. These decreases were partially offset by increased revenue resulting from higher demand for our mobile products in support of customers based in China.

MP operating income decreased primarily due to lower revenue and higher operating expenses, partially offset by higher gross margin. Operating expenses increased in the three months ended June 27, 2020 primarily as a result of our recent acquisitions. Gross margin was positively impacted by changes in product mix, partially offset by lower factory utilization and average selling price erosion.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	June 27, 2020	June 29, 2019	Increase	Percentage Change
Revenue	$319,047	$219,345	$99,702	45.5%
Operating income	93,755	50,124	43,631	87.0
Operating income as a % of revenue	29.4%	22.9%

IDP revenue increased primarily due to higher demand for our base station products as a result of strength in 5G sub-6 GHz massive MIMO base station deployments (primarily in Asia), as well as increased revenue resulting from our recent acquisitions.

IDP operating income increased primarily due to higher revenue, partially offset by lower gross margin. Gross margin was negatively impacted by changes in product mix and lower factory utilization.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three months ended June 27, 2020 and June 29, 2019.

OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Interest expense	$(18,849)	$(11,864)
Interest income	1,190	2,946
Other income (expense)	21,947	(1,111)
Income tax expense	(78)	(5,656)

Interest expense
During the three months ended June 27, 2020, we recorded interest expense of $19.9 million primarily related to our 5.50% senior notes due July 15, 2026 (the "2026 Notes") and our 4.375% senior notes due October 15, 2029 (the "2029 Notes"), which was partially offset by $1.1 million of capitalized interest.

During the three months ended June 29, 2019, we recorded interest expense of $13.6 million primarily related to the 2026 Notes, which was partially offset by $1.7 million of capitalized interest.

Other income (expense)
During the three months ended June 27, 2020, we recorded income of $15.7 million based on our share of investments in limited partnerships' earnings.

Income tax expense
Our provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or discrete items) for those respective periods.

For the three months ended June 27, 2020, we recorded an income tax expense of $0.1 million, which was comprised primarily of tax expense related to international operations generating pre-tax book income, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits, and the recognition of a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized. For the three months ended June 29, 2019, we recorded an income tax expense of $5.7 million, which was comprised primarily of tax expense related to international operations generating pre-tax book income, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 27, 2020, we had working capital of approximately $1,570.0 million, including $1,136.3 million in cash and cash equivalents, compared to working capital of approximately $1,151.5 million, including $714.9 million in cash and cash equivalents as of March 28, 2020. The increase in working capital was primarily due to the issuance of an additional $300.0 million aggregate principal amount of the 2029 Notes for general corporate purposes.

Our $1,136.3 million of total cash and cash equivalents as of June 27, 2020 includes approximately $542.2 million held by our foreign subsidiaries, of which $431.9 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the three months ended June 27, 2020, we repurchased approximately 0.7 million shares of our common stock for approximately $75.0 million under our share repurchase program. As of June 27, 2020, approximately $690.9 million remained available for repurchases under the program.

Cash Flows from Operating Activities
Operating activities for the three months ended June 27, 2020 generated cash of $214.3 million, compared to $257.1 million for the three months ended June 29, 2019, primarily due to changes in working capital driven by accounts payable and accounts receivable. These changes were partially offset by increased profitability.

Cash Flows from Investing Activities
Net cash used in investing activities was $23.3 million for the three months ended June 27, 2020, compared to $342.1 million for the three months ended June 29, 2019, primarily due to the acquisition of Active-Semi during the three months ended June 29, 2019.

Cash Flows from Financing Activities
Net cash provided by financing activities was $229.8 million for the three months ended June 27, 2020, compared to $3.9 million for the three months ended June 29, 2019. This increase was primarily due to the proceeds received from the issuance of an additional $300.0 million aggregate principal amount of 2029 Notes during the three months ended June 27, 2020.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On December 5, 2017, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility with Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, and a syndicate of lenders (the “Credit Agreement”).

The Credit Agreement included a senior delayed draw term loan of up to $400.0 million (the "Term Loan") and a $300.0 million senior revolving line of credit (the "Revolving Facility"). In addition, we may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $300.0 million and subject to securing additional funding commitments from the existing or new lenders (the “Incremental Facility,” together with the Term Loan and the Revolving Facility, the “Credit Facility”). On the closing date, $100.0 million of the Term Loan was funded, and subsequently repaid in March 2018. On June 17, 2019, we drew $100.0 million of the Term Loan. The delayed draw availability period for the remaining $200.0 million of the Term Loan expired on December 31, 2019. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other corporate purposes. Outstanding amounts are due in full on the maturity date of December 5, 2022 (with amounts borrowed under the swing line option due in full no later than ten business days after such loan is made). During the three months ended June 27, 2020, there were no borrowings under the Revolving Facility. Principal paid on the Term Loan during the three months ended June 27, 2020 was $1.3 million.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 27, 2020, we were in compliance with these covenants.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

2025 Notes On November 19, 2015, we issued $550.0 million aggregate principal amount of our 7.00% senior notes due December 1, 2025 (the "2025 Notes"). Interest on the 2025 Notes is payable on June 1 and December 1 of each year. The 2025 Notes are senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors.

In fiscal years 2018 and 2019, we retired $526.6 million of the 2025 Notes.  As of June 27, 2020, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2025 Notes.

2026 Notes On July 16, 2018, we issued $500.0 million aggregate principal amount of the 2026 Notes. On August 28, 2018 and March 5, 2019, we issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of the 2026 Notes. Interest on the 2026 Notes is payable on January 15 and July 15 of each year at a rate of 5.50% per annum. The 2026 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2026 Notes.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of the 2029 Notes. On December 20, 2019 and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of the 2029 Notes. Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2029 Notes.

Capital Commitments At June 27, 2020, we had capital commitments of approximately $69.0 million primarily for projects related to premium filter capacity, manufacturing cost savings initiatives, as well as for equipment upgrades and general corporate purposes.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including the long-term impact of the COVID-19 outbreak on our business (including our supply chain), financial conditions, results of operations, and/or cash flow, as well as market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If our existing liquidity combined with cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional debt or equity financing will not be dilutive to holders of our common stock or that additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2025 Notes, the 2026 Notes and the 2029 Notes (collectively, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

The following presents summarized financial information for the Parent and the Guarantors on a combined basis as of and for the period indicated, after eliminating (i) intercompany transactions and balances among the Parent and Guarantors, and (ii) equity earnings from, and investments in, any Non-Guarantor. The summarized financial information may not necessarily be indicative of the financial position and results of operations had the combined Parent and Guarantors operated independently from the Non-Guarantors.

Summarized Balance Sheet
(in thousands)	June 27, 2020
Current assets (1)	$1,344,363
Non-current assets	$2,484,738

Current liabilities	$217,883
Long-term liabilities (2)	$2,497,116
(1) Includes current receivable from Non-Guarantors of $523.2 million.
(2) Includes non-current payable to Non-Guarantors of $540.9 million.

Summarized Statement of Income (Loss)	Three Months Ended
(in thousands)	June 27, 2020
Revenue	$242,838
Gross profit	$37,204
Net loss	$(42,713)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the ongoing COVID-19 outbreak, a significant number of our employees are now working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 29, 2020 to April 25, 2020	137	$82.26	137	$754.6 million
April 26, 2020 to May 23, 2020	118	$96.73	118	$743.2 million
May 24, 2020 to June 27, 2020	477	$109.72	477	$690.9 million
Total	732	$102.48	732	$690.9 million

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

ITEM 6. EXHIBITS.

4.1
Second Supplemental Indenture, dated as of June 11, 2020, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2020)

4.2
Registration Rights Agreement, dated as of June 11, 2020, among Qorvo, Inc., the Guarantors named therein and Citigroup Global Markets Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2020)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 27, 2020 and March 28, 2020; (ii) the Condensed Consolidated Statements of Income for the three months ended June 27, 2020 and June 29, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 27, 2020 and June 29, 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 27, 2020 and June 29, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2020 and June 29, 2019; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	July 30, 2020	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer