Form 10-Q
period 2020-10-03
Qorvo, Inc.
filed 2020-11-05
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020
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

As of October 26, 2020, there were 114,054,102 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 3, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,000,257	$714,939
Accounts receivable, net of allowance of $1,062 and $55 as of October 3, 2020 and March 28, 2020, respectively	485,100	367,172
Inventories	476,846	517,198
Prepaid expenses	42,178	37,872
Other receivables	13,831	15,016
Other current assets	44,514	38,305
Total current assets	3,062,726	1,690,502
Property and equipment, net of accumulated depreciation of $1,477,921 and $1,415,397 as of October 3, 2020 and March 28, 2020, respectively	1,224,853	1,259,203
Goodwill	2,639,943	2,614,274
Intangible assets, net	714,565	808,892
Long-term investments	37,848	22,515
Other non-current assets	144,487	165,296
Total assets	$7,824,422	$6,560,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,147	$246,954
Accrued liabilities	240,839	217,801
Current portion of long-term debt	905,086	6,893
Other current liabilities	88,945	67,355
Total current liabilities	1,477,017	539,003
Long-term debt	1,764,396	1,567,231
Other long-term liabilities	175,843	161,783
Total liabilities	3,417,256	2,268,017
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 114,111 and 114,625 shares issued and outstanding at October 3, 2020 and March 28, 2020, respectively	4,267,987	4,290,377
Accumulated other comprehensive income, net of tax	26,616	2,288
Retained earnings	112,563	—
Total stockholders’ equity	4,407,166	4,292,665
Total liabilities and stockholders’ equity	$7,824,422	$6,560,682
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenue	$1,060,292	$806,698	$1,847,743	$1,582,296
Cost of goods sold	568,742	483,116	1,030,404	964,425
Gross profit	491,550	323,582	817,339	617,871
Operating expenses:
Research and development	156,342	115,614	286,413	234,534
Selling, general and administrative	109,372	88,274	195,976	177,253
Other operating expense	4,192	6,927	20,594	38,091
Total operating expenses	269,906	210,815	502,983	449,878
Operating income	221,644	112,767	314,356	167,993
Interest expense	(23,486)	(12,693)	(42,335)	(24,557)
Interest income	1,272	2,292	2,462	5,238
Other income (expense), net	648	(300)	22,595	(1,411)

Income before income taxes	200,078	102,066	297,078	147,263

Income tax expense	(63,161)	(19,028)	(63,239)	(24,684)
Net income	$136,917	$83,038	$233,839	$122,579

Net income per share:
Basic	$1.20	$0.71	$2.04	$1.04
Diluted	$1.18	$0.70	$2.01	$1.02

Weighted average shares of common stock outstanding:
Basic	114,328	117,294	114,388	117,945
Diluted	116,177	119,429	116,395	120,196

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net income	$136,917	$83,038	$233,839	$122,579
Other comprehensive income (loss):
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	18,201	(1,242)	24,288	(1,455)
Reclassification adjustments, net of tax:
Foreign currency loss included in net income	—	231	—	353
Amortization of pension actuarial loss	21	34	40	68
Other comprehensive income (loss)	18,222	(977)	24,328	(1,034)
Total comprehensive income	$155,139	$82,061	$258,167	$121,545
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total
Balance, June 27, 2020	114,354	$4,293,621	$8,394	$49,230	$4,351,245
Net income	—	—	—	136,917	136,917
Other comprehensive income	—	—	18,222	—	18,222
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	594	(26,306)	—	—	(26,306)
Repurchase of common stock, including transaction costs	(837)	(31,425)	—	(73,584)	(105,009)
Stock-based compensation	—	32,097	—	—	32,097
Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166

Balance, June 29, 2019	117,943	$4,625,566	$(6,681)	$(281,542)	$4,337,343
Net income	—	—	—	83,038	83,038
Other comprehensive loss	—	—	(977)	—	(977)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	652	(12,033)	—	—	(12,033)
Repurchase of common stock, including transaction costs	(2,301)	(165,032)	—	—	(165,032)
Stock-based compensation	—	23,155	—	—	23,155
Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	233,839	233,839
Other comprehensive income	—	—	24,328	—	24,328
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	826	(32,371)	—	—	(32,371)
Issuance of common stock in connection with employee stock purchase plan	229	15,758	—	—	15,758
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(1,569)	(58,830)	—	(121,218)	(180,048)
Stock-based compensation	—	53,053	—	—	53,053
Other	—	—	—	(20)	(20)
Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166

Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	122,579	122,579
Other comprehensive loss	—	—	(1,034)	—	(1,034)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	837	(15,609)	—	—	(15,609)
Issuance of common stock in connection with employee stock purchase plan	239	14,948	—	—	14,948
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(3,845)	(265,105)	—	—	(265,105)
Stock-based compensation	—	49,967	—	—	49,967
Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 3, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$233,839	$122,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,799	118,622
Intangible assets amortization	144,470	114,837
Deferred income taxes	36,468	(9,517)
Stock-based compensation expense	51,907	45,829
Other, net	(7,496)	12,036
Changes in operating assets and liabilities:
Accounts receivable, net	(118,008)	(20,990)
Inventories	41,844	41,874
Prepaid expenses and other assets	(2,366)	8,380
Accounts payable and accrued liabilities	16,230	(4,201)
Income taxes payable and receivable	9,671	5,072
Other liabilities	(12,109)	(3,991)
Net cash provided by operating activities	495,249	430,530
Cash flows from investing activities:
Purchase of property and equipment	(73,386)	(88,338)
Purchase of businesses, net of cash acquired	(47,520)	(299,673)
Proceeds from sales of available-for-sale debt securities	—	1,950
Other investing activities	9,581	(1,242)
Net cash used in investing activities	(111,325)	(387,303)
Cash flows from financing activities:
Payment of debt	(100,000)	—
Proceeds from borrowings and debt issuances	1,206,750	100,000
Repurchase of common stock, including transaction costs	(180,048)	(265,105)
Proceeds from the issuance of common stock	21,792	20,205
Tax withholding paid on behalf of employees for restricted stock units	(36,354)	(20,545)
Other financing activities	(11,705)	(832)
Net cash provided by (used in) financing activities	900,435	(166,277)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	936	(1,091)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,285,295	(124,141)
Cash, cash equivalents and restricted cash at the beginning of the period	715,612	711,382
Cash, cash equivalents and restricted cash at the end of the period	$2,000,907	$587,241

Non-cash investing information:
Capital expenditure adjustments included in liabilities	$22,124	$30,052

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,000,257	$586,794
Restricted cash included in "Other current assets" and "Other non-current assets"	650	447
Total cash, cash equivalents and restricted cash	$2,000,907	$587,241

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2021 is a 53-week fiscal year during which the second fiscal quarter ended October 3, 2020 and included 14 weeks, compared to 13 weeks for the second fiscal quarter ended September 28, 2019. The first six months of fiscal 2021 ended October 3, 2020 and included 27 weeks, compared to 26 weeks for the six months ended September 28, 2019.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	October 3, 2020	March 28, 2020
Raw materials	$114,391	$112,671
Work in process	233,826	291,028
Finished goods	128,629	113,499
Total inventories	$476,846	$517,198

4. BUSINESS ACQUISITIONS

During the three months ended October 3, 2020, the Company completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs"). During fiscal 2020, the Company completed the acquisitions of Decawave Limited ("Decawave"), Custom MMIC Design Services, Inc. ("Custom MMIC"), Cavendish Kinetics Limited ("Cavendish") and Active-Semi International, Inc. ("Active-Semi"). The operating results of these companies have been included in the Company's consolidated financial statements as of the acquisition dates.

7Hugs Labs S.A.S.

On October 1, 2020, the Company acquired all of the outstanding equity interests of 7Hugs, a private developer of ultra-wide band ("UWB") software and solutions, for a total purchase price of $48.7 million, including cash acquired of $1.0 million. The acquisition expands the Company's product offerings and is expected to support the ongoing development and adoption of UWB products and solutions.

The purchase price was allocated to 7Hugs' net tangible liabilities (approximately $5.4 million, which includes debt assumed), deferred tax liability (approximately $1.7 million) and an intangible asset (approximately $37.3 million, entirely related to developed technology) based on their estimated fair values as of October 1, 2020. The fair value of the developed technology was determined based on an income approach using the "relief from royalty method," which estimated the value by discounting the royalties avoided by acquiring the technology to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over the estimated useful life of 10 years.

The excess of the purchase price over the value of the net tangible liabilities, deferred tax liability and intangible asset resulted in goodwill of approximately $18.5 million. The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). During the three months ended October 3, 2020, the Company recorded acquisition and integration costs associated with the acquisition of 7Hugs of $1.4 million in "Other operating expense" in the Condensed Consolidated Statement of Income.

Decawave Limited

On February 21, 2020, the Company acquired all of the outstanding equity interests of Decawave, a pioneer in UWB technology and provider of UWB solutions for mobile, automotive and Internet of Things ("IoT") applications, for a total purchase price of $372.7 million. The acquisition expands the Company's product and technology offerings that enables real-time, highly accurate and reliable local area precision-location services.

During the six months ended October 3, 2020, the Company recognized a decrease to goodwill of approximately $2.6 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).

Custom MMIC Design Services, Inc.

On February 6, 2020, the Company acquired all of the outstanding equity interests of Custom MMIC, a supplier of high-performance gallium arsenide ("GaAs") and gallium nitride ("GaN") monolithic microwave integrated circuits ("MMICs") for defense and commercial applications, for a total purchase price of $91.7 million. The acquisition expands the Company's

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

millimeter wave ("mmWave") capabilities for product offerings in defense and commercial markets. On the acquisition date, the purchase price was comprised of cash consideration of $86.0 million and contingent consideration of $5.7 million (based on estimated fair value) which is payable to the sellers in the first quarter of fiscal 2022 if certain revenue targets are achieved over a one-year period from the acquisition date. The contingent consideration liability is remeasured to fair value each period with changes recognized in "Other operating expense." The fair value of the contingent consideration liability as of October 3, 2020 was equal to the maximum amount payable of $10.0 million, which is included in "Accrued liabilities." See Note 6 for further information related to the fair value measurement.

During the six months ended October 3, 2020, the Company recognized a decrease to goodwill of approximately $0.6 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).

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

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish, which resulted in recognition of a gain of $43.0 million in the third quarter of fiscal 2020.

During the six months ended October 3, 2020, the Company recognized an increase to goodwill of approximately $1.6 million and a decrease to intangibles of approximately $2.0 million as a result of purchase price allocation adjustments. The measurement period ended one year from the acquisition date of October 4, 2019.

Active-Semi International, Inc.

On May 6, 2019, the Company acquired all of the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total purchase price of $307.9 million. The acquisition expanded the Company's product offerings in power management markets.

During the six months ended October 3, 2020, the Company recognized an increase to goodwill of approximately $0.1 million in connection with finalizing the purchase price allocation. The measurement period ended one year from the acquisition date.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended October 3, 2020 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 28, 2020 (1)	$2,005,432	$608,842	$2,614,274
Goodwill resulting from 7Hugs acquisition (Note 4)	18,527	—	18,527
Measurement period adjustments (Note 4)	(951)	(508)	(1,459)
Foreign currency translation	8,601	—	8,601
Balance as of October 3, 2020 (1)	$2,031,609	$608,334	$2,639,943
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	October 3, 2020		March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,269,772	$665,442	$1,325,472	$652,400
Customer relationships	458,150	380,121	463,772	346,799
Technology licenses	2,271	1,706	3,271	2,327
Backlog	1,600	1,067	1,600	267
Trade names	1,000	333	1,200	283
In-process research and development	9,600	N/A	9,600	N/A
Foreign currency translation	21,802	961	6,064	11
Total	$1,764,195	$1,049,630	$1,810,979	$1,002,087

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $72.4 million and $144.5 million for the three and six months ended October 3, 2020, respectively, and $56.4 million and $114.8 million for the three and six months ended September 28, 2019, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships which are accounted for using the equity method. The carrying amounts of these investments as of October 3, 2020 and March 28, 2020 were $29.8 million and $14.2 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three and six months ended October 3, 2020, the Company recorded $0.1 million of expense and $15.6 million of income, respectively, based on its share of the limited partnerships' earnings. These amounts are included in “Other income (expense), net” in the Condensed Consolidated Statements of Income.

Equity Investments Without a Readily Determinable Fair Value
During the fourth quarter of fiscal 2020, the Company recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value based on observable price changes present at the time. During the first quarter of fiscal 2021, the Company recorded an additional impairment of $2.8 million to fully impair this investment. This amount is recorded in “Other income (expense), net” in the Condensed Consolidated Statement of Income.

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs as of October 3, 2020 and March 28, 2020 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 3, 2020
Assets
Marketable equity securities	$282	$282	$—	$—
Invested funds in deferred compensation plan (1)	26,316	26,316	—	—
Total assets measured at fair value	$26,598	$26,598	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$26,316	$26,316	$—	$—
Contingent earn-out liability (2)	10,000	—	—	10,000
Total liabilities measured at fair value	$36,316	$26,316	$—	$10,000

March 28, 2020
Assets
Marketable equity securities	$459	$459	$—	$—
Invested funds in deferred compensation plan (1)	19,398	19,398	—	—
Total assets measured at fair value	$19,857	$19,857	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$19,398	$19,398	$—	$—
Contingent earn-out liability (2)	5,700	—	—	5,700
Total liabilities measured at fair value	$25,098	$19,398	$—	$5,700
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
(2) The Company recorded a contingent earn-out liability in conjunction with the Custom MMIC acquisition. The fair value of this liability is estimated using an option pricing model and is remeasured to fair value each period with changes in fair value reported in “Other operating

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

expense” in the Condensed Consolidated Statements of Income. As of October 3, 2020, the fair value of the contingent consideration liability was equal to the maximum amount payable of $10.0 million. No payments have been made for the contingent liability as the earn-out assessment period is still ongoing. Any anticipated payments are expected to be settled during the first quarter of fiscal 2022.

7. LONG-TERM DEBT

Long-term debt as of October 3, 2020 and March 28, 2020 is as follows (in thousands):

	October 3, 2020	March 28, 2020
Term loan	$200,000	$100,000
7.00% senior notes due 2025	23,404	23,404
5.50% senior notes due 2026 (1)	900,000	900,000
4.375% senior notes due 2029	850,000	550,000
3.375% senior notes due 2031	700,000	—
Finance leases	1,606	2,252
Unamortized premium and issuance costs, net	(5,528)	(1,532)
Less current portion of long-term debt (1)	(905,086)	(6,893)
Total long-term debt	$1,764,396	$1,567,231

(1) On October 16, 2020, the Company completed the redemption of all of its outstanding 5.50% senior notes due 2026. As of October 3, 2020, the outstanding principal balance is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet (see below and Note 15 for additional information).

Credit Agreement
On September 29, 2020, the Company and certain of its U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the "2020 Credit Agreement") with Bank of America, N.A. acting as administrative agent (the “Administrative Agent”) and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the "2020 Term Loan") of up to $200.0 million and a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million (collectively the “Credit Facility”).

On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the term loan under the 2017 Credit Agreement (the “2017 Term Loan”) and concurrently drew $200.0 million under the 2020 Term Loan. Interest paid on the 2017 Term Loan during the three and six months ended October 3, 2020 was $0.4 million and $0.8 million, respectively.

Pursuant to the 2020 Credit Agreement, the Company may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the six months ended October 3, 2020, there were no borrowings under the Revolving Facility.

At the Company’s option, loans under the 2020 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2020 Credit Agreement) plus the Eurodollar Rate (as defined in the 2020 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.000% per annum to 1.250% per annum and is set at 1.125% per annum until the delivery of the Company’s first compliance certificate to the lenders following the fiscal quarter ending January 2, 2021. The Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum, and is set at 0.125% per annum until the delivery of the Company’s first compliance certificate to the lenders following the fiscal

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

quarter ending January 2, 2021. Undrawn amounts under the Credit Facility are subject to a commitment fee ranging from 0.150% to 0.200%. Interest for Eurodollar Rate loans is payable at the end of each applicable interest period or at three-month intervals if such interest period exceeds three months. Interest for Base Rate loans is payable quarterly in arrears.

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of October 3, 2020, the Company was in compliance with these covenants.

Senior Notes due 2025
On November 19, 2015, the Company issued $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes is payable on June 1 and December 1 of each year. The 2025 Notes are senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors. The 2025 Notes were issued pursuant to an indenture dated as of November 19, 2015 (the “2015 Indenture”), by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee. The 2015 Indenture contains customary events of default, including payment default, failure to provide certain notices and certain provisions related to bankruptcy events.

In fiscal years 2018 and 2019, the Company retired $526.6 million of the 2025 Notes.  As of October 3, 2020, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

The Company paid no interest on the 2025 Notes during the three months ended October 3, 2020 and September 28, 2019, and paid interest of $0.8 million on the 2025 Notes during each of the six months ended October 3, 2020 and September 28, 2019.

Senior Notes due 2026
On July 16, 2018, the Company issued $500.0 million aggregate principal amount of its 5.50% senior notes due July 15, 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together, the “Additional 2026 Notes” and together with the Initial 2026 Notes, the “2026 Notes”). Interest is payable on the 2026 Notes on January 15 and July 15 of each year. The 2026 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2026 Notes were issued pursuant to an indenture, dated as of July 16, 2018, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2026 Notes were issued pursuant to supplemental indentures, dated as of August 28, 2018 and March 5, 2019 (such indenture and supplemental indentures, collectively, the “2018 Indenture”). The 2018 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

During the three and six months ended October 3, 2020 and September 28, 2019, interest paid on the 2026 Notes was $24.8 million.

During the three months ended October 3, 2020, in connection with the offering of the 2031 Notes (as defined below), the Company delivered to MUFG Union Bank, N.A., as trustee, a Notice of Redemption for all of the outstanding 2026 Notes, at a cash redemption price to be calculated as provided in the 2026 Notes, plus accrued and unpaid interest, to the redemption date of October 16, 2020.

On October 16, 2020, the Company completed the redemption of the 2026 Notes at a redemption price equal to 106.363% of the principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the recent issuance of the 2031 Notes (as defined below) combined with cash on hand plus borrowings under the 2020 Term Loan.

The principal balance of the 2026 Notes was reclassified as of October 3, 2020 from "Long-term debt" to "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet due to the Company's intention to retire the obligation soon after the balance sheet date.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “Initial 2029 Notes”). On December 20, 2019 and June 11, 2020, the Company issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together, the “Additional 2029 Notes” and together with the Initial 2029 Notes, the “2029 Notes”). Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019 and June 11, 2020 (such indenture and supplemental indentures, collectively, the “2019 Indenture”). The 2019 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

In connection with the offerings of the 2029 Notes, the Company agreed to provide the holders of the 2029 Notes with an opportunity to exchange the 2029 Notes for registered notes having terms substantially identical to the 2029 Notes. On August 28, 2020, the Company completed the exchange offer, in which substantially all of the privately placed 2029 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Company paid no interest on the 2029 Notes during the three months ended October 3, 2020 and paid interest of $13.0 million on the 2029 Notes during the six months ended October 3, 2020.

Senior Notes due 2031
On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the “2031 Notes”). Interest is payable on the 2031 Notes on April 1 and October 1 of each year, commencing April 1, 2021. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

The 2031 Notes were sold in a private offering to certain institutions that then resold the 2031 Notes in the United States to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the 2031 Notes, together with the 2020 Term Loan and cash on hand, to redeem all of the outstanding 2026 Notes as described above.

The 2031 Notes were issued pursuant to an indenture, dated as of September 29, 2020, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee (the “2020 Indenture”). The 2020 Indenture contains customary events of default, including payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

The 2031 Notes have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2025 Notes, 2026 Notes, 2029 Notes and 2031 Notes as of October 3, 2020 was $23.7 million, $956.1 million, $906.3 million, and $713.1 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, $850.0 million, and $700.0 million, respectively). The estimated fair value of the 2025 Notes, 2026 Notes and the 2029 Notes as of March 28, 2020 was $23.9 million, $962.8 million, and $489.5 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $550.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2025 Notes, 2026 Notes, 2029 Notes and 2031 Notes trade over the counter, and their fair values were estimated based upon the value of their last trade at the end of the period.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2020 Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the 2020 Term Loan approximated book value as of October 3, 2020.

Interest Expense
During the three and six months ended October 3, 2020, the Company recognized interest expense of $24.6 million and $44.6 million, respectively, primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by interest capitalized to property and equipment of $1.1 million and $2.3 million, respectively. During the three and six months ended September 28, 2019, the Company recognized interest expense of $14.0 million and $27.6 million, respectively, primarily related to the 2026 Notes, which was partially offset by interest capitalized to property and equipment of $1.3 million and $3.0 million, respectively.

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

During the three and six months ended October 3, 2020, the Company repurchased approximately 0.8 million and 1.6 million shares, respectively, of its common stock for approximately $105.0 million and $180.0 million, respectively, under the current share repurchase program. As of October 3, 2020, approximately $585.9 million remained available for repurchases under the current share repurchase program.

During the three and six months ended September 28, 2019, the Company repurchased approximately 2.3 million and 3.8 million shares, respectively, of its common stock for approximately $165.0 million and $265.1 million, respectively, under the prior share repurchase program.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
United States	$459,416	$452,926	$707,661	$720,422
China	391,011	199,945	778,233	561,088
Other Asia	102,548	78,606	160,645	148,615
Taiwan	53,350	38,044	106,679	79,033
Europe	53,967	37,177	94,525	73,138
Total revenue	$1,060,292	$806,698	$1,847,743	$1,582,296

The Company also disaggregates revenue by operating segments (see Note 12).

11. RESTRUCTURING

During fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As a result of these restructuring actions, the Company has recorded cumulative restructuring related charges totaling $92.8 million as of the end of the second quarter of fiscal 2021, including accelerated depreciation of $47.4 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $15.9 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $13.6 million and other exit costs of $15.9 million.  The Company expects to record additional expenses of approximately $0.4 million for employee termination benefits and other exit costs as a result of these actions.

The following table summarizes the restructuring charges resulting from the 2019 restructuring event (in thousands):

	Three Months Ended October 3, 2020			Three Months Ended September 28, 2019
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits (1)	$—	$(289)	$(289)	$—	$1,364	$1,364
Contract termination and other associated costs	—	233	233	1,034	1,214	2,248
Accelerated depreciation	—	—	—	5,578	—	5,578
Total	$—	$(56)	$(56)	$6,612	$2,578	$9,190

	Six Months Ended October 3, 2020			Six Months Ended September 28, 2019
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits (1)	$—	$(43)	$(43)	$—	$4,614	$4,614
Contract termination and other associated costs	—	858	858	2,870	3,982	6,852
Accelerated depreciation	—	—	—	21,516	—	21,516
Total	$—	$815	$815	$24,386	$8,596	$32,982

(1) Includes reversal due to true-up of previously accrued restructuring charges.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company has entered into other individually immaterial restructuring plans. The Company's restructuring charges related to these plans was $0.7 million for the three and six months ended October 3, 2020 and $0.3 million and $0.4 million for the three and six months ended September 28, 2019, respectively.

The following table summarizes the activity related to the Company's restructuring liabilities for the six months ended October 3, 2020 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 28, 2020	$1,728	$270	$1,998
Costs incurred and charged to expense	539	1,008	1,547
Cash payments	(1,089)	(949)	(2,038)
Non-cash activity	—	(113)	(113)
Accrued restructuring balance as of October 3, 2020	$1,178	$216	$1,394

12. OPERATING SEGMENT INFORMATION

The Company's operating and reportable segments as of October 3, 2020 are Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income.

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and IoT applications.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, smart home, automotive, and IoT.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, accelerated depreciation, gain (loss) on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenue:
MP	$754,294	$623,106	$1,222,698	$1,179,359
IDP	305,998	183,592	625,045	402,937
Total revenue	$1,060,292	$806,698	$1,847,743	$1,582,296
Operating income (loss):
MP	$262,858	$193,431	$372,841	$333,366
IDP	66,495	14,969	160,250	65,093
All other	(107,709)	(95,633)	(218,735)	(230,466)
Operating income	221,644	112,767	314,356	167,993
Interest expense	(23,486)	(12,693)	(42,335)	(24,557)
Interest income	1,272	2,292	2,462	5,238
Other income (expense), net	648	(300)	22,595	(1,411)
Income before income taxes	$200,078	$102,066	$297,078	$147,263

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Reconciliation of “All other” category:
Stock-based compensation expense	$(30,048)	$(20,876)	$(51,907)	$(45,829)
Amortization of intangible assets	(72,147)	(56,288)	(144,091)	(114,470)
Acquisition and integration related costs	(7,259)	(7,549)	(19,922)	(30,679)
Restructuring related charges	(609)	(3,863)	(1,547)	(11,894)
Accelerated depreciation	—	(6,635)	—	(22,573)
Other (including gain (loss) on assets, start-up costs and other miscellaneous corporate overhead)	2,354	(422)	(1,268)	(5,021)
Loss from operations for “All other”	$(107,709)	$(95,633)	$(218,735)	$(230,466)

13. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended October 3, 2020 and September 28, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

The Company’s income tax expense was $63.2 million for the three and six months ended October 3, 2020, and the Company’s income tax expense was $19.0 million and $24.7 million, respectively, for the three and six months ended September 28, 2019. The Company’s effective tax rate was 31.6% and 21.3% for the three and six months ended October 3, 2020, respectively, and 18.6% and 16.8% for the three and six months ended September 28, 2019, respectively.

The Company's effective tax rate for the three and six months ended October 3, 2020 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated, and discrete tax items recorded during the period. A discrete charge of $45.2 million and $35.2 million was recorded during the three and six months ended October 3, 2020, respectively. The discrete charge primarily relates to the intercompany restructuring of the Cavendish intellectual property, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized. The Company's effective tax rate for the three and six months ended September 28, 2019 differed from the statutory rate primarily

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, foreign permanent differences, the discrete treatment of post-combination compensation related expenses due to the Active-Semi acquisition, and a discrete expense related to the Company’s change in its permanent reinvestment assertion for certain unrepatriated foreign earnings previously subject to U.S. federal taxation.

14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$136,917	$83,038	$233,839	$122,579
Denominator:
Denominator for basic net income per share — weighted average shares	114,328	117,294	114,388	117,945
Effect of dilutive securities:
Stock-based awards	1,849	2,135	2,007	2,251
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	116,177	119,429	116,395	120,196
Basic net income per share	$1.20	$0.71	$2.04	$1.04
Diluted net income per share	$1.18	$0.70	$2.01	$1.02

In the computation of diluted net income per share for the three and six months ended October 3, 2020, approximately 0.3 million and 0.1 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended September 28, 2019, approximately 0.4 million and 0.2 million outstanding shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

15. SUBSEQUENT EVENT

Prior to October 3, 2020, in connection with the offering of the 2031 Notes, the Company delivered to MUFG Union Bank, N.A., as trustee, a Notice of Redemption for the $900.0 million principal balance of the 2026 Notes. On October 16, 2020, the Company completed the redemption of the 2026 Notes at a redemption price equal to 106.363% of the principal amount, plus accrued and unpaid interest, for a total cash payment of $969.8 million. The 2026 Notes were redeemed using proceeds from the recent issuance of the 2031 Notes combined with cash on hand plus borrowings under the 2020 Term Loan.

The principal balance of the 2026 Notes was reclassified as of October 3, 2020 from "Long-term debt" to "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet due to the Company's intention to retire the obligation soon after the balance sheet date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict,"

"potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on a few large customers for a substantial portion of our revenue; a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced; the COVID-19 pandemic, which has and will likely continue to negatively impact the global economy and disrupt normal business activities, and which may have an adverse effect on our results of operations; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; our ability to implement innovative technologies; underutilization of manufacturing facilities as a result of industry overcapacity; we may not be able to borrow funds under our credit facility or secure future financing; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; volatility in the price of our common stock; damage to our reputation or brand; fluctuations in the amount and frequency of our stock repurchases; our recent and future acquisitions and other strategic investments could fail to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; warranty claims, product recalls and product liability; and risks associated with environmental, health and safety regulations and climate change. Many of the foregoing risks and uncertainties are, and will continue to be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. During the six months ended October 3, 2020, we did not encounter material disruptions to our global supply chain or operations, and we believe that our cash on hand (including from our recently issued senior notes), cash flows from operations and availability under our revolving credit facility provide us with sufficient liquidity. The duration, severity, and future impact of the COVID-19 pandemic remains highly uncertain, however, and may result in significant disruptions to our operations, including our supply chain, as well as negative impacts to our financial condition. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers' and suppliers' businesses.

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

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, smart home, automotive, and IoT.

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

SECOND QUARTER FISCAL 2021 FINANCIAL HIGHLIGHTS:

Fiscal 2021 is a 53-week fiscal year during which the second fiscal quarter ended October 3, 2020 and included 14 weeks, compared to 13 weeks for the second fiscal quarter ended September 28, 2019. The first six months of fiscal 2021 ended October 3, 2020 and included 27 weeks, compared to 26 weeks for the six months ended September 28, 2019. This additional week impacts the following year-over-year results of operations.

•
Quarterly revenue increased 31.4% as compared to the second quarter of fiscal 2020, primarily due to higher demand for our mobile products in support of smartphone customers in China and Korea, higher demand for our 5G base station products (primarily in China), and higher demand for our Wi-Fi products.

•
Gross margin for the second quarter of fiscal 2021 was 46.4% as compared to 40.1% for the second quarter of fiscal 2020, primarily due to overall favorable factory utilization, lower inventory adjustments and lower restructuring charges, partially offset by average selling price erosion.

•
Operating income was $221.6 million for the second quarter of fiscal 2021 as compared to $112.8 million for the second quarter of fiscal 2020. This increase was primarily due to higher revenue and higher gross margin, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel costs and increased product development spend resulting from our recent acquisitions.

•	Net income per diluted share was $1.18 for the second quarter of fiscal 2021 as compared to $0.70 for the second quarter of fiscal 2020.

•	Capital expenditures were $43.6 million for the second quarter of fiscal 2021 as compared to $38.0 million for the second quarter of fiscal 2020.

•	During the second quarter of fiscal 2021, we repurchased approximately 0.8 million shares of our common stock for approximately $105.0 million.

•	During the second quarter of fiscal 2021, we completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs") for a total purchase price of $48.7 million, including cash acquired of $1.0 million.

•	During the second quarter of fiscal 2021, we issued $700.0 million aggregate principal amount of 3.375% senior notes due 2031 (the "2031 Notes").

•
During the second quarter of fiscal 2021, we entered into a five-year unsecured senior credit facility, which includes a senior term loan (the "2020 Term Loan") of up to $200.0 million. On the closing date, we drew the full amount of the 2020 Term Loan and concurrently repaid the $97.5 million remaining principal balance of the term loan under a previous credit facility (see Note 7 of the Notes to Condensed Consolidated Financial Statements).

•
Subsequent to quarter end, we completed the redemption of our 5.50% senior notes due July 15, 2026 (the "2026 Notes") at a redemption price equal to 106.363% of the principal amount of $900.0 million, plus accrued and unpaid interest (see Note 15 of the Notes to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended October 3, 2020 and September 28, 2019 (in thousands, except percentages):

	Three Months Ended
	October 3, 2020	% of Revenue	September 28, 2019	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,060,292	100.0%	$806,698	100.0%	$253,594	31.4%
Cost of goods sold	568,742	53.6	483,116	59.9	85,626	17.7
Gross profit	491,550	46.4	323,582	40.1	167,968	51.9
Research and development	156,342	14.8	115,614	14.3	40,728	35.2
Selling, general and administrative	109,372	10.3	88,274	10.9	21,098	23.9
Other operating expense	4,192	0.4	6,927	0.9	(2,735)	(39.5)
Operating income	$221,644	20.9%	$112,767	14.0%	$108,877	96.6%

	Six Months Ended
	October 3, 2020	% of Revenue	September 28, 2019	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,847,743	100.0%	$1,582,296	100.0%	$265,447	16.8%
Cost of goods sold	1,030,404	55.8	964,425	61.0	65,979	6.8
Gross profit	817,339	44.2	617,871	39.0	199,468	32.3
Research and development	286,413	15.5	234,534	14.8	51,879	22.1
Selling, general and administrative	195,976	10.6	177,253	11.2	18,723	10.6
Other operating expense	20,594	1.1	38,091	2.4	(17,497)	(45.9)
Operating income	$314,356	17.0%	$167,993	10.6%	$146,363	87.1%

Revenue increased for the three months ended October 3, 2020 as compared to the three months ended September 28, 2019, primarily due to higher demand for our mobile products in support of smartphone customers in China and Korea, higher demand for our 5G base station products (primarily in China), and higher demand for our Wi-Fi products.

Revenue increased for the six months ended October 3, 2020 as compared to the six months ended September 28, 2019, primarily due to higher demand for our 5G base station products (primarily in China), higher demand for our mobile products in support of smartphone customers in China and Korea, and higher demand for our Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei Technologies Co., Ltd. and affiliates ("Huawei").

On May 16, 2019, the Bureau of Industry and Security of the U.S. Department of Commerce ("Commerce") added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the Entity List maintained by Commerce, which caused us to temporarily suspend the shipment of all products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. While we restarted shipments to Huawei of certain products from outside the U.S. that were not subject to the Export Administration Regulations ("EAR") in fiscal 2020, during the second quarter of fiscal 2021, as a result of and in compliance with the most recent Commerce action, we suspended shipments of products to Huawei. While we have obtained a license to allow us to ship certain mobile products in compliance with the most recent Commerce action, our sales to Huawei will continue to be impacted by trade restrictions.

Gross margin increased for the three months ended October 3, 2020 as compared to the three months ended September 28, 2019, primarily due to overall favorable factory utilization, lower inventory adjustments and lower restructuring charges, partially offset by average selling price erosion.

Gross margin increased for the six months ended October 3, 2020 as compared to the six months ended September 28, 2019, primarily due to favorable changes in product mix, overall favorable factory utilization and lower restructuring charges, partially offset by average selling price erosion.

Operating Expenses

Research and development expense increased for the three and six months ended October 3, 2020 as compared to the three and six months ended September 28, 2019, primarily due to higher personnel costs and increased product development spend resulting from our recent acquisitions.

Selling, general and administrative expense increased for the three and six months ended October 3, 2020 as compared to the three and six months ended September 28, 2019, primarily due to higher personnel costs and higher intangible amortization expense as a result of our recent acquisitions.

Other operating expense decreased for the three months ended October 3, 2020 as compared to the three months ended September 28, 2019, primarily due to gains realized on the sale of fixed assets, partially offset by increased acquisition and integration-related expenses. Other operating expense decreased for the six months ended October 3, 2020 as compared to the six months ended September 28, 2019, primarily due to gains realized on the sale of fixed assets and lower restructuring expenses.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	October 3, 2020	September 28, 2019	Increase	Percentage Change
Revenue	$754,294	$623,106	$131,188	21.1%
Operating income	262,858	193,431	69,427	35.9
Operating income as a % of revenue	34.8%	31.0%

	Six Months Ended
(In thousands, except percentages)	October 3, 2020	September 28, 2019	Increase	Percentage Change
Revenue	$1,222,698	$1,179,359	$43,339	3.7%
Operating income	372,841	333,366	39,475	11.8
Operating income as a % of revenue	30.5%	28.3%

MP revenue increased for the three months ended October 3, 2020 as compared to the three months ended September 28, 2019, primarily due to higher demand for our mobile products in support of smartphone customers in China and Korea.

MP revenue increased for the six months ended October 3, 2020 as compared to the six months ended September 28, 2019, primarily due to higher demand for our mobile products in support of smartphone customers in China and Korea, partially offset by lower shipments of our mobile products to Huawei.

MP operating income increased for the three months ended October 3, 2020 as compared to the three months ended September 28, 2019, primarily due to higher revenue and higher gross margin, partially offset by higher operating expenses. Gross margin was positively impacted by higher factory utilization and favorable changes in product mix, partially offset by average selling price erosion. Operating expenses increased primarily due to higher personnel costs and increased product development spend as a result of recent acquisitions.

MP operating income increased for the six months ended October 3, 2020 as compared to the six months ended September 28, 2019, primarily due to higher gross margin and higher revenue, partially offset by higher operating expenses. Gross margin was positively impacted by favorable changes in product mix and lower manufacturing costs, partially offset by average selling price erosion. Operating expenses increased primarily due to higher personnel costs and increased product development spend as a result of recent acquisitions.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	October 3, 2020	September 28, 2019	Increase	Percentage Change
Revenue	$305,998	$183,592	$122,406	66.7%
Operating income	66,495	14,969	51,526	344.2
Operating income as a % of revenue	21.7%	8.2%

	Six Months Ended
(In thousands, except percentages)	October 3, 2020	September 28, 2019	Increase	Percentage Change
Revenue	$625,045	$402,937	$222,108	55.1%
Operating income	160,250	65,093	95,157	146.2
Operating income as a % of revenue	25.6%	16.2%

IDP revenue increased for the three and six months ended October 3, 2020 as compared to the three and six months ended September 28, 2019, primarily due to higher demand for our 5G base station products (primarily in China), and higher demand for our Wi-Fi products.

IDP operating income increased for the three and six months ended October 3, 2020 as compared to the three and six months ended September 28, 2019, primarily due to higher revenue and higher gross margin, partially offset by higher operating expenses. Gross margin was positively impacted by higher factory utilization and lower inventory adjustments, partially offset by unfavorable changes in product mix. Operating expenses increased primarily due to higher personnel costs and increased product development spend as a result of recent acquisitions.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and six months ended October 3, 2020 and September 28, 2019.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Interest expense	$(23,486)	$(12,693)	$(42,335)	$(24,557)
Interest income	1,272	2,292	2,462	5,238
Other income (expense), net	648	(300)	22,595	(1,411)
Income tax expense	(63,161)	(19,028)	(63,239)	(24,684)

Interest expense
During the three and six months ended October 3, 2020, we recorded interest expense of $24.6 million and $44.6 million, respectively, which was partially offset by $1.1 million and $2.3 million, respectively, of capitalized interest. During the three and six months ended September 28, 2019, we recorded interest expense of $14.0 million and $27.6 million, respectively, which was partially offset by $1.3 million and $3.0 million, respectively, of capitalized interest. Interest expense increased as a result of the issuance of the 4.375% senior notes due October 15, 2029 (the "2029 Notes"). See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income (expense), net
During the three and six months ended October 3, 2020, we recorded $0.1 million of expense and $15.6 million of income, respectively, based on our share of the earnings from our investments in two limited partnerships.

Income tax expense
Our provision for income taxes for the three and six months ended October 3, 2020 and September 28, 2019 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or discrete items) for those respective periods.

For the three and six months ended October 3, 2020, we recorded income tax expense of $63.2 million, which was comprised primarily of tax expense related to international operations generating pre-tax book income, and discrete tax items recorded during the period. The discrete tax expense items primarily relate to the intercompany restructuring of the Cavendish Kinetics Limited intellectual property, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized. For the three and six months ended September 28, 2019, we recorded income tax expense of $19.0 million and $24.7 million, respectively, which was comprised primarily of tax expense related to international operations generating pre-tax book income and the reversal of the permanent reinvestment assertion with regards to unrepatriated foreign earnings, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of October 3, 2020, we had working capital of approximately $1,585.7 million, including $2,000.3 million in cash and cash equivalents, compared to working capital of approximately $1,151.5 million, including $714.9 million in cash and cash equivalents as of March 28, 2020.

The cash balance at October 3, 2020 includes $700.0 million from the issuance of the 2031 Notes which was used subsequent to quarter end (combined with cash on hand and the $200.0 million draw under the 2020 Term Loan) to redeem the $900.0 million principal balance of the 2026 Notes. The principal balance of the 2026 Notes was reclassified as of October 3, 2020, from "Long-term debt" to "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet due to our intention to retire the obligation soon after the balance sheet date. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the redemption of the 2026 Notes.

Our $2,000.3 million of total cash and cash equivalents as of October 3, 2020 includes approximately $617.0 million held by our foreign subsidiaries, of which $512.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the six months ended October 3, 2020, we repurchased approximately 1.6 million shares of our common stock for approximately $180.0 million under our share repurchase program. As of October 3, 2020, approximately $585.9 million remained available for repurchases under the program.

Cash Flows from Operating Activities
Operating activities for the six months ended October 3, 2020 generated cash of $495.2 million, compared to $430.5 million for the six months ended September 28, 2019, primarily due to increased profitability, partially offset by changes in working capital driven by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $111.3 million for the six months ended October 3, 2020, compared to $387.3 million for the six months ended September 28, 2019. During the six months ended October 3, 2020, we acquired 7Hugs for $47.7 million (net of cash acquired). During the six months ended September 28, 2019, we acquired Active-Semi International, Inc. for $299.7 million (net of cash acquired). See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash provided by financing activities was $900.4 million for the six months ended October 3, 2020, compared to $166.3 million of net cash used by financing activities for the six months ended September 28, 2019. During the six months ended October 3, 2020, we received proceeds from (1) the issuance of an additional $300.0 million aggregate principal amount of the 2029 Notes, (2) the issuance of $700.0 million aggregate principal amount of the 2031 Notes, and (3) the $200.0 million draw under the 2020 Term Loan. In addition, during the six months ended October 3, 2020, we made payments of $100.0 million on the term loan (the "2017 Term Loan") under our previous credit agreement dated as of December 5, 2017 (the "2017 Credit Agreement").

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the "2020 Credit Agreement") with Bank of America, N.A.

acting as administrative agent and a syndicate of lenders. The 2020 Credit Agreement amended and restated the 2017 Credit Agreement. The 2020 Credit Agreement includes a senior term loan (the "2020 Term Loan") of up to $200.0 million and a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million (collectively the “Credit Facility”).

On the closing date of the 2020 Credit Agreement, we repaid the remaining principal balance of $97.5 million on the 2017 Term Loan and concurrently drew $200.0 million under the 2020 Term Loan. Interest paid on the 2017 Term Loan during the three and six months ended October 3, 2020 was $0.4 million and $0.8 million, respectively.

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases in the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the six months ended October 3, 2020, there were no borrowings under the Revolving Facility.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of October 3, 2020, we were in compliance with these covenants.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2020 Credit Agreement.

2025 Notes On November 19, 2015, we issued $550.0 million aggregate principal amount of our 7.00% senior notes due December 1, 2025 (the "2025 Notes"). Interest on the 2025 Notes is payable on June 1 and December 1 of each year. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

In fiscal years 2018 and 2019, we retired $526.6 million of the 2025 Notes.  As of October 3, 2020, an aggregate principal amount of $23.4 million of the 2025 Notes remained outstanding.

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

On October 16, 2020, we completed the redemption of all of the outstanding 2026 Notes at a redemption price equal to 106.363% of the principal amount of $900.0 million (plus and accrued and unpaid interest), for a total cash payment of $969.8 million.

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

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2029 Notes.

2031 Notes On September 29, 2020, we issued $700.0 million aggregate principal amount of the 2031 Notes. Interest on the 2031 Notes is payable on April 1 and October 1 of each year, commencing April 1, 2021, at a rate of 3.375% per annum. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are initially guaranteed, jointly and severally, by the Guarantors.

See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the 2031 Notes.

Capital Commitments At October 3, 2020, we had capital commitments of approximately $62.2 million primarily for projects related to manufacturing capacity, cost savings initiatives, as well as for equipment upgrades and general corporate purposes.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including the long-term impact of the COVID-19 pandemic on our business (including our supply chain), financial conditions, results of operations, cash flow, as well as market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If our existing liquidity combined with cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional debt or equity financing will not be dilutive to holders of our common stock or that additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2025 Notes, the 2026 Notes, the 2029 Notes and the 2031 Notes (collectively, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, each of which is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheet
(in thousands)	October 3, 2020
Current assets (1)	$2,101,975
Non-current assets	$2,504,778

Current liabilities	$1,147,002
Long-term liabilities (2)	$1,969,916
(1) Includes current receivable from Non-Guarantors of $462.0 million.
(2) Includes non-current payable to Non-Guarantors of $83.8 million.

Summarized Statement of Income	Six Months Ended
(in thousands)	October 3, 2020
Revenue	$786,274
Gross profit	$364,018
Net income	$116,083

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the ongoing COVID-19 pandemic, a significant number of our employees are now working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes to the risk factors included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020. In addition to the risk factor set forth below and the other information set forth in this report and in our other reports and statements that we file with the SEC, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, between July 2018 and June 2019, the Office of the United States Trade Representative imposed 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government also imposed 15% tariffs on an additional $120 billion of Chinese imports, with China imposing retaliatory tariffs. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal 2020, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. For example, imposition of tariffs on our customers’ products that are imported from China to the U.S. could harm sales of such products, which would harm our business. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Furthermore, we have experienced restrictions on our ability to sell products to certain foreign customers where sales of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from selling products to ZTE Corporation, one of our customers. In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce (“Commerce”) added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the “Entity List” maintained by Commerce, which caused us to temporarily suspend the shipment of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. Huawei accounted for 10%, 15% and 8% of our total revenue during fiscal years 2020, 2019, and 2018, respectively. While we restarted shipments to Huawei of certain products from outside the U.S. that were not subject to the Export Administration Regulations (“EAR”) in fiscal 2020, during the second quarter of fiscal 2021, as a result of and in compliance with the most recent Commerce action, we suspended shipments of products to Huawei. While we have obtained a license to allow us to ship certain mobile products in compliance with the most recent Commerce action, our sales to Huawei will continue to be impacted by trade restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 28, 2020 to August 1, 2020	175	$110.64	175	$671.5 million
August 2, 2020 to August 29, 2020	397	$131.59	397	$619.2 million
August 30, 2020 to October 3, 2020	265	$126.06	265	$585.9 million
Total	837	$125.46	837	$585.9 million

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

ITEM 6. EXHIBITS.

4.1
Indenture, dated as of September 29, 2020, among Qorvo, Inc., the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2020)

10.1
Amended and Restated Credit Agreement, dated as of September 29, 2020, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, Citibank, N.A., TD Bank, National Association, MUFG Bank, Ltd., PNC Bank, National Association, Bank of the West and Morgan Stanley Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2020)

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14 (a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 3, 2020 and March 28, 2020; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 3, 2020 and September 28, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 3, 2020 and September 28, 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended October 3, 2020 and September 28, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended October 3, 2020 and September 28, 2019; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 5, 2020	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer