Form 10-Q
period 2021-01-02
Qorvo, Inc.
filed 2021-02-04
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021
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

As of January 25, 2021, there were 113,262,707 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	January 2, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,234,415	$714,939
Accounts receivable, net of allowance of $560 and $55 as of January 2, 2021 and March 28, 2020, respectively	507,078	367,172
Inventories	479,340	517,198
Prepaid expenses	42,793	37,872
Other receivables	12,621	15,016
Other current assets	46,010	38,305
Total current assets	2,322,257	1,690,502
Property and equipment, net of accumulated depreciation of $1,519,829 and $1,415,397 as of January 2, 2021 and March 28, 2020, respectively	1,232,374	1,259,203
Goodwill	2,650,912	2,614,274
Intangible assets, net	656,239	808,892
Long-term investments	31,271	22,515
Other non-current assets	148,325	165,296
Total assets	$7,041,378	$6,560,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,576	$246,954
Accrued liabilities	214,532	217,801
Current portion of long-term debt	5,091	6,893
Other current liabilities	92,699	67,355
Total current liabilities	613,898	539,003
Long-term debt	1,743,794	1,567,231
Other long-term liabilities	179,985	161,783
Total liabilities	2,537,677	2,268,017
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 113,299 and 114,625 shares issued and outstanding at January 2, 2021 and March 28, 2020, respectively	4,262,883	4,290,377
Accumulated other comprehensive income, net of tax	47,489	2,288
Retained earnings	193,329	—
Total stockholders’ equity	4,503,701	4,292,665
Total liabilities and stockholders’ equity	$7,041,378	$6,560,682
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Revenue	$1,094,834	$869,073	$2,942,577	$2,451,369
Cost of goods sold	557,082	500,962	1,587,486	1,465,387
Gross profit	537,752	368,111	1,355,091	985,982
Operating expenses:
Research and development	136,697	122,851	423,110	357,385
Selling, general and administrative	93,139	81,205	289,115	258,458
Other operating expense	8,713	10,986	29,307	49,077
Total operating expenses	238,549	215,042	741,532	664,920
Operating income	299,203	153,069	613,559	321,062
Interest expense	(17,453)	(16,900)	(59,788)	(41,457)
Interest income	467	2,874	2,929	8,112
Other (expense) income, net	(58,701)	44,148	(36,106)	42,737

Income before income taxes	223,516	183,191	520,594	330,454

Income tax expense	(22,481)	(21,835)	(85,720)	(46,519)
Net income	$201,035	$161,356	$434,874	$283,935

Net income per share:
Basic	$1.77	$1.39	$3.80	$2.42
Diluted	$1.74	$1.36	$3.74	$2.37

Weighted average shares of common stock outstanding:
Basic	113,811	116,129	114,292	117,436
Diluted	115,690	118,455	116,257	119,712

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net income	$201,035	$161,356	$434,874	$283,935
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	20,837	781	45,125	(674)
Reclassification adjustments, net of tax:
Foreign currency loss realized upon liquidation of subsidiary	15	—	15	353
Amortization of pension actuarial loss	21	34	61	102
Other comprehensive income (loss)	20,873	815	45,201	(219)
Total comprehensive income	$221,908	$162,171	$480,075	$283,716
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166
Net income	—	—	—	201,035	201,035
Other comprehensive income	—	—	20,873	—	20,873
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	63	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	188	15,608	—	—	15,608
Repurchase of common stock, including transaction costs	(1,063)	(39,754)	—	(120,269)	(160,023)
Stock-based compensation	—	18,670	—	—	18,670
Balance, January 2, 2021	113,299	$4,262,883	$47,489	$193,329	$4,503,701

Balance, September 28, 2019	116,294	$4,471,656	$(7,658)	$(198,504)	$4,265,494
Net income	—	—	—	161,356	161,356
Other comprehensive income	—	—	815	—	815
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	490	10,150	—	—	10,150
Issuance of common stock in connection with employee stock purchase plan	213	13,710	—	—	13,710
Repurchase of common stock, including transaction costs	(1,259)	(125,012)	—	—	(125,012)
Stock-based compensation	—	12,864	—	—	12,864
Balance, December 28, 2019	115,738	$4,383,368	$(6,843)	$(37,148)	$4,339,377

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	434,874	434,874
Other comprehensive income	—	—	45,201	—	45,201
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	889	(31,999)	—	—	(31,999)
Issuance of common stock in connection with employee stock purchase plan	417	31,366	—	—	31,366
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(2,632)	(98,584)	—	(241,487)	(340,071)
Stock-based compensation	—	71,723	—	—	71,723
Other	—	—	—	(20)	(20)
Balance, January 2, 2021	113,299	$4,262,883	$47,489	$193,329	$4,503,701

Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	283,935	283,935
Other comprehensive loss	—	—	(219)	—	(219)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,327	(5,459)	—	—	(5,459)
Issuance of common stock in connection with employee stock purchase plan	452	28,658	—	—	28,658
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(5,104)	(390,117)	—	—	(390,117)
Stock-based compensation	—	62,831	—	—	62,831
Balance, December 28, 2019	115,738	$4,383,368	$(6,843)	$(37,148)	$4,339,377

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$434,874	$283,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,337	172,314
Intangible assets amortization	217,781	177,930
Loss on debt extinguishment	61,991	—
Deferred income taxes	26,311	(1,207)
Gain on Cavendish investment	—	(43,008)
Stock-based compensation expense	71,154	62,210
Other, net	(128)	18,111
Changes in operating assets and liabilities:
Accounts receivable, net	(140,054)	(25,166)
Inventories	38,851	44,863
Prepaid expenses and other assets	(1,921)	2,942
Accounts payable and accrued liabilities	35,597	41,723
Income taxes payable and receivable	22,014	3,917
Other liabilities	(19,883)	(7,313)
Net cash provided by operating activities	898,924	731,251
Cash flows from investing activities:
Purchase of property and equipment	(109,505)	(129,004)
Purchase of businesses, net of cash acquired	(47,069)	(494,783)
Proceeds from sales of available-for-sale debt securities	—	1,950
Other investing activities	15,277	(1,263)
Net cash used in investing activities	(141,297)	(623,100)
Cash flows from financing activities:
Payment of debt	(1,086,744)	—
Proceeds from borrowings and debt issuances	1,206,750	659,000
Repurchase of common stock, including transaction costs	(340,071)	(390,117)
Proceeds from the issuance of common stock	28,659	37,530
Tax withholding paid on behalf of employees for restricted stock units	(37,069)	(21,013)
Other financing activities	(12,413)	(6,252)
Net cash (used in) provided by financing activities	(240,888)	279,148

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,569	(501)
Net increase in cash, cash equivalents and restricted cash	519,308	386,798
Cash, cash equivalents and restricted cash at the beginning of the period	715,612	711,382
Cash, cash equivalents and restricted cash at the end of the period	$1,234,920	$1,098,180

Non-cash investing information:
Capital expenditure adjustments included in liabilities	$45,592	$26,152

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,234,415	$1,097,724
Restricted cash included in "Other current assets" and "Other non-current assets"	505	456
Total cash, cash equivalents and restricted cash	$1,234,920	$1,098,180

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2020 was a 52-week year and fiscal 2021 is a 53-week year with the additional week included in the second fiscal quarter ended October 3, 2020.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. The Company adopted this standard using the modified retrospective transition method, in the first quarter of fiscal 2021, which resulted in a cumulative-effect adjustment to retained earnings of less than $0.1 million.

Under this new standard, the Company's trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools will be reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses which include broad-based economic indicators as well as customers' financial strength, credit standing, payment history and any historical defaults. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	January 2, 2021	March 28, 2020
Raw materials	$126,695	$112,671
Work in process	270,562	291,028
Finished goods	82,083	113,499
Total inventories	$479,340	$517,198

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. BUSINESS ACQUISITIONS

In the second quarter of fiscal 2021, the Company completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs"). During fiscal 2020, the Company completed the acquisitions of Decawave Limited ("Decawave"), Custom MMIC Design Services, Inc. ("Custom MMIC"), Cavendish Kinetics Limited ("Cavendish") and Active-Semi International, Inc. ("Active-Semi"). The operating results of these companies have been included in the Company's consolidated financial statements as of the acquisition dates.

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

The purchase price was allocated to 7Hugs' net tangible liabilities (approximately $5.4 million, which includes debt assumed), deferred tax liability (approximately $8.2 million) and an intangible asset (approximately $40.1 million, entirely related to developed technology) based on their estimated fair values. The fair value of the developed technology was determined based on an income approach using the "relief from royalty method," which estimated the value by discounting the royalties avoided by acquiring the technology to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over the estimated useful life of 10 years. The excess of the purchase price over the value of the net tangible liabilities, deferred tax liability and intangible asset resulted in goodwill of approximately $22.2 million.

The purchase price allocation includes net adjustments of approximately $3.7 million recorded in the third quarter of fiscal 2021. The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). During the three and nine months ended January 2, 2021, the Company recorded acquisition and integration costs associated with the acquisition of 7Hugs of $0.7 million and $2.1 million, respectively, in "Other operating expense" in the Condensed Consolidated Statements of Income.

Decawave Limited

On February 21, 2020, the Company acquired all of the outstanding equity interests of Decawave, a pioneer in UWB technology and provider of UWB solutions for mobile, automotive and Internet of Things ("IoT") applications, for a total purchase price of $372.2 million. The acquisition expands the Company's product and technology offerings that enable real-time, highly accurate and reliable local area precision-location services.

During the nine months ended January 2, 2021, the Company recognized a decrease to goodwill of approximately $3.1 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).

Custom MMIC Design Services, Inc.

On February 6, 2020, the Company acquired all of the outstanding equity interests of Custom MMIC, a supplier of high-performance gallium arsenide ("GaAs") and gallium nitride ("GaN") monolithic microwave integrated circuits ("MMICs") for defense and commercial applications, for a total purchase price of $91.7 million. The acquisition expands the Company's millimeter wave ("mmWave") capabilities in defense and commercial markets. On the acquisition date, the purchase price was comprised of cash consideration of $86.0 million and contingent consideration of $5.7 million (based on estimated fair value). The contingent consideration will be payable to the sellers in the first quarter of fiscal 2022 if certain revenue targets are attained over a one-year period from the acquisition date for a maximum amount payable of $10.0 million. The contingent consideration liability is included in "Accrued liabilities" and remeasured to fair value with changes recognized in "Other operating expense." The fair value of the contingent consideration liability as of January 2, 2021 was equal to the maximum amount payable of $10.0 million as a result of achieving revenue targets. See Note 6 for further information related to the fair value measurement.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the nine months ended January 2, 2021, the Company recognized a decrease to goodwill of approximately $0.6 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities, and tax estimates over the measurement period (up to one year from the acquisition date).

Cavendish Kinetics Limited

As of September 28, 2019, the Company had an investment in preferred shares in Cavendish, a private supplier of high-performance radio frequency ("RF") microelectromechanical system ("MEMS") technology for antenna tuning applications, with a carrying value of $59.4 million. The Company accounted for this investment as an equity investment without a readily determinable fair value using the measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, "Investments-Equity Securities."

On October 4, 2019, the Company acquired the remaining issued and outstanding capital of Cavendish for cash consideration of $198.4 million. The acquisition advances RF MEMS technology for applications across the Company's products and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish. This resulted in recognition of a gain of $43.0 million in the third quarter of fiscal 2020, which is recorded in "Other (expense) income, net" in the Condensed Consolidated Statements of Income.

In fiscal 2021, the Company recognized an increase to goodwill of approximately $2.0 million and a decrease to intangible assets of approximately $2.0 million as a result of finalizing the purchase price allocation.

Active-Semi International, Inc.

On May 6, 2019, the Company acquired all of the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total purchase price of $307.9 million. The acquisition expanded the Company's product offerings in power management markets.

In fiscal 2021, the Company recognized an increase to goodwill of approximately $0.1 million in connection with finalizing the purchase price allocation.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended January 2, 2021 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 28, 2020 (1)	$2,005,432	$608,842	$2,614,274
Goodwill resulting from 7Hugs acquisition (Note 4)	22,195	—	22,195
Measurement period adjustments from prior acquisitions (Note 4)	(1,075)	(514)	(1,589)
Foreign currency translation	16,032	—	16,032
Balance as of January 2, 2021 (1)	$2,042,584	$608,328	$2,650,912
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	January 2, 2021		March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,272,572	$716,397	$1,325,472	$652,400
Customer relationships	458,150	399,505	463,772	346,799
Technology licenses	2,271	1,895	3,271	2,327
Backlog	1,600	1,467	1,600	267
Trade names	1,000	458	1,200	283
In-process research and development	9,600	N/A	9,600	N/A
Foreign currency translation	35,497	4,729	6,064	11
Total	$1,780,690	$1,124,451	$1,810,979	$1,002,087

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $73.3 million and $217.8 million for the three and nine months ended January 2, 2021, respectively, and $63.1 million and $177.9 million for the three and nine months ended December 28, 2019, respectively.

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships which are accounted for using the equity method. The carrying amounts of these investments as of January 2, 2021 and March 28, 2020 were $25.7 million and $14.2 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three and nine months ended January 2, 2021, the Company recorded $1.8 million and $17.4 million of income, respectively, based on its share of the limited partnerships' earnings. These amounts are included in “Other (expense) income, net” in the Condensed Consolidated Statements of Income. During the three months ended January 2, 2021, the Company received cash distributions of $5.9 million from one of these equity method investments. The distributions were recognized as a reduction to the carrying value of the investment, the majority of which represented a return of investment in cash flows from investing activities.

Equity Investments Without a Readily Determinable Fair Value
During the fourth quarter of fiscal 2020, the Company recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value based on observable price changes present at the time. During the first quarter of fiscal 2021, the Company recorded an additional impairment of $2.8 million to fully impair this investment. This amount is recorded in “Other (expense) income, net” in the Condensed Consolidated Statement of Income.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs as of January 2, 2021 and March 28, 2020 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 2, 2021
Assets
Marketable equity securities	$644	$644	$—	$—
Invested funds in deferred compensation plan (1)	31,015	31,015	—	—
Total assets measured at fair value	$31,659	$31,659	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$31,015	$31,015	$—	$—
Contingent earn-out liability (2)	10,000	—	—	10,000
Total liabilities measured at fair value	$41,015	$31,015	$—	$10,000

March 28, 2020
Assets
Marketable equity securities	$459	$459	$—	$—
Invested funds in deferred compensation plan (1)	19,398	19,398	—	—
Total assets measured at fair value	$19,857	$19,857	$—	$—
Liabilities
Deferred compensation plan obligation (1)	$19,398	$19,398	$—	$—
Contingent earn-out liability (2)	5,700	—	—	5,700
Total liabilities measured at fair value	$25,098	$19,398	$—	$5,700
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
(2) The Company recorded a contingent earn-out liability in conjunction with the Custom MMIC acquisition. The fair value of this liability is estimated using an option pricing model and is remeasured to fair value each period with changes in fair value reported in “Other operating expense” in the Condensed Consolidated Statements of Income. As of January 2, 2021, the fair value of the contingent consideration liability was equal to the maximum amount payable of $10.0 million. No payments have been made for the contingent liability as the earn-out assessment period is still ongoing. Any anticipated payments are expected to be settled during the first quarter of fiscal 2022.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. LONG-TERM DEBT

Long-term debt as of January 2, 2021 and March 28, 2020 is as follows (in thousands):

	January 2, 2021	March 28, 2020
Term loan	$198,750	$100,000
7.00% senior notes due 2025	—	23,404
5.50% senior notes due 2026	—	900,000
4.375% senior notes due 2029	850,000	550,000
3.375% senior notes due 2031	700,000	—
Finance leases	1,648	2,252
Unamortized premium and issuance costs, net	(1,513)	(1,532)
Less current portion of long-term debt	(5,091)	(6,893)
Total long-term debt	$1,743,794	$1,567,231

Credit Agreement
On September 29, 2020, the Company and certain of its U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A. acting as administrative agent (the “Administrative Agent”) and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”).

On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the term loan under the 2017 Credit Agreement (the “2017 Term Loan”) and concurrently drew $200.0 million under the 2020 Term Loan.

Principal paid on the 2020 Term Loan during the three months ended January 2, 2021 was $1.3 million. Interest paid on the 2017 Term Loan and 2020 Term Loan during the three and nine months ended January 2, 2021 was $0.7 million and $1.5 million, respectively.

Pursuant to the 2020 Credit Agreement, the Company may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the nine months ended January 2, 2021, there were no borrowings under the Revolving Facility.

At the Company’s option, loans under the 2020 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2020 Credit Agreement) plus the Eurodollar Rate (as defined in the 2020 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.000% per annum to 1.250% per annum and is set at 1.125% per annum until the delivery of the Company’s first compliance certificate to the lenders following the fiscal quarter ended January 2, 2021. The Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum, and is set at 0.125% per annum until the delivery of the Company’s first compliance certificate to the lenders following the fiscal quarter ended January 2, 2021. Undrawn amounts under the Credit Facility are subject to a commitment fee ranging from 0.150% to 0.200%. Interest for Eurodollar Rate loans is payable at the end of each applicable interest period or at three-month intervals if such interest period exceeds three months. Interest for Base Rate loans is payable quarterly in arrears.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of January 2, 2021, the Company was in compliance with these covenants.

Senior Notes due 2025
On November 19, 2015, the Company issued $550.0 million aggregate principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes”). The 2025 Notes were senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors.

In fiscal years 2018 and 2019, the Company retired $526.6 million of the 2025 Notes. On December 1, 2020, the Company redeemed the remaining $23.4 million principal amount of the 2025 Notes using cash on hand, at a redemption price equal to 103.50% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, the Company recognized a loss on debt extinguishment of $1.0 million as "Other (expense) income, net" in the Condensed Consolidated Statements of Income. The loss on debt extinguishment consisted of a $0.8 million redemption premium and a $0.2 million write-off of the unamortized portion of the debt issuance costs.

Interest on the 2025 Notes was payable on June 1 and December 1 of each year. Interest paid on the 2025 Notes during the three and nine months ended January 2, 2021 was $0.8 million and $1.6 million, respectively. Interest paid on the 2025 Notes during the three and nine months ended December 28, 2019 was $0.8 million and $1.6 million, respectively.

Senior Notes due 2026
On July 16, 2018, the Company issued $500.0 million aggregate principal amount of its 5.50% senior notes due July 15, 2026 (the “Initial 2026 Notes”). On August 28, 2018 and March 5, 2019, the Company issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of such notes (together with the Initial 2026 Notes, the “2026 Notes”). The 2026 Notes were senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors.

On October 16, 2020, the Company redeemed all of the 2026 Notes at a redemption price equal to 106.363% of the $900.0 million principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the issuance of the 2031 Notes (as defined below) combined with cash on hand plus borrowings under the 2020 Term Loan. In connection with the redemption, the Company recognized a loss on debt extinguishment of $61.0 million as "Other (expense) income, net" in the Condensed Consolidated Statements of Income. The loss on debt extinguishment consisted of a $57.3 million redemption premium and a $3.7 million net write-off of unamortized debt issuance costs and bond premium. The primary purpose of the redemption was to reduce future interest expense.

Interest on the 2026 Notes was payable on January 15 and July 15 of each year. No interest was paid on the 2026 Notes during the three months ended January 2, 2021 and December 28, 2019. Interest paid on the 2026 Notes during the nine months ended January 2, 2021 and December 28, 2019 was $24.8 million.

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

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019 and June 11, 2020 (such indenture and supplemental indentures, collectively, the “2019 Indenture”). The 2019 Indenture contains customary events of default, including payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during the three and nine months ended January 2, 2021 was $18.6 million and $31.6 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Notes due 2031
On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the “2031 Notes”). Interest is payable on the 2031 Notes on April 1 and October 1 of each year, commencing April 1, 2021. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

The 2031 Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of January 2, 2021 was $935.2 million and $720.1 million, respectively (compared to a carrying value of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2025 Notes, the 2026 Notes and the 2029 Notes as of March 28, 2020 was $23.9 million, $962.8 million, and $489.5 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $550.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade – and the 2025 Notes and the 2026 Notes previously traded – over the counter and their fair values were estimated based upon the value of their last trade at the end of the period.

The 2020 Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the 2020 Term Loan approximated book value as of January 2, 2021.

Interest Expense
During the three and nine months ended January 2, 2021, the Company recognized total interest expense of $18.3 million and $62.9 million, respectively, primarily related to the 2026 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million and $3.1 million, respectively. During the three and nine months ended December 28, 2019, the Company recognized total interest expense of $18.3 million and $45.8 million, respectively, primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by interest capitalized to property and equipment of $1.4 million and $4.4 million, respectively.

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

During the three and nine months ended January 2, 2021, the Company repurchased approximately 1.1 million and 2.6 million shares, respectively, of its common stock for approximately $160.0 million and $340.1 million, respectively, under the current share repurchase program. As of January 2, 2021, approximately $425.8 million remained available for repurchases under the current share repurchase program.

During the three and nine months ended December 28, 2019, the Company repurchased approximately 1.3 million and 5.1 million shares, respectively, of its common stock for approximately $125.0 million and $390.1 million, respectively, under the prior and current share repurchase programs.

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

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, the Company believes there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, it is the opinion of management that these actions will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position or results of operations.

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
United States	$587,737	$423,573	$1,295,398	$1,143,995
China	305,887	281,024	1,084,120	842,112
Other Asia	83,070	80,729	243,715	229,344
Taiwan	69,492	43,156	176,171	122,189
Europe	48,648	40,591	143,173	113,729
Total revenue	$1,094,834	$869,073	$2,942,577	$2,451,369

The Company also disaggregates revenue by operating segments (see Note 12).

11. RESTRUCTURING

During fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As a result of these restructuring actions, the Company has recorded cumulative restructuring related charges totaling $93.1 million as of the end of the third quarter of fiscal 2021, including accelerated depreciation of $47.4 million (to reflect changes in estimated useful lives of certain property and equipment), impairment charges of $15.9 million (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits of $13.8 million and other exit costs of $16.0 million.  The Company expects to record additional expenses of approximately $0.1 million for employee termination benefits and other exit costs as a result of these actions.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the restructuring charges resulting from the 2019 restructuring event (in thousands):

	Three Months Ended January 2, 2021			Three Months Ended December 28, 2019
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits (1)	$—	$141	$141	$—	$1,677	$1,677
Contract termination and other associated costs	—	154	154	3,437	809	4,246
Accelerated depreciation	—	—	—	4,324	—	4,324
Total	$—	$295	$295	$7,761	$2,486	$10,247

	Nine Months Ended January 2, 2021			Nine Months Ended December 28, 2019
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits (1)	$—	$98	$98	$—	$6,291	$6,291
Contract termination and other associated costs	—	1,012	1,012	6,307	4,791	11,098
Accelerated depreciation	—	—	—	25,840	—	25,840
Total	$—	$1,110	$1,110	$32,147	$11,082	$43,229
(1) Includes reversal due to true-up of previously accrued restructuring charges.

The Company has entered into other individually immaterial restructuring plans. The Company's restructuring charges related to these plans were $0.3 million and $1.0 million for the three and nine months ended January 2, 2021, respectively, and less than $0.1 million and $0.5 million for the three and nine months ended December 28, 2019, respectively.

The following table summarizes the activity related to the Company's restructuring liabilities for the nine months ended January 2, 2021 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 28, 2020	$1,728	$270	$1,998
Costs incurred and charged to expense	873	1,220	2,093
Cash payments	(2,061)	(1,162)	(3,223)
Non-cash activity	—	(139)	(139)
Accrued restructuring balance as of January 2, 2021	$540	$189	$729

12. OPERATING SEGMENT INFORMATION

The Company's operating and reportable segments as of January 2, 2021 are Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income.

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of high-volume markets, including smartphones, wearables, laptops, tablets and IoT applications.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, Wi-Fi, smart home, automotive, and IoT.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, accelerated depreciation and asset impairment, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Revenue:
MP	$826,021	$662,109	$2,048,719	$1,841,468
IDP	268,813	206,964	893,858	609,901
Total revenue	$1,094,834	$869,073	$2,942,577	$2,451,369
Operating income (loss):
MP	$342,118	$219,778	$714,959	$553,144
IDP	59,241	32,628	219,491	97,721
All other	(102,156)	(99,337)	(320,891)	(329,803)
Operating income	299,203	153,069	613,559	321,062
Interest expense	(17,453)	(16,900)	(59,788)	(41,457)
Interest income	467	2,874	2,929	8,112
Other (expense) income, net	(58,701)	44,148	(36,106)	42,737
Income before income taxes	$223,516	$183,191	$520,594	$330,454

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Reconciliation of “All other” category:
Stock-based compensation expense	$(19,247)	$(16,381)	$(71,154)	$(62,210)
Amortization of intangible assets	(73,112)	(62,910)	(217,203)	(177,380)
Acquisition and integration related costs	(5,261)	(7,226)	(25,183)	(37,905)
Restructuring related charges	(546)	(5,956)	(2,093)	(17,850)
Accelerated depreciation and asset impairment	—	(4,324)	—	(26,897)
Other (including (loss) gain on assets, start-up costs and other miscellaneous corporate overhead)	(3,990)	(2,540)	(5,258)	(7,561)
Loss from operations for “All other”	$(102,156)	$(99,337)	$(320,891)	$(329,803)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended January 2, 2021 and December 28, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

The Company’s income tax expense was $22.5 million and $85.7 million for the three and nine months ended January 2, 2021, respectively, and the Company’s income tax expense was $21.8 million and $46.5 million for the three and nine months ended December 28, 2019, respectively. The Company’s effective tax rate was 10.1% and 16.5% for the three and nine months ended January 2, 2021, respectively, and 11.9% and 14.1% for the three and nine months ended December 28, 2019, respectively.

The Company's effective tax rate for the three and nine months ended January 2, 2021 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated, and discrete tax items recorded during the period. A discrete benefit of $3.8 million and a discrete charge of $31.4 million was recorded during the three and nine months ended January 2, 2021, respectively. The discrete charge primarily relates to the intercompany restructuring of the Cavendish intellectual property, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized.

The Company's effective tax rate for the three and nine months ended December 28, 2019 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, foreign permanent differences, the discrete treatment of post-combination compensation related expenses due to the Active-Semi and Cavendish acquisitions, and a discrete expense related to the Company’s change in its permanent reinvestment assertion for certain unrepatriated foreign earnings previously subject to U.S. federal taxation.

14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$201,035	$161,356	$434,874	$283,935
Denominator:
Denominator for basic net income per share — weighted average shares	113,811	116,129	114,292	117,436
Effect of dilutive securities:
Stock-based awards	1,879	2,326	1,965	2,276
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	115,690	118,455	116,257	119,712
Basic net income per share	$1.77	$1.39	$3.80	$2.42
Diluted net income per share	$1.74	$1.36	$3.74	$2.37

An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three and nine months ended January 2, 2021 and December 28, 2019, because the effect of their inclusion would have been anti-dilutive.

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

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. During the nine months ended January 2, 2021, we did not encounter material disruptions to our global supply chain or operations, and we believe that our cash on hand, cash flows from operations and availability under our revolving credit facility provide us with sufficient liquidity. The duration, severity, and future impact of the COVID-19 pandemic remains highly uncertain and may result in significant disruptions to our operations, including our supply chain, as well as negative impacts to our financial condition. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers' and suppliers' businesses.

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

IDP is a global supplier of RF, system-on-a-chip and power management solutions for wireless infrastructure, defense, Wi-Fi, smart home, automotive, and IoT.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income. See Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our operating segments.

THIRD QUARTER FISCAL 2021 FINANCIAL HIGHLIGHTS:

•Revenue for the third quarter of fiscal 2021 increased 26.0% as compared to the third quarter of fiscal 2020, driven primarily by higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei Technologies Co., Ltd. and affiliates ("Huawei").

•Gross margin for the third quarter of fiscal 2021 was 49.1% as compared to 42.4% for the third quarter of fiscal 2020, primarily due to the effects of increased revenue, including product mix and favorable fixed cost absorption resulting from improved factory utilization.

•Operating income was $299.2 million for the third quarter of fiscal 2021 as compared to $153.1 million for the third quarter of fiscal 2020. This increase was primarily due to higher revenue and gross margin, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel and commission expenses and increased product development spend as a result of recent acquisitions, partially offset by lower travel expense.

•Net income per diluted share was $1.74 for the third quarter of fiscal 2021 as compared to $1.36 for the third quarter of fiscal 2020.

•Capital expenditures were $36.1 million for the third quarter of fiscal 2021 as compared to $40.7 million for the third quarter of fiscal 2020.

•During the third quarter of fiscal 2021, we repurchased approximately 1.1 million shares of our common stock for approximately $160.0 million.

•During the third quarter of fiscal 2021, we redeemed all of our 5.50% senior notes due July 15, 2026 (the "2026 Notes") at a redemption price equal to 106.363% of the $900.0 million outstanding principal amount, plus accrued and unpaid interest. In connection with the redemption, we recognized a loss on debt extinguishment of $61.0 million.

•During the third quarter of fiscal 2021, we redeemed the remaining 7.00% senior notes due December 1, 2025 (the "2025 Notes") at a redemption price equal to 103.50% of the $23.4 million outstanding principal amount, plus accrued and unpaid interest. In connection with the redemption, we recognized a loss on debt extinguishment of $1.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended January 2, 2021 and December 28, 2019 (in thousands, except percentages):

	Three Months Ended
	January 2, 2021	% of Revenue	December 28, 2019	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,094,834	100.0%	$869,073	100.0%	$225,761	26.0%
Cost of goods sold	557,082	50.9	500,962	57.6	56,120	11.2
Gross profit	537,752	49.1	368,111	42.4	169,641	46.1
Research and development	136,697	12.5	122,851	14.1	13,846	11.3
Selling, general and administrative	93,139	8.5	81,205	9.4	11,934	14.7
Other operating expense	8,713	0.8	10,986	1.3	(2,273)	(20.7)
Operating income	$299,203	27.3%	$153,069	17.6%	$146,134	95.5%

	Nine Months Ended
	January 2, 2021	% of Revenue	December 28, 2019	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,942,577	100.0%	$2,451,369	100.0%	$491,208	20.0%
Cost of goods sold	1,587,486	53.9	1,465,387	59.8	122,099	8.3
Gross profit	1,355,091	46.1	985,982	40.2	369,109	37.4
Research and development	423,110	14.4	357,385	14.6	65,725	18.4
Selling, general and administrative	289,115	9.8	258,458	10.5	30,657	11.9
Other operating expense	29,307	1.0	49,077	2.0	(19,770)	(40.3)
Operating income	$613,559	20.9%	$321,062	13.1%	$292,497	91.1%

Revenue increased for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019, driven primarily by higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

Revenue increased for the nine months ended January 2, 2021 as compared to the nine months ended December 28, 2019, driven primarily by higher demand for our 5G mobile solutions, 5G base station products and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce ("Commerce") added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the Entity List maintained by Commerce, which caused us to temporarily suspend the export, reexport, and transfer of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. While we were able to ship certain products to Huawei in fiscal 2020, trade restrictions and our ability to secure any required licenses will continue to impact sales to Huawei.

Gross margin increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, primarily due to the effects of increased revenue, including product mix and favorable fixed cost absorption resulting from improved factory utilization.

Operating Expenses

Research and development expense increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, primarily due to higher personnel costs and increased product development spend as a result of recent acquisitions.

Selling, general and administrative expense increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, primarily due to higher personnel and commission expenses and increased intangible amortization expense as a result of recent acquisitions. These increases were partially offset by lower travel expense.

Other operating expense decreased for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019, primarily due to lower restructuring expenses and lower acquisition and integration-related expenses. Other operating expense decreased for the nine months ended January 2, 2021 as compared to the nine months ended December 28, 2019, primarily due to lower restructuring expenses, lower acquisition and integration-related expenses and realized gains on the sale of fixed assets.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Mobile Products

	Three Months Ended
(In thousands, except percentages)	January 2, 2021	December 28, 2019	Increase	Percentage Change
Revenue	$826,021	$662,109	$163,912	24.8%
Operating income	342,118	219,778	122,340	55.7
Operating income as a % of revenue	41.4%	33.2%

	Nine Months Ended
(In thousands, except percentages)	January 2, 2021	December 28, 2019	Increase	Percentage Change
Revenue	$2,048,719	$1,841,468	$207,251	11.3%
Operating income	714,959	553,144	161,815	29.3
Operating income as a % of revenue	34.9%	30.0%

MP revenue increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, driven primarily by higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

MP operating income increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, primarily due to the effects of increased revenue, including product mix and favorable fixed cost absorption resulting from improved factory utilization, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel and commission expenses and increased product development spend as a result of recent acquisitions, partially offset by lower travel expense.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	January 2, 2021	December 28, 2019	Increase	Percentage Change
Revenue	$268,813	$206,964	$61,849	29.9%
Operating income	59,241	32,628	26,613	81.6
Operating income as a % of revenue	22.0%	15.8%

	Nine Months Ended
(In thousands, except percentages)	January 2, 2021	December 28, 2019	Increase	Percentage Change
Revenue	$893,858	$609,901	$283,957	46.6%
Operating income	219,491	97,721	121,770	124.6
Operating income as a % of revenue	24.6%	16.0%

IDP revenue increased for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019, primarily due to higher demand for our Wi-Fi products and defense and aerospace products.

IDP revenue increased for the nine months ended January 2, 2021 as compared to the nine months ended December 28, 2019, primarily due to higher demand for our 5G base station products, Wi-Fi products and defense and aerospace products.

IDP operating income increased for the three and nine months ended January 2, 2021 as compared to the three and nine months ended December 28, 2019, primarily due to increased revenue, higher factory utilization and lower inventory adjustments, partially offset by unfavorable changes in product mix and increased operating expenses. Operating expenses increased primarily due to higher personnel and commission expenses and increased product development spend as a result of recent acquisitions, partially offset by lower travel expense.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and nine months ended January 2, 2021 and December 28, 2019.

INTEREST, OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Interest expense	$(17,453)	$(16,900)	$(59,788)	$(41,457)
Interest income	467	2,874	2,929	8,112
Other (expense) income, net	(58,701)	44,148	(36,106)	42,737
Income tax expense	(22,481)	(21,835)	(85,720)	(46,519)

Interest expense
During the three and nine months ended January 2, 2021, we recorded interest expense of $18.3 million and $62.9 million, respectively, which was partially offset by $0.9 million and $3.1 million, respectively, of capitalized interest. During the three and nine months ended December 28, 2019, we recorded interest expense of $18.3 million and $45.8 million, respectively, which was partially offset by $1.4 million and $4.4 million, respectively, of capitalized interest. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other (expense) income, net
In the third quarter of fiscal 2021, we recognized a loss on debt extinguishment of $62.0 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for information regarding our debt extinguishment activity. During the three and nine months ended January 2, 2021, we recorded $1.8 million and $17.4 million of income, respectively, based on our share of the earnings from our equity method investments.

In the third quarter of fiscal 2020, we recorded a gain of $43.0 million related to the remeasurement of our previously held equity interest in Cavendish Kinetics Limited ("Cavendish") in connection with our purchase of the remaining issued and outstanding capital of the entity. See Note 4 of the Notes to Condensed Consolidated Financial Statements for information regarding the Cavendish acquisition.

Income tax expense
Our provision for income taxes for the three and nine months ended January 2, 2021 and December 28, 2019 was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or discrete items) for those respective periods.

During the three and nine months ended January 2, 2021, we recorded income tax expense of $22.5 million and $85.7 million, respectively, which was comprised primarily of tax expense related to international operations generating pre-tax book income, and discrete tax items recorded during the period. The discrete tax expense items primarily relate to the intercompany restructuring of the Cavendish intellectual property, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized.

During the three and nine months ended December 28, 2019, we recorded income tax expense of $21.8 million and $46.5 million, respectively, which was comprised primarily of tax expense related to international operations generating pre-tax book income and the reversal of the permanent reinvestment assertion with regards to unrepatriated foreign earnings, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of January 2, 2021, we had working capital of approximately $1,708.4 million, including $1,234.4 million in cash and cash equivalents, compared to working capital of approximately $1,151.5 million, including $714.9 million in cash and cash equivalents as of March 28, 2020.

Our $1,234.4 million of total cash and cash equivalents as of January 2, 2021 includes approximately $1,003.5 million held by our foreign subsidiaries, of which $896.2 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the nine months ended January 2, 2021, we repurchased approximately 2.6 million shares of our common stock for approximately $340.1 million under our share repurchase program. As of January 2, 2021, approximately $425.8 million remained available for repurchases under the program.

Cash Flows from Operating Activities
Operating activities for the nine months ended January 2, 2021 generated cash of $898.9 million, compared to $731.3 million for the nine months ended December 28, 2019, primarily due to increased profitability, partially offset by changes in working capital driven by accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $141.3 million for the nine months ended January 2, 2021, compared to $623.1 million for the nine months ended December 28, 2019. During the nine months ended January 2, 2021, we acquired 7Hugs Labs S.A.S. for $47.7 million and during the nine months ended December 28, 2019, we acquired Active-Semi International, Inc. and Cavendish, which resulted in net cash outflows of $297.9 million and $196.8 million, respectively. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $240.9 million for the nine months ended January 2, 2021, compared to net cash provided by financing activities of $279.1 million for the nine months ended December 28, 2019. This decrease in cash flows was due primarily to our debt financing activity. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A. acting as administrative agent and a syndicate of lenders. The 2020 Credit Agreement amended and restated our previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”).

On the closing date of the 2020 Credit Agreement, we repaid the remaining principal balance of $97.5 million on the previous term loan under the 2017 Credit Agreement and concurrently drew $200.0 million under the 2020 Term Loan.

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the nine months ended January 2, 2021, there were no borrowings under the Revolving Facility.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of January 2, 2021, we were in compliance with these covenants.

2025 Notes On November 19, 2015, we issued $550.0 million aggregate principal amount of the 2025 Notes. Interest on the 2025 Notes was payable on June 1 and December 1 of each year at a rate of 7.00% per annum. The 2025 Notes were senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors.

In fiscal years 2018 and 2019, we retired $526.6 million of the 2025 Notes. On December 1, 2020, we redeemed the remaining $23.4 million principal amount of the 2025 Notes using cash on hand, at a redemption price equal to 103.50% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, we recognized a loss on debt extinguishment of $1.0 million as “Other (expense) income, net” in the Condensed Consolidated Statements of Income. The loss on debt extinguishment consisted of a $0.8 million redemption premium and a $0.2 million write-off of the unamortized portion of the debt issuance costs.

2026 Notes On July 16, 2018, we issued $500.0 million aggregate principal amount of the 2026 Notes. On August 28, 2018 and March 5, 2019, we issued an additional $130.0 million and $270.0 million, respectively, aggregate principal amount of the 2026 Notes. Interest on the 2026 Notes was payable on January 15 and July 15 of each year at a rate of 5.50% per annum. The 2026 Notes were senior unsecured obligations of the Company and guaranteed, jointly and severally, by the Guarantors.

On October 16, 2020, we redeemed all of the 2026 Notes at a redemption price equal to 106.363% of the $900.0 million principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the issuance of the

3.375% senior notes due 2031 (the "2031 Notes") combined with cash on hand plus borrowings under the 2020 Term Loan. In connection with the redemption, we recognized a loss on debt extinguishment of $61.0 million as “Other (expense) income, net” in the Condensed Consolidated Statements of Income. The loss on debt extinguishment consisted of a $57.3 million redemption premium and a $3.7 million net write-off of the unamortized portion of the debt issuance costs and the bond premium. The primary purpose of the redemption was to reduce future interest expense.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of senior notes due 2029 (the "Initial 2029 Notes"). On December 20, 2019 and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together with the Initial 2029 Notes, the "2029 Notes"). Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

2031 Notes On September 29, 2020, we issued $700.0 million aggregate principal amount of our 2031 Notes. Interest on the 2031 Notes is payable on April 1 and October 1 of each year, commencing April 1, 2021. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

For additional information regarding our long-term debt, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments At January 2, 2021, we had capital commitments of approximately $116.0 million primarily for increasing manufacturing capacity, expanding capability to support new products, equipment upgrades and cost savings initiatives.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including the long-term impact of the COVID-19 pandemic on our business, financial conditions, results of operations, cash flow, as well as market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If our existing liquidity combined with cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional debt or equity financing will not be dilutive to holders of our common stock or that additional debt or equity financing, if required, will be available on favorable terms, if at all.

Legal We are involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, we believe there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, it is our opinion that these actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position or results of operations.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2029 Notes and the 2031 Notes (collectively, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets
(in thousands)	January 2, 2021	March 28, 2020
Due from Non-Guarantors	$519,078	$484,168
Other current assets	511,978	628,660
Total current assets	$1,031,056	$1,112,828

Non-current assets	$2,460,754	$2,346,759

Current liabilities	$222,684	$253,324

Payable to Non-Guarantors	$120,299	$249,938
Other long-term liabilities	1,861,146	1,651,818
Total long-term liabilities	$1,981,445	$1,901,756

Summarized Statement of Income	Nine Months Ended
(in thousands)	January 2, 2021
Revenue	$1,083,843
Gross profit	$434,489
Income from continuing operations	$46,581
Net income	$46,581

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2021. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the ongoing COVID-19 pandemic, a significant number of our employees are working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

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

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to certain customers and suppliers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to export, reexport, and transfer products and other items in certain countries, particularly in China. For example, between July 2018 and June 2019, the Office of the United States Trade Representative imposed 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. China imposed retaliatory tariffs in response to these tariffs and subsequent additional tariffs imposed by the U.S. government. While the imposition of these tariffs has not had a direct, material adverse impact on our business, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. For example, imposition of tariffs on our customers’ products that are imported from China to the U.S. could harm sales of such products, which would harm our business. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Furthermore, we have experienced restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where exports, reexports, or transfers of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to ZTE Corporation, one of our customers. In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce (“Commerce”) added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the “Entity List” maintained by Commerce, which caused us to temporarily suspend the export, reexport, and transfer of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. Huawei accounted for 10%, 15% and 8% of our total revenue during fiscal years 2020, 2019 and 2018, respectively. While we were able to ship certain products to Huawei in fiscal 2020, trade restrictions and our ability to secure any required licenses will continue to impact sales to Huawei.

As of the date of this report, we are unable to predict the scope and duration of the export restrictions imposed on Huawei and the corresponding future effects on our business. Even if such restrictions are lifted, any financial or other penalties or continuing export restrictions imposed on Huawei could have a continuing negative impact on our future revenue and results of operations. In addition, Huawei or other foreign customers or suppliers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. Moreover, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. For example, in 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, an executive order invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that impose undue national security risks, and Commerce recently published an interim rule with regulations to implement provisions of the order. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based customers.

The loss or temporary loss of Huawei or other foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 4, 2020 to October 31, 2020	94	$134.53	94	$573.2 million
November 1, 2020 to November 28, 2020	512	$146.94	512	$498.0 million
November 29, 2020 to January 2, 2021	457	$157.87	457	$425.8 million
Total	1,063	$150.54	1,063	$425.8 million

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

ITEM 6. EXHIBITS.

10.1	2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020

22	List of Subsidiary Guarantors

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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of January 2, 2021 and March 28, 2020; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended January 2, 2021 and December 28, 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended January 2, 2021 and December 28, 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended January 2, 2021 and December 28, 2019; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended January 2, 2021 and December 28, 2019; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 4, 2021	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer