Form 10-K
period 2021-04-03
Qorvo, Inc.
filed 2021-05-24
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2021
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $14,839,992,498 as of October 3, 2020. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
As of May 13, 2021, there were 112,586,812 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2021 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended April 3, 2021.

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

PART I

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine highly differentiated technologies, systems-level expertise and manufacturing scale to serve a diverse set of customers a broad portfolio of innovative solutions that enable a more connected world.

Our design expertise and manufacturing capabilities span multiple semiconductor process technologies. Our primary wafer fabrication facilities are in North Carolina, Oregon and Texas, and our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also source products and materials through external suppliers. We have design, sales and other manufacturing facilities throughout Asia, Europe and North America.

We have two reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP"). MP is a global supplier of cellular, Ultra Wideband 802.15.4z ("UWB") and Wi-Fi solutions for a variety of applications, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT"). IDP is a global supplier of radio frequency ("RF"), system-on-a-chip ("SoC") and power management solutions for applications in wireless infrastructure, defense, Wi-Fi, smart home, automotive and IoT. Our MP segment supplies RF solutions to global consumer product companies, and our IDP segment supplies a more diverse portfolio of products with generally longer life cycles to a broader base of customers.

Industry Trends

Global demand for ubiquitous, always-on connectivity continues to increase, driving data traffic over wireless and wired networks. To keep pace with this demand, wireless and wired markets are undergoing multiyear technology upgrade cycles.

Cellular operators are migrating to 5G to improve efficiency, increase data throughput, reduce signal latency and enable massive machine-to-machine connectivity. Because 5G networks operate on different frequencies (low-, mid-, and high-band spectrum) and because they coexist with prior cellular standards, 5G deployments are increasing the content opportunity for Qorvo's high-performance gallium nitride ("GaN"), gallium arsenide ("GaAs"), and bulk acoustic wave ("BAW") infrastructure RF products.

Smartphone original equipment manufacturers ("OEMs") are adopting 5G to reduce the total cost of the delivery of data (cost/bit), increase network throughput, enable more network devices or “nodes,” and enhance how users connect, communicate and transact business. 5G architectures are more complex than 4G architectures and can include Multiple-Input/Multiple-Output (“MIMO”), transmit in the diversity path, higher frequencies with wider bandwidths and new receive paths featuring carrier aggregation (“CA”). The increased functionality is expected to add RF content and the added complexity favors best-in-class, highly integrated RF solutions. 5G smartphone units are forecast to approximately double in calendar year 2021. Beyond smartphones, 5G enables new use cases in autonomous vehicles, augmented/virtual reality, and connected IoT devices powering smart homes and smart cities, which is increasing the content opportunity for Qorvo’s high-performance GaAs, silicon on insulator ("SOI"), and BAW cellular RF products.

In Wi-Fi, network and device OEMs are migrating to next-generation standards, Wi-Fi 6 and 6E, to support the higher wireless data demand, while the new standards are enabling new IoT use cases. The U.S. Federal Communications Commission approved the use of 5.9 GHz to 7.1 GHz for Wi-Fi 6E, and additional countries are making spectrum available for Wi-Fi 6E. The multiyear upgrade to Wi-Fi 6 and 6E and the addition of new use cases are increasing the content opportunity for Qorvo’s high-performance Wi-Fi RF solutions.

In IoT, an expanding set of applications, from industrial equipment to wearable fitness trackers, are expected to comprise billions of connected intelligent devices that sense, process and communicate data. Given the diversity of applications and protocols, this is increasing the content opportunity for Qorvo’s multi-protocol (Bluetooth® Low Energy, Zigbee and Thread) ultra-low power wireless solutions. Also, there is increasing demand for secure and accurate location and data communication services, and this is increasing the content opportunity for Qorvo’s high-performance UWB solutions.

In defense and aerospace applications, the trend toward phased array radar, the shift to higher frequencies and the sharing of existing frequency bands with cellular communications are each expanding the demand for Qorvo’s high-performance defense RF technologies and solutions.

Markets

Our business is diversified primarily across the following end markets: mobile devices; cellular base stations; defense and aerospace; Wi-Fi customer premises equipment; smart home; automotive; power management; and other markets.

Mobile Devices
Our largest market, mobile devices, includes smartphones, wearables, laptops, tablets and other devices. This market is characterized by increasing demand for data throughput, the transition to 5G cellular technology and the proliferation of new communication and location-based services.

There are three major use cases for 5G: enhanced mobile broadband, ultra-low latency, and massive machine-to-machine. Enhanced mobile broadband enables faster data speeds and greater capacity. Ultra-low latency enables real-time, mission critical applications, including autonomous driving, industrial robotics and remote medical care. Massive machine-to-machine enables billions of devices to connect on a single network, to sense, communicate and process on a scale not previously possible.

The transition to 5G involves advanced RF modulation across a wide range of frequency bands, including low-band, mid-band (“sub-7 GHz”) and high-band spectrum (millimeter wave). 5G architectures introduce a series of challenges related to coexistence, signal integrity, efficiency and system complexity.

To address these challenges, mobile device manufacturers require best-in-class highly integrated RF solutions. Qorvo invests in semiconductor technology leadership, advanced packaging capabilities and systems-level expertise to provide customers high-performance discrete and highly integrated RF solutions that solve their most critical RF challenges. To enable secure precision-location services, mobile devices are adopting UWB technology, given its superior location accuracy, reliability and security versus other short-range technologies.

Cellular Base Stations
The cellular base station market is characterized by the deployment of 5G networks over sub-7 GHz and millimeter wave frequencies, often with massive MIMO active antenna arrays, which significantly increase the number of RF transmit and receive channels. These 5G networks require a broad portfolio of highly efficient RF solutions that increase capacity and expand coverage in a compact form factor. Qorvo supports the world’s leading cellular base station OEMs with a broad portfolio of RF solutions serving all major/applicable frequency bands.

Defense and Aerospace
Within the defense and aerospace markets, we focus primarily on high-power phased array radar, electronic warfare ("EW") and communications systems. We are a leading supplier of RF products and compound semiconductor foundry services to defense primes and other global defense and aerospace customers. We also engage directly with defense customers to develop next-generation semiconductor and packaging technologies.

Wi-Fi Customer Premises Equipment
Wi-Fi customer premises equipment includes routers, gateways and enterprise infrastructure. In this market, consumer and enterprise customers want broader Wi-Fi coverage and faster and more reliable connectivity for video streaming, augmented/virtual reality and other services, often in high density user environments. The evolution of the Wi-Fi standard from 802.11ac (Wi-Fi 5) to 802.11ax (Wi-Fi 6), and more recently the addition of Wi-Fi 6E, are standard changes to help meet consumer data demands. Wi-Fi is adopting higher order MIMO architectures to maximize range and capacity. With each new standard and architecture, there are new and more complex requirements for more complex RF front end solutions.

Smart Home
Smart home systems can be connected wirelessly to allow remote access and control of various household functions, enhancing convenience, entertainment, security and comfort. Smart home devices can be controlled through a computer, smartphone or through a direct peer-to-peer connection such as a voice-enabled remote control. These devices use industry-standard technologies, such as Bluetooth® Low Energy, Zigbee, and Thread to link to a central gateway that accesses the internet via Wi-Fi. Manufacturers of smart home platforms prefer standards-agnostic, multi-protocol solutions that enable coexistence of multiple radios and deliver extended battery life in a compact form factor.

Automotive
Next-generation wireless technologies are enabling new use cases in automotive wireless connectivity, including vehicle-to-everything ("V2X") applications which facilitate direct, high-speed communication. These new use cases require complex RF solutions spanning multiple protocols, including GPS, satellite radio, Long-Term Evolution ("LTE"), Wi-Fi, 5G (sub-7 GHz and millimeter wave) and UWB. In automotive applications, UWB enables more secure access than current technologies.

Power Management
Power efficiency is a core requirement in all electronics. With the trend toward more battery-operated portable devices, power management is increasingly critical to enhancing efficiency and extending battery life. Power management solutions provide customers digital control of analog power, minimize energy use, significantly reduce solution size and cost, and improve system reliability. Our advanced power management solutions are supporting the migration of consumer products to more efficient brushless DC motors and the transition of compute and storage to more responsive and reliable solid state drives.

Other Markets
Other markets in which we compete include broadband cable, point-to-point radio and biotechnology testing. In broadband cable, our DOCSIS 3.1 solutions increase bandwidth to the home to optimize upstream and downstream data connectivity. In UWB, our precision-location solutions enable secure association, navigation and location for a range of IoT applications. In emerging applications, we have developed RF-based biotechnology testing solutions using our bulk acoustic wave technology. Our technology is currently used in veterinarian applications. We plan to use our technology for human applications, beginning with COVID-19 antigen testing, given our recent emergency use authorization from the FDA.

Products

Qorvo’s broad portfolio of products improve performance, reduce complexity, enable smaller form factors and solve other critical RF challenges.

Mobile Devices
Our products include highly integrated modules incorporating various combinations of switches, power amplifiers ("PAs"), filters, multiplexers and other components, as well as RF power management integrated circuits, antenna tuners, antenna-plexers, discrete filters and duplexers, discrete switches and UWB system solutions.

Cellular Base Stations
Our integrated solutions for massive MIMO systems include switch-LNA modules, variable gain amplifiers, discrete PAs and integrated PA Doherty modules. Our GaAs and SOI solutions offer differentiated low noise performance, while our GaN PAs target higher frequency bands and combine high linearity and efficiency with low power consumption.

Defense and Aerospace
Our products for defense radar applications bring new detection capabilities to help sense, communicate and protect. Our power amplifiers support phased array radars and communication systems, and our premium filters enable interference-free connections and optimize frequency spectrum to expand network capacity and extend coverage. Our Spatium® line of solid-state, high-power products provide highly reliable, efficient broadband solutions for complex EW applications across a broad frequency spectrum. We have combined the portfolio of LNAs, mixers, phase shifters, switches, multipliers and attenuators from our acquisition of Custom MMIC Design Services, Inc. ("Custom MMIC") in fiscal 2020 with our product offerings to enable integrated multi-chip modules.

Wi-Fi Customer Premises Equipment
In Wi-Fi, we offer PAs, switches, LNAs and BAW filters. We integrate combinations of these into RF front end modules ("FEMs").

Smart Home
Qorvo offers multi-standard SoCs (Zigbee, Bluetooth® Low Energy, Thread) and single standard UWB SoCs, consisting of SoC hardware, firmware and application software. To augment the SoC, we also offer various configurations of advanced filtering and amplification as well as Wi-Fi 6 FEMs.

Automotive
We provide a variety of automotive RF connectivity products, including BAW filters, LNAs, switches, PAs and front end solutions. We also supply UWB SoC solutions. Our products meet or exceed automotive AEC-Q100 quality and reliability standards, and we supply the leading automotive OEMs, tier-1 suppliers and chipset vendors.

Power Management
We supply Power Application Controllers (PACs®) and programmable analog power ICs that significantly reduce solution size and cost, improve system reliability and shorten system development time. Our products manage voltages from 1.8V to 600V and power up to 4,000 watts.

Research and Development

We invest in research and development ("R&D") to develop advanced technologies and products necessary to serve our markets. Our R&D activities typically support large competitive design win opportunities for major programs at key customers, which require best-in-class performance, size, cost and functional density. We also invest in R&D to develop new products for broader market applications. Our R&D efforts require us to focus on both continuous improvement and innovation in fundamental areas including materials, software, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test.

We have developed multiple generations of GaAs, GaN, BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also help develop and qualify technologies in cooperation with key suppliers, including SOI and microelectromechanical system ("MEMS") technology for switches and tuners, silicon germanium ("SiGe") for amplifiers, and bulk complementary metal oxide semiconductor ("CMOS") for power management devices and SoC solutions. We combine these technologies with proprietary design methods, intellectual property ("IP") and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs. We also invest in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. In our GaN and GaAs manufacturing operations, we use several raw materials, including GaN on silicon carbide wafers and GaAs wafers. In our acoustic filter manufacturing operations, raw materials include silicon, lithium niobate and lithium tantalate. The silicon devices in our products are sourced from foundries.

Our manufacturing strategy includes a balance of internal and external capacity. Our manufacturing sites are geographically distributed, as are our suppliers. We routinely qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators. We seek to ensure that materials and manufacturing services are available from multiple sources.

During fiscal 2021, the semiconductor industry experienced supply constraints for certain items, including capacitors, laminates and silicon. We expect the industry to address these constraints over time. In addition, we have long-term strategic partnerships, and we are able to add suppliers, redesign products using alternate materials, qualify multiple silicon foundries, and extend or add supply commitments, to provide flexibility in our supply chain.

Manufacturing

The majority of our products are multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured internally or sourced from outside supply chain partners.

We operate wafer fabrication facilities for the production of BAW, GaN, GaAs, SAW and TC-SAW wafers in North Carolina, Oregon and Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and bulk CMOS, which are principally sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging ("WLP") technologies. We primarily use internal assembly facilities in China, Costa Rica, Germany and the U.S., and we also use external suppliers for these and other packaging technologies.

Manufacturing yields can vary significantly between products, based on a number of factors, including product complexity, performance requirements and the maturity of our manufacturing processes. To maximize wafer yields and quality, we test products multiple times, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the production flow.

Our internal manufacturing facilities require a high level of fixed costs, consisting primarily of occupancy costs, maintenance, repair, equipment depreciation, and labor costs related to manufacturing and process engineering.

Semiconductor fabrication requires highly controlled and clean environments. Die on a wafer can be found to be nonfunctional or wafers can be rejected due to a number of reasons, including minute impurities, variances in the fabrication process or defects in the masks used to transfer circuit patterns onto the wafers.

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

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 30% and 33% of total revenue in fiscal years 2021 and 2020, respectively. Huawei Technologies Co., Ltd. and affiliates ("Huawei") accounted for less than 5% of total revenue in fiscal 2021 and 10% of total revenue in fiscal 2020. These customers primarily purchase RF solutions for a variety of mobile devices. See Note 2 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this report for further information.

Some of our sales to overseas customers are subject to export licenses or other restrictions imposed by the U.S. Department of Commerce (see Risk Factors in Part I, Item 1A set forth in this report).

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of U.S. and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

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

Competition

We operate in a competitive industry generally characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles can be short, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer’s particular requirements. The selection process for our products is highly competitive, and our customers provide no guarantees that our products will be included in the next-generation of products introduced.

MP competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc. IDP competes primarily with Analog Devices, Inc.; Cree, Inc.; MACOM Technology Solutions Inc.; NXP Semiconductors N.V.; Silicon Laboratories Inc.; Skyworks Solutions, Inc.; STMicroelectronics N.V.; and Sumitomo Electric Device Innovations.

Many of our current and potential competitors have entrenched market positions and customer relationships, established patents and other IP and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significant financial, technical, manufacturing and marketing resources, which may allow them to more quickly implement new technologies and develop new products.

Intellectual Property

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

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We have approximately 2,180 patents that expire from 2021 to 2041. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Human Capital

We believe that our employees are our greatest assets, and we must continue to attract, develop, retain and motivate our employees to remain competitive and execute our business strategy. We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive and safe workplace, and by providing opportunities for our employees to grow and develop their careers.

As of April 3, 2021, we had approximately 8,400 employees and approximately 700 temporary employees in 21 countries. By region, approximately 50% of our total employees are located in the United States, 41% in Asia, 5% in Europe and 4% in Costa Rica. By major job function, approximately 58% are engineering or technician roles, 26% are manufacturing, and 16% are professional or other administrative.

Competitive Pay and Benefits
We provide compensation and benefit packages that we believe are competitive within the applicable market. We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including semiannual performance bonuses, stock awards, an employee stock purchase plan, retirement programs, and health and wellness benefits and programs. We benchmark our compensation and benefit packages annually to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

Employee Recruitment, Retention and Development
We are committed to recruiting, hiring, retaining, promoting and engaging a diverse workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities to recruit undergraduate and graduate students for our internship program and entry level positions. We also invest in employee development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations.

We believe our competitive compensation and benefit programs, along with career growth and development opportunities offered by us, promote longer employee tenure and reduce turnover. We monitor employee turnover rates as our success depends upon retaining and investing in our highly skilled manufacturing and technical staff. Our global attrition rate has consistently been below the technology industry average.

Diversity, Equity and Inclusion
At Qorvo, we value the uniqueness that an inclusive and diverse global team brings to our company, and we are focused on creating an environment that leverages the perspectives and contributions of each employee. Diversity, equity and inclusion principles are included in our workplace training, activities, guidelines, processes and programs. Employees are equipped with the knowledge and capabilities to welcome and embrace diversity and advocate for inclusion. Through employee-driven groups called Qorvo Employee Networks, our employees have an opportunity to connect through shared interests and goals, and spur growth through professional and personal development. These and other efforts help foster an inclusive workplace of talented employees and drive employee engagement.

Safety, Health and Wellness
We are a member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As an RBA member, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity, and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our other employee policies and procedures.

In response to the COVID-19 pandemic, we reduced business travel and instituted comprehensive safety protocols for all Qorvo facilities. We successfully transitioned a significant number of our employees to work from home and we invested in additional wellness benefits, including reimbursement programs to help employees improve home workspaces.

As always, we prioritize safe working conditions. We are committed to an injury free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks. In fiscal 2021, we achieved a declining injury rate for the third consecutive year and recorded our lowest injury rate in Qorvo's history.

Government Regulations

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We pretreat and dispose of our wastewater from our manufacturing facilities to meet or exceed regulatory requirements. Our hazardous waste is only sent to licensed and permitted disposal facilities. State agencies require us to report storage and emissions of environmentally hazardous materials, and we have retained appropriate personnel to help ensure compliance with all applicable environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations.

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

Historically, the costs to comply with applicable environmental regulations have not been material, and we currently do not expect the costs of complying with existing environmental regulations to have a material adverse effect on our liquidity, capital resources or financial condition in fiscal 2022.

We are also subject to import/export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below in Item 1A, Risk Factors) may have a material impact on our business, including our ability to sell products and to manufacture or source components.

Government regulations are subject to change in the future, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be materially impacted by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us, or other factors not perceived by us to present material risks to our business at this time, may impair our business operations, financial condition, or results of operations.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, financial condition or results of operations.

•Our operating results fluctuate and are substantially dependent on developing new products and achieving design wins as our industry’s product life cycles are short and our customers’ requirements change rapidly.

•We depend on several large customers for a substantial portion of our revenue.

•We face risks of a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.

•The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

•We depend heavily on third parties.

•We face risks related to sales through distributors.

•We face risks associated with the operation of our manufacturing facilities, and if we experience poor manufacturing yields, our operating results may suffer.

•We are subject to inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.

•We sell certain of our products based on reference designs of platform providers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

•We are subject to risks from international sales and operations.

•We may not be able to generate sufficient cash to service all of our debt, including our senior notes due 2029 and 2031, respectively, or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

•Our acquisitions and other strategic investments could fail to achieve our financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.

•In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our business and our results of operations.

•We rely on our intellectual property portfolio and may not be able to successfully protect against the use of our intellectual property by third parties, and we may be subject to claims of infringement of third-party intellectual property rights.

•Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Industry

Our operating results fluctuate.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•business, political and macroeconomic changes, including trade restrictions and recession or slowing growth in the semiconductor industry and the overall global economy;

•changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•fluctuations in demand for our customers’ products;

•our ability to forecast our customers’ demand for our products accurately;

•the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products in a timely and cost-effective manner;

•our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•our ability to achieve cost savings and improve yields and margins on our new and existing products;

•our ability to successfully integrate into our business, and realize the expected benefits of, our acquisitions and strategic investments; and

•our ability to utilize our capacity efficiently or to acquire additional capacity in response to customer demand.

Our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on developing new products and achieving design wins as our industry’s product life cycles are short and our customers’ requirements change rapidly.

Our largest markets are characterized by the frequent introduction of new products in response to evolving product requirements, driven by end user demand for more functionality, improved performance, lower costs and a variety of form factors. Our largest MP customers typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial decrease in revenue by losing a product on which we are the incumbent.

Our success depends on our ability to develop and introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times. Our successful product development depends on a number of factors, including the following:

•our ability to predict market requirements and define and design new products that address those requirements;

•our ability to design products that meet our customers’ cost, size and performance requirements;

•our ability to introduce new products that are competitive and can be manufactured at lower costs or that command higher prices based on superior performance;

•acceptance of our new product designs;

•the availability of qualified product design engineers;

•our timely completion of product designs and ramp up of new products according to our customers’ needs with acceptable manufacturing yields; and

•market acceptance of our customers’ products and the duration of the life cycle of such products.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet market or customer requirements. Most major product design opportunities that we pursue involve multiple competitors, and we could lose a new product design opportunity to a competitor that offers a lower cost or equal or superior performance. If we are unsuccessful in achieving design wins, our revenue and operating results will be adversely affected. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede a higher volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly reduce the revenue obtained from a design win. In many cases, the average selling prices of our products decline over the products’ lives, and we must achieve yield improvements, cost reductions and other productivity enhancements in order to maintain profitability. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We depend on several large customers for a substantial portion of our revenue.

A substantial portion of our MP revenue is currently from several large customers. Our future operating results will be affected by both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 39%, 43% and 47% of our revenue for fiscal years 2021, 2020 and 2019, respectively. If demand for their products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new handset for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. There is continued uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The pandemic has significantly increased economic and demand uncertainty. The continued effects of the COVID-19 pandemic may cause an economic slowdown, which would adversely affect our business, demand for our products, and the value of our common stock. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and fabrication costs. The semiconductor industry has experienced supply constraints for certain items, including capacitors, laminates and silicon. If we experience any significant difficulty in obtaining the materials used in the conduct of our business, these supply challenges may limit our ability to fully satisfy the demand for some of our products. Furthermore, the COVID-19 pandemic has created heightened risk that external suppliers may be unable to perform their obligations to us or suffer financial distress due to the economic impact of the pandemic and the regulatory measures that have been enacted by governments to contain the virus.

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

A number of factors related to our facilities will affect our business and financial results, including the following:

•our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•the significant fixed costs of operating the facilities;

•factory utilization rates;

•our ability to qualify our facilities for new products and new technologies in a timely manner;

•the availability of raw materials, the impact of the volatility of commodity pricing and tariffs imposed on raw materials, including substrates, gold, platinum and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and palladium;

•our manufacturing cycle times;

•our manufacturing yields;

•the political, regulatory and economic risks associated with our international manufacturing operations;

•potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations;

•our ability to hire, train and manage qualified production personnel;

•our compliance with applicable environmental and other laws and regulations; and

•our ability to avoid prolonged periods of down-time in our facilities for any reason.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations and business could be disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including the COVID-19 pandemic), military actions, acts of terrorism, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations.

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

Our customers test our products once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including:

•design errors;

•defects in photomasks (which are used to print circuits on a wafer);

•minute impurities and variations in materials used;

•contamination of the manufacturing environment;

•equipment failure or variations in the manufacturing processes;

•losses from broken wafers or other human error; and

•defects in substrates and packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected. Costs of product defects and deviations from required specifications include the following:

•writing off inventory;

•scrapping products that cannot be fixed;

•accepting returns of products that have been shipped;

•providing product replacements at no charge;

•reimbursement of direct and indirect costs incurred by our customers in recalling or reworking their products due to defects in our products;

•travel and personnel costs to investigate potential product quality issues and to identify or confirm the failure mechanism or root cause of product defects; and

•defending against litigation.

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

We operate in a very competitive industry and must continue to innovate.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods of underutilization. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, in the third quarter of fiscal 2019 we commenced a phased closure of a SAW filter manufacturing facility in Florida and a transfer of production to our North Carolina facility, which was completed in fiscal 2020. In

Texas, we have temporarily idled a BAW manufacturing facility. These actions resulted in impairment charges, accelerated depreciation and other restructuring related charges and expenses.

Unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates may adversely affect our financial condition, liquidity and results of operations.

We may utilize hedging strategies from time to time to mitigate the impact due to underlying exposures such as interest rates, precious metal prices, utility rates, or currency exchange rates. However, the impact from these underlying exposures cannot always be predicted or hedged, and there can be no assurance that our hedging strategies will be effective in minimizing risk.

Our acquisitions and other strategic investments could fail to achieve our financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.

As part of our business strategy, we expect to continue to review potential acquisitions and strategic investments that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•failure to complete a transaction in a timely manner, if at all, due to our inability to obtain required government or other approvals, IP disputes or other litigation, difficulty in obtaining financing on terms acceptable to us, or other unforeseen factors;

•controls, processes, and procedures of an acquired business may not adequately ensure compliance with laws and regulations, and we may fail to identify compliance issues or liabilities;

•unanticipated costs, capital expenditures or working capital requirements;

•acquisition-related charges and amortization of acquired technology and other intangibles;

•the potential loss of key employees from a company we acquire or in which we invest;

•diversion of management’s attention from our business;

•disruption of our ongoing operations;

•dis-synergies or other harm to existing business relationships with suppliers and customers;

•losses or impairment of investments from unsuccessful research and development by companies in which we invest;

•failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•unrealized expected synergies.

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

In order to compete effectively, we must hire and retain qualified employees, continue to develop leaders for key business units and functions, expand our presence in international locations and adapt to cultural norms of foreign locations and train and motivate our employee base. Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, software engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Travel bans, difficulties obtaining visas and other restrictions on international travel could make it more difficult to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

We are subject to taxation in China, Germany, Singapore, the U.S. and numerous other foreign jurisdictions. Our effective tax rate is subject to fluctuations and impacted by a number of factors, including the following:

•changes in our overall profitability and the amount of profit determined to be earned and taxed in jurisdictions with differing statutory tax rates;

•the resolution of issues arising from tax audits with various tax authorities, including those described in Note 13 of the Notes to Consolidated Financial Statements;

•changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•adjustments to income taxes upon finalization of various tax returns;

•changes in expenses not deductible for tax purposes;

•changes in available tax credits; and

•changes in tax laws, domestic and foreign, or the interpretation of such tax laws, and changes in generally accepted accounting principles.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Changes in the favorable tax status of our subsidiaries in Singapore and Costa Rica would have an adverse impact on our operating results.

Our subsidiaries in Singapore and Costa Rica have been granted tax holidays that minimize our tax expense and that are expected to be effective through December 2021 and December 2027, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Future changes in the status of either tax holiday could have a negative effect on our net income in future years.

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

We are subject to a broad array of U.S. and foreign environmental, health and safety laws and regulations. These laws and regulations include those related to the use, transportation, storage, handling, emission, discharge and recycling or disposal of hazardous materials used in our manufacturing, assembly and testing processes. Our failure to comply with any of these existing or future laws or regulations could result in:

•regulatory penalties and fines;

•legal liabilities, including financial responsibility for remedial measures if our properties are contaminated;

•expenses to secure required permits and governmental approvals;

•reputational damage;

•suspension or curtailment of our manufacturing, assembly and test processes; and

•increased costs to acquire pollution abatement or remediation equipment or to modify our equipment, facilities or manufacturing processes to bring them into compliance with applicable laws and regulations.

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

Risks Related to Our International Sales and Operations

We are subject to risks from international sales and operations.

We operate globally with sales offices and R&D activities as well as manufacturing, assembly and test facilities in multiple countries, and some of our business activities are concentrated in Asia. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S., including:

•global and local economic, social and political conditions and uncertainty;

•currency controls and fluctuations;

•formal or informal imposition of export, import or doing-business regulations, including trade sanctions, tariffs and other related restrictions;

•labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers or suppliers;

•disruptions in capital and securities and commodities trading markets;

•occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability, which may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

•pandemics and similar major health concerns, including COVID-19, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 59% of our revenue in fiscal 2021, of which approximately 39% was attributable to sales to customers located in China. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business, including our ability to sell products and to manufacture or source components.

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

The U.S. or foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to export, reexport, and transfer products and other items in certain countries, particularly in China. For example, the imposition of tariffs has not had a direct, material adverse impact on our business; however, the direct and indirect effects of tariffs and other restrictive trade actions are difficult to measure and are only one part of economic and trade policy.

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where exports, reexports, or transfers of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to ZTE Corporation, one of our customers. In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce (“Commerce”) added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the “Entity List” maintained by Commerce, which caused us to temporarily suspend the export, reexport, and transfer of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. Huawei accounted for less than 5% of total revenue in fiscal 2021 and 10% of total revenue in fiscal 2020. While we were able to ship certain products to Huawei in fiscal years 2021 and 2020, trade restrictions and our ability to secure any required licenses will continue to impact sales to Huawei.

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

We cannot predict what further actions may ultimately be taken with respect to tariffs or other trade measures between the U.S. and China or other countries, what products or entities may be subject to such actions, or what actions may be taken by other countries in response. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our debt, including our senior notes due 2029 and 2031, respectively, or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

On September 29, 2020, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of lenders (the “2020 Credit Agreement”). The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”).

In September 2019, December 2019 and June 2020, we issued $350.0 million, $200.0 million and $300.0 million, respectively, aggregate principal amount of 4.375% senior notes due 2029 (the “2029 Notes”) pursuant to an indenture dated as of September 30, 2019 (as supplemented, the “2019 Indenture”). In September 2020, we issued $700.0 million aggregate principal amount of 3.375% senior notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”) pursuant to an indenture dated as of September 29, 2020 (the “2020 Indenture,” and together with the 2019 Indenture, the “Indentures”).

Our ability to make scheduled payments on or to refinance our debt obligations, including the 2020 Term Loan and the Notes, and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt, including the 2020 Term Loan and the Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the 2020 Credit Agreement and the Indentures limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt at or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement governing the Revolving Facility and the Term Loan and the Indentures governing the Notes contain a number of significant restrictions and covenants that limit our ability to:

•incur additional debt;

•pay dividends, make other distributions or repurchase or redeem our capital stock;

•prepay, redeem or repurchase certain debt;

•make loans and investments;

•sell, transfer or otherwise dispose of assets;

•incur or permit to exist certain liens;

•enter into certain types of transactions with affiliates;

•enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•consolidate, amalgamate, merge or sell all or substantially all of our assets.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the 2020 Credit Agreement requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the Revolving Facility. If we violate covenants under the 2020 Credit Agreement and are unable to obtain a waiver from our lenders, our debt under the Revolving Facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Risks Related to Information Technology and Data Privacy

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

Our operating results may be adversely affected if third parties were to assert claims that our products infringed their patent, copyright or other intellectual property rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in any such litigation could have adverse effects on our business, which may include injunctions, exclusion orders and royalty payments to third parties. In addition, if one of our customers or another supplier to one of our customers were found to be infringing on third-party intellectual property rights, such a finding could adversely affect the demand for our products.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to dissemination of our proprietary information.

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

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our and our customers’ proprietary information may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

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

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

Risks Related to Owning our Common Stock

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, deterring, preventing or rendering more difficult, a change in control of Qorvo that our stockholders might consider to be in their best interests. These provisions include:

•granting to the board of directors sole power to set the number of directors and fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•the ability of the board of directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the board of directors;

•the inability of stockholders to call special meetings of stockholders;

•establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings; and

•the inability of stockholders to act by written consent.

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

The price of our common stock, which is traded on the Nasdaq Global Select Market, has been and may continue to be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•general market and economic and political conditions, including market conditions in the semiconductor industry;

•actual or expected variations in quarterly operating results;

•pandemics and similar major health concerns, including the COVID-19 pandemic;

•differences between actual operating results and those expected by investors and analysts;

•changes in recommendations by securities analysts;

•operations and stock performance of competitors and major customers;

•accounting charges, including charges relating to the impairment of goodwill and restructuring;

•significant acquisitions, strategic alliances, capital commitments, or new products announced by us or by our competitors;

•sales of our common stock, including sales by our directors and officers or significant investors;

•repurchases of our common stock;

•recruitment or departure of key personnel; and

•loss of key customers.

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

The following table sets forth our primary production facilities as of April 3, 2021:

Location	Owned/Leased	Primary Function
Greensboro, North Carolina	Owned	Wafer fabrication
Hillsboro, Oregon	Owned	Wafer fabrication
Richardson, Texas	Owned	Wafer fabrication, assembly and test
Beijing, China (1)	Owned	Module assembly and test
Dezhou, China	Leased	Module assembly and test
Heredia, Costa Rica	Owned	Filter assembly and test
Nuremberg, Germany	Leased	Packaging and test
(1) We hold land-use rights for the land associated with this property.

Our wafer fabrication facility (owned) in Farmers Branch, Texas, has been idled, and the wafer fabrication operations in our Apopka, Florida facility (owned) were consolidated into our Greensboro, North Carolina facility during fiscal 2020.  The Apopka, Florida facility is currently used by Qorvo as a research and development center.

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

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading "Legal Matters" in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 13, 2021, there were 659 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).
We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

PERFORMANCE GRAPH

	April 2, 2016	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021
Qorvo, Inc.	$100.00	$134.91	$138.63	$141.15	$158.78	$379.57
Nasdaq Composite	$100.00	$122.88	$148.39	$164.16	$165.30	$286.63
S&P 500	$100.00	$117.17	$133.57	$146.25	$136.05	$212.71
Nasdaq Electronic Components	$100.00	$143.46	$196.39	$196.51	$205.57	$390.06

Notes:

A. The index level for all series assumes that $100.00 was invested in our common stock and each index on April 2, 2016.
B.The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.
C.The indexes are reweighted daily using the market capitalization on the previous trading day.
D.If the month end is not a trading day, the preceding trading day is used.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 3, 2021 to January 30, 2021	70	$176.85	70	$413.6 million
January 31, 2021 to February 27, 2021	503	$173.37	503	$326.3 million
February 28, 2021 to April 3, 2021	437	$172.77	437	$250.8 million
Total	1,010	$173.35	1,010	$250.8 million

On October 31, 2019, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding common stock, which included approximately $117.0 million authorized under the prior program which was terminated concurrent with this authorization. Under this program, share repurchases were made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The number and timing of shares repurchased depended on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program did not require us to repurchase a minimum number of shares and did not have a fixed term. On May 5, 2021, we announced that our Board of Directors authorized a new share repurchase program. See Note 16 and Note 18 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto, set forth in Part II, Item 8 of this report.

OVERVIEW

Company

Qorvo® is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine highly differentiated technologies, systems-level expertise and manufacturing scale to serve a diverse set of customers a broad portfolio of innovative solutions that enable a more connected world.

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. During fiscal 2021, we did not encounter material disruptions to our global supply chain or operations, and we believe that our cash on hand, cash flow from operations and availability under our revolving credit facility provide us with sufficient liquidity. The duration, severity and future impact of the COVID-19 pandemic remains uncertain and may result in significant disruptions to our operations, including our supply chain, and may negatively impact our financial condition. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as on our customers' and suppliers' businesses.

As always, we are committed to protecting the health and safety of our employees in all locations.  We implemented multiple protocols in our facilities worldwide, including increased cleaning and sanitation procedures, pre-shift temperature screenings, and enhanced use of personal protective equipment.  In addition, we have taken steps to effectively implement social distancing, including rotating shifts and remote-work options whenever possible.

Business Segments

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in two operating segments, which are also our reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of applications, including smartphones, wearables, laptops, tablets and IoT.

IDP is a global supplier of RF, SoC and power management solutions for applications in wireless infrastructure, defense, Wi-Fi, smart home, automotive and IoT.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM") and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each reportable segment primarily based on operating income. For financial information about the results of our reportable operating segments for each of the last three fiscal years, refer to Note 17 of the Notes to Consolidated Financial Statements.

Fiscal 2021 Financial Highlights

•Revenue increased 24.0% in fiscal 2021 to $4,015.3 million, compared to $3,239.1 million in fiscal 2020, driven primarily by higher demand for our 5G mobile solutions, 5G base station products and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

•Gross margin for fiscal 2021 was 46.9%, compared to 40.8% in fiscal 2020, primarily due to increased volume, improved mix, and higher factory utilization associated with the ramp of 5G, Wi-Fi 6, and other products. Productivity and lower inventory charges also contributed to gross margin expansion, partially offset by more moderate price effects.

•Operating income was $906.6 million in fiscal 2021, compared to $423.2 million in fiscal 2020. This increase was primarily due to higher revenue and higher gross margin, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel costs and increased product development spend, partially offset by lower acquisition and integration related expenses and lower travel expense.

•Net income per diluted share was $6.32 for fiscal 2021, compared to net income per diluted share of $2.80 for fiscal 2020.

•Cash flow from operations was $1,301.9 million for fiscal 2021, compared to $945.6 million for fiscal 2020. This year-over-year increase was primarily due to increased profitability, partially offset by changes in working capital driven by accounts receivable.

•Capital expenditures were $187.0 million in fiscal 2021, compared to $164.1 million in fiscal 2020. Our capital expenditures in fiscal 2021 included investments in premium filter capacity.

•We completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs") for a total purchase price of $48.7 million, including cash acquired of $1.0 million.

•We issued an additional $300.0 million aggregate principal amount of the 2029 Notes.

•We issued $700.0 million aggregate principal amount of the 2031 Notes.

•We entered into a five-year unsecured credit facility, which includes a senior term loan (the "2020 Term Loan") of up to $200.0 million. On the closing date, we drew the full amount of the 2020 Term Loan and concurrently repaid the $97.5 million remaining principal balance of the term loan under a previous credit facility.

•We redeemed all of our 5.50% senior notes due July 15, 2026 (the "2026 Notes") at a redemption price equal to 106.363% of the $900.0 million outstanding principal amount, plus accrued and unpaid interest. In connection with the redemption, we recognized a loss on debt extinguishment of $61.0 million.

•We redeemed the remaining 7.00% senior notes due December 1, 2025 (the "2025 Notes") at a redemption price equal to 103.50% of the $23.4 million outstanding principal amount, plus accrued and unpaid interest. In connection with the redemption, we recognized a loss on debt extinguishment of $1.0 million.

•We repurchased approximately 3.6 million shares of our common stock for approximately $515.1 million.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2021 and 2020 along with a year-over-year comparison. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on May 20, 2020, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended March 30, 2019 along with a year-over-year comparison between fiscal years 2020 and 2019.

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percentage Change
Revenue	$4,015,307	100.0%	$3,239,141	100.0%	$776,166	24.0%
Cost of goods sold	2,131,741	53.1	1,917,378	59.2	214,363	11.2
Gross profit	1,883,566	46.9	1,321,763	40.8	561,803	42.5
Research and development	570,395	14.2	484,414	14.9	85,981	17.7
Selling, general and administrative	367,238	9.1	343,569	10.6	23,669	6.9
Other operating expense	39,306	1.0	70,564	2.2	(31,258)	(44.3)
Operating income	$906,627	22.6%	$423,216	13.1%	$483,411	114.2%

Revenue

Revenue increased primarily due to higher demand for our 5G mobile solutions, 5G base station products and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

We provided our products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for 30% and 33% of total revenue in fiscal years 2021 and 2020, respectively. Huawei accounted for less than 5% of total revenue in fiscal 2021 and 10% of total revenue in fiscal 2020. These customers primarily purchase RF solutions for a variety of mobile devices. See Note 2 of the Notes to Consolidated Financial Statements for further information.

In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce ("Commerce") added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the Entity List maintained by Commerce, which caused us to temporarily suspend the export, reexport, and transfer of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. While we were able to ship certain products to Huawei in fiscal years 2021 and 2020, trade restrictions and our ability to secure any required licenses will continue to impact sales to Huawei.

International shipments amounted to $2,384.2 million in fiscal 2021 (approximately 59% of revenue) compared to $1,770.8 million in fiscal 2020 (approximately 55% of revenue). Shipments to Asia totaled $2,191.2 million in fiscal 2021 (approximately 55% of revenue) compared to $1,616.4 million in fiscal 2020 (approximately 50% of revenue).

Gross Margin

Gross margin increased primarily due to increased volume, improved mix, and higher factory utilization associated with the ramp of 5G, Wi-Fi 6, and other products. Productivity and lower inventory charges also contributed to gross margin expansion, partially offset by more moderate price effects.

Operating Expenses

Research and Development

R&D spending increased primarily due to higher personnel costs and increased product development spend, partially offset by lower travel expense.

Selling, General and Administrative

Selling, general and administrative expense increased primarily due to higher personnel and commission expenses, partially offset by lower travel expense and lower intangible amortization expense.

Other Operating Expense

In fiscal 2021, we recognized $27.3 million of post-combination compensation expense as well as other acquisition and integration related costs. In fiscal 2021, we also recorded restructuring related charges of $2.7 million related to employee termination benefits and other exit costs as a result of restructuring actions.

In fiscal 2020, we recognized $50.9 million of post-combination compensation expense as well as other acquisition and integration related costs. In fiscal 2020, we also recorded restructuring related charges of $13.4 million related to employee termination benefits and other exit costs as a result of restructuring actions.

See Note 5 of the Notes to Consolidated Financial Statements for information on business acquisitions and see Note 12 of the Notes to Consolidated Financial Statements for information on restructuring actions.

Operating Segments

Mobile Products

	Fiscal Year		Increase
(In thousands, except percentages)	2021	2020	Dollars	Percentage Change
Revenue	$2,856,813	$2,397,740	$459,073	19.1%
Operating income	1,008,171	715,514	292,657	40.9
Operating income as a % of revenue	35.3%	29.8%

MP revenue increased primarily due to higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower shipments of our mobile products to Huawei.

MP operating income increased primarily due to increased volume, improved mix, and higher factory utilization and productivity associated with the ramp of 5G mobile solutions and Wi-Fi products, partially offset by more moderate price effects and higher operating expenses. Operating expenses increased primarily due to higher personnel costs and increased product development spend, partially offset by lower travel expense.

Infrastructure and Defense Products

	Fiscal Year		Increase
(In thousands, except percentages)	2021	2020	Dollars	Percentage Change
Revenue	$1,158,494	$841,401	$317,093	37.7%
Operating income	283,507	145,295	138,212	95.1
Operating income as a % of revenue	24.5%	17.3%

IDP revenue increased primarily due to higher demand for our 5G base station products, Wi-Fi products and defense and aerospace products.

IDP operating income increased primarily due to increased revenue, higher factory utilization and lower inventory adjustments, partially offset by unfavorable changes in product mix and increased operating expenses. Operating expenses increased primarily due to higher personnel costs and increased product development spend, partially offset by lower travel expense.

See Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2021, 2020 and 2019.

INTEREST, OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2021	2020
Interest expense	$(75,198)	$(60,392)
Other (expense) income, net	(24,049)	32,265
Income tax expense	(73,769)	(60,764)

Interest expense

We recognized $79.3 million of interest expense in fiscal 2021 primarily related to the 2026 Notes, the 2029 Notes and the 2031 Notes. We recognized $66.0 million of interest expense in fiscal 2020 primarily related to the 2026 Notes and the 2029 Notes. Interest expense in the preceding table for fiscal years 2021 and 2020 is net of capitalized interest of $4.1 million and $5.6 million, respectively.

Other (expense) income, net

During fiscal 2021, we recognized a loss on debt extinguishment of $62.0 million. See Note 9 of the Notes to Consolidated Financial Statements for information regarding our debt extinguishment activity. During fiscal 2021, we recorded $21.5 million of income based on our share of the earnings from our equity method investments.

During fiscal 2020, we recorded a gain of $43.0 million related to the remeasurement of our previously held equity interest in Cavendish Kinetics Limited ("Cavendish") in connection with our purchase of the remaining issued and outstanding capital of the entity. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Cavendish acquisition. During fiscal 2020, we recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value. See Note 7 of the Notes to Consolidated Financial Statements for information regarding our investments.

Income tax expense

Income tax expense for fiscal 2021 was $73.8 million. This was primarily comprised of tax expense related to domestic and international operations generating pre-tax book income, the impact of the Tax Act's GILTI provisions, taxes on certain foreign earnings which are not permanently reinvested, and an increase in gross unrecognized tax benefits, offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. For fiscal 2021, this resulted in an annual effective tax rate of 9.1%.

Income tax expense for fiscal 2020 was $60.8 million. This was primarily comprised of tax expense related to international operations generating pre-tax book income, the impact of the Tax Act's GILTI provisions, the reversal of the permanent reinvestment assertion with regards to certain unrepatriated foreign earnings, and an increase in gross unrecognized tax benefits, offset by a tax benefit related to international operations generating pre-tax book losses and domestic tax credits. For fiscal 2020, this resulted in an annual effective tax rate of 15.4%.

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2021 and 2020, the valuation allowance against domestic and foreign deferred tax assets was $36.5 million and $35.3 million, respectively.

See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

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

As of April 3, 2021, total remaining unearned compensation cost related to unvested restricted stock units was $103.7 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of April 3, 2021, we had working capital of approximately $1,802.2 million, including $1,397.9 million in cash and cash equivalents, compared to working capital of $1,151.5 million, including $714.9 million in cash and cash equivalents, as of March 28, 2020.

Our $1,397.9 million of total cash and cash equivalents as of April 3, 2021, includes approximately $1,070.3 million held by our foreign subsidiaries, of which $954.8 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

At this time, we are not able to estimate the long-term impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flow. We believe we have sufficient liquidity available from operating cash flow, cash on hand, and availability under our revolving credit facility. However, as the situation continues to evolve, we will assess our liquidity needs, evaluate available alternatives and take appropriate actions.

Credit Agreement

On September 29, 2020, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A. acting as administrative agent and a syndicate of lenders. The 2020 Credit Agreement amended and restated our previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes the 2020 Term Loan and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”).

During fiscal 2021, we made principal payments totaling $2.5 million on the term loan under the 2017 Credit Agreement (the “2017 Term Loan”). On the closing date of the 2020 Credit Agreement, we repaid the remaining principal balance of $97.5 million on the 2017 Term Loan and concurrently drew $200.0 million under the 2020 Term Loan.

During fiscal 2021, we made principal payments totaling $2.5 million on the 2020 Term Loan. Interest paid on the 2017 Term Loan and 2020 Term Loan during fiscal years 2021 and 2020 was $2.1 million and $2.4 million, respectively.

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During fiscal 2021, there were no borrowings under the Revolving Facility.

See Note 9 of the Notes to Consolidated Financial Statements for further information about the Credit Agreement, including applicable interest rates and financial covenants. As of April 3, 2021, we were in compliance with all the financial covenants under the Credit Agreement.

Stock Repurchases

On October 31, 2019, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding common stock, which included approximately $117.0 million authorized under the prior program which was terminated concurrent with this authorization. Under this program, share repurchases were made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The number and timing of shares repurchased depended on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program did not require us to repurchase a minimum number of shares and did not have a fixed term.

We repurchased 3.6 million shares, 6.4 million shares and 9.1 million shares of our common stock during fiscal years 2021, 2020 and 2019, respectively, at an aggregate cost of $515.1 million, $515.1 million and $638.1 million, respectively. On May 5, 2021, we announced that our Board of Directors authorized a new share repurchase program. See Note 18 of the Notes to Consolidated Financial Statements for further discussion of our new repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2021 generated cash of $1,301.9 million, compared to $945.6 million in fiscal 2020, primarily due to increased profitability, partially offset by changes in working capital driven by accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2021 was $218.7 million, compared to $1,105.7 million in fiscal 2020. During fiscal 2021, we acquired 7Hugs for $47.7 million and during fiscal 2020, we acquired Active-Semi International, Inc., Cavendish, Custom MMIC and Decawave Limited, which resulted in net cash outflows of $946.0 million. See Note 5 of the Notes to Consolidated Financial Statements for further information.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2021 was $401.9 million, compared to net cash provided by financing activities of $165.6 million in fiscal 2020. This decrease in cash flows was due primarily to our debt financing activity. See Note 9 of the Notes to Consolidated Financial Statements for further information.

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

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or operating income during fiscal years 2021 and 2020. However, there can be no assurance that our business will not be affected by inflation in the future.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 3, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Period
	Total Payments	2022	2023-2024	2025-2026	2027 and thereafter
Capital commitments (1)	$78,879	$78,879	$—	$—	$—
Purchase obligations (2)	340,351	284,443	52,242	3,666	—
Leases	94,396	17,691	24,927	17,814	33,964
Long-term debt obligations (3)	2,328,592	68,259	129,393	302,253	1,828,687
Total	$2,936,614	$466,963	$231,489	$341,547	$1,896,615
(1) Capital commitments represent obligations for the purchase of property and equipment, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 3, 2021.
(2) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 3, 2021.
(3) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2029 Notes, the 2031 Notes and the 2020 Term Loan, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of April 3, 2021. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. See Note 9 of the Notes to Consolidated Financial Statements for further information.

Other Contractual Obligations

As of April 3, 2021, in addition to the amounts shown in the contractual obligations table above, we have $140.3 million of unrecognized income tax benefits and accrued interest and penalties, of which $21.2 million has been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax. We have elected to pay the remaining obligation of $5.4 million, which has been recorded as a liability, over four years. See Note 13 of the Notes to Consolidated Financial Statements for further information.

As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have two pension plans in Germany with a combined benefit obligation of approximately $14.0 million as of April 3, 2021. Pension benefit payments are not included in the schedule above due to the uncertainty regarding the amount and timing of any future cash outflows. Pension benefit payments were approximately $0.3 million in fiscal 2021 and are expected to be approximately $0.3 million in fiscal 2022.

We also offer a non-qualified deferred compensation plan to eligible participants to defer and invest a specified percentage of their cash compensation. We record an obligation under the plan for the distributions to be made to participants upon certain triggering events. Although participants are required to make distribution elections at the time of enrollment, the amount and timing of any future cash outflows is uncertain until such triggering events occur. The total deferred compensation obligation as of April 3, 2021 was $32.8 million, of which $1.2 million is estimated to be paid out in fiscal 2022. See Note 10 of the Notes to Consolidated Financial Statements for further information.

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the Indentures, our obligations under the 2029 Notes and the 2031 Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Annual Report on Form 10-K. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the 2029 Notes and the 2031 Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets (in thousands)	April 3, 2021	March 28, 2020
Due from Non-Guarantors	$532,440	$484,168
Other current assets	610,646	628,660
Total current assets	$1,143,086	$1,112,828

Non-current assets	$2,450,960	$2,346,759

Current liabilities	$240,943	$253,324

Payable to Non-Guarantors	$395,323	$249,938
Other long-term liabilities	1,855,343	1,651,818
Total long-term liabilities	$2,250,666	$1,901,756

Summarized Statement of Income (in thousands)	Fiscal Year 2021
Revenue	$1,366,904
Gross profit	$508,576
Income from continuing operations	$18,899
Net income	$18,899

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective. See Note 1 of the Notes to Consolidated Financial Statements.

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2021 and 2020.

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

Business Acquisitions. We allocate the fair value of the purchase price to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded to goodwill. Goodwill is assigned to our reporting unit that is expected to benefit from the synergies of the business combination.

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

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any purchase price adjustments are recognized in our Consolidated Statements of Income.

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

In fiscal years 2021 and 2019, we completed qualitative assessments and concluded that based on the relevant facts and circumstances, it was more likely than not that each reporting unit’s fair value exceeded its related carrying value and no further impairment testing was required.

In fiscal 2020, we performed a quantitative impairment test. Our quantitative impairment test considered both the income approach and the market approach to estimate each reporting unit’s fair value. The resulting fair value, based on the income and market approaches, was then compared to the carrying value to determine if impairment is necessary. As a result of the quantitative analysis performed, it was determined that the fair value of each of our reporting units substantially exceeded their carrying values.

Identified Intangible Assets. We amortize finite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful life. In-process research and development ("IPRD") assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition; initially, these are classified as IPRD and are not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to a refund or adjustment to determine the net consideration to which we expect to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors, and represents less than 7% of net revenue. We determine variable consideration by estimating the most likely amount of consideration we expect to receive from the customer. Our terms and conditions do not give our customers a right of return associated with the original sale of our products. However, we may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. We reduce revenue and record reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from our customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within our standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of April 3, 2021 and March 28, 2020.

We invoice customers upon shipment and recognize revenues in accordance with delivery terms. As of April 3, 2021, we had $87.5 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

We include shipping charges billed to customers in "Revenue" and include the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Income. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Consolidated Statements of Income.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Consolidated Statements of Income) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore no remaining period exists over which to amortize the commissions.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities, and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting pronouncements recently adopted, see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

The primary objective of our financial risk management activities is to reduce the negative financial impact resulting from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices (the “Underlying Exposures”). We manage these Underlying Exposures through operational means as well as through the use of various financial instruments when deemed appropriate. The method and extent to which we are able to reduce the financial impact related to the Underlying Exposures may vary over time. Similarly, there can be no assurance that our financial risk management activities will be successful in mitigating the financial impact resulting from movements in the Underlying Exposures.

Interest Rate Risk

We are exposed to interest rate risk via the terms of our Credit Facility, which is comprised of the 2020 Term Loan and Revolving Facility with variable interest rates. See Note 9 of the Notes to Consolidated Financial Statements for further information. The outstanding balance related to the Credit Facility as of April 3, 2021 was $197.5 million. A potential change in the associated interest rates would be immaterial to the results of our operations.

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

For fiscal 2021, we incurred a foreign currency loss of $3.8 million as compared to a loss of $2.2 million in fiscal 2020, which is recorded in “Other (expense) income, net.”

Our financial instrument holdings, including foreign receivables, cash and payables at April 3, 2021, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $5.7 million in fiscal 2021. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $4.7 million in fiscal 2021.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to equity market price risk. Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investments.  As of April 3, 2021, our marketable equity investments were immaterial. See Note 7 of the Notes to Consolidated Financial Statements for further information.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	April 3, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,397,880	$714,939
Accounts receivable, net of allowance of $331 and $55 as of April 3, 2021 and March 28, 2020, respectively	457,431	367,172
Inventories	507,787	517,198
Prepaid expenses	41,572	37,872
Other receivables	27,324	15,016
Other current assets	51,810	38,305
Total current assets	2,483,804	1,690,502
Property and equipment, net	1,266,031	1,259,203
Goodwill	2,642,708	2,614,274
Intangible assets, net	611,155	808,892
Long-term investments	35,370	22,515
Other non-current assets	182,402	165,296
Total assets	$7,221,470	$6,560,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$313,868	$246,954
Accrued liabilities	255,060	217,801
Current portion of long-term debt	5,092	6,893
Other current liabilities	107,561	67,355
Total current liabilities	681,581	539,003
Long-term debt	1,742,550	1,567,231
Other long-term liabilities	167,914	161,783
Total liabilities	2,592,045	2,268,017
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 112,557 and 114,625 shares issued and outstanding at April 3, 2021 and March 28, 2020, respectively	4,244,740	4,290,377
Accumulated other comprehensive income	29,649	2,288
Retained earnings	355,036	—
Total stockholders’ equity	4,629,425	4,292,665
Total liabilities and stockholders’ equity	$7,221,470	$6,560,682

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year
	2021	2020	2019

Revenue	$4,015,307	$3,239,141	$3,090,325
Cost of goods sold	2,131,741	1,917,378	1,895,142
Gross profit	1,883,566	1,321,763	1,195,183

Operating expenses:
Research and development	570,395	484,414	450,482
Selling, general and administrative	367,238	343,569	476,074
Other operating expense	39,306	70,564	52,161
Total operating expenses	976,939	898,547	978,717
Operating income	906,627	423,216	216,466

Interest expense	(75,198)	(60,392)	(43,963)
Other (expense) income, net	(24,049)	32,265	(80,711)
Income before income taxes	807,380	395,089	91,792

Income tax (expense) benefit	(73,769)	(60,764)	41,333
Net income	$733,611	$334,325	$133,125

Net income per share:
Basic	$6.43	$2.86	$1.07
Diluted	$6.32	$2.80	$1.05

Weighted average shares of common stock outstanding:
Basic	114,034	117,007	124,534
Diluted	116,016	119,293	127,356

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year
	2021	2020	2019
Net income	$733,611	$334,325	$133,125
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale debt securities	—	—	85
Change in pension liability	(597)	501	(651)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	27,859	7,923	(3,396)
Reclassification adjustments, net of tax:
Foreign currency loss realized upon liquidation of subsidiary	16	353	—
Amortization of pension actuarial loss	83	135	90
Other comprehensive income (loss)	27,361	8,912	(3,872)
Total comprehensive income	$760,972	$343,237	$129,253

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total
Balance, March 31, 2018	126,322	$5,237,085	$(2,752)	$(458,769)	$4,775,564
Net income	—	—	—	133,125	133,125
Other comprehensive loss	—	—	(3,872)	—	(3,872)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,368	(10,833)	—	—	(10,833)
Issuance of common stock in connection with employee stock purchase plan	468	26,817	—	—	26,817
Cumulative-effect adoption of ASU 2014-09	—	—	—	4,492	4,492
Repurchase of common stock, including transaction costs	(9,095)	(638,074)	—	—	(638,074)
Stock-based compensation	—	72,460	—	—	72,460
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	334,325	334,325
Other comprehensive income	—	—	8,912	—	8,912
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,551	(974)	—	—	(974)
Issuance of common stock in connection with employee stock purchase plan	452	28,657	—	—	28,657
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(6,441)	(501,868)	—	(13,263)	(515,131)
Stock-based compensation	—	77,107	—	—	77,107
Other	—	—	—	21	21
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	733,611	733,611
Other comprehensive income	—	—	27,361	—	27,361
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,157	(29,163)	—	—	(29,163)
Issuance of common stock in connection with employee stock purchase plan	417	31,366	—	—	31,366
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(3,642)	(136,568)	—	(378,516)	(515,084)
Stock-based compensation	—	88,728	—	—	88,728
Other	—	—	—	(21)	(21)
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net income	$733,611	$334,325	$133,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203,206	221,632	208,646
Intangible assets amortization	252,898	247,299	454,451
Loss on debt extinguishment	61,991	—	90,201
Deferred income taxes	(18,136)	(11,099)	(70,169)
Gain on Cavendish investment	—	(43,008)	—
Impairment of equity investment	2,775	18,339	—
Asset impairment	—	1,057	15,901
Stock-based compensation expense	89,322	75,978	71,580
Other, net	(2,151)	22,474	2,711
Changes in operating assets and liabilities:
Accounts receivable, net	(91,275)	21,029	(32,119)
Inventories	9,390	10,252	(39,590)
Prepaid expenses and other assets	(18,490)	(14,513)	13,343
Accounts payable	34,201	15,425	15,167
Accrued liabilities	30,671	48,670	(3,899)
Income taxes payable and receivable	34,618	12,935	(38,206)
Other liabilities	(20,778)	(15,149)	(10,778)
Net cash provided by operating activities	1,301,853	945,646	810,364
Cash flows from investing activities:
Purchases of property and equipment	(186,960)	(164,104)	(220,937)
Purchases of available-for-sale debt securities	—	—	(132,732)
Proceeds from sales and maturities of available-for-sale debt securities	—	1,950	133,132
Purchases of businesses, net of cash acquired	(47,069)	(946,043)	—
Other investing activities	15,371	2,455	(27,017)
Net cash used in investing activities	(218,658)	(1,105,742)	(247,554)
Cash flows from financing activities:
Repurchase and payment of debt	(1,087,994)	—	(1,050,680)
Proceeds from borrowings and debt issuances	1,206,750	659,000	905,350
Repurchase of common stock, including transaction costs	(515,084)	(515,131)	(638,074)
Proceeds from the issuance of common stock	42,598	50,198	41,289
Tax withholding paid on behalf of employees for restricted stock units	(38,658)	(21,791)	(24,835)
Other financing activities	(9,535)	(6,717)	(9,714)
Net cash (used in) provided by financing activities	(401,923)	165,559	(776,664)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,425	(1,233)	(1,166)
Net increase (decrease) in cash, cash equivalents and restricted cash	682,697	4,230	(215,020)
Cash, cash equivalents and restricted cash at the beginning of the period	715,612	711,382	926,402
Cash, cash equivalents and restricted cash at the end of the period	$1,398,309	$715,612	$711,382

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,397,880	$714,939	$711,035
Restricted cash included in "Other current assets" and "Other non-current assets"	429	673	347
Total cash, cash equivalents and restricted cash	$1,398,309	$715,612	$711,382

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$81,232	$48,871	$56,039
Cash paid during the year for income taxes, net of refunds	$53,236	$55,513	$69,453
Capital expenditures included in liabilities	$56,469	$22,904	$37,728
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 3, 2021
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. ("RFMD") and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

The Company is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine highly differentiated technologies, systems-level expertise and manufacturing scale to serve a diverse set of customers a broad portfolio of innovative solutions that enable a more connected world.

The Company’s design expertise and manufacturing capabilities span multiple semiconductor process technologies. The Company's primary wafer fabrication facilities are in North Carolina, Oregon and Texas, and its primary assembly and test facilities are in China, Costa Rica, Germany and Texas. The Company also sources products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal years 2020 and 2019 financial statements have been reclassified to conform to the fiscal 2021 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 3, 2021, March 28, 2020 and March 30, 2019. Fiscal 2021 was a 53-week year and fiscal years 2020 and 2019 were 52-week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates, particularly in light of the uncertainty relating to the impact of the COVID-19 pandemic. Certain accounting estimates that generally require consideration of expected future conditions were assessed by taking into account anticipated impacts from the COVID-19 pandemic as of April 3, 2021 and through the date of this Annual Report on Form 10-K using reasonably available information as of those dates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.

Investments

Marketable equity securities consist of common stock in publicly-traded companies and are carried at fair value with both the realized and unrealized gains and losses reported in "Other (expense) income, net."  Fair values of publicly-traded equity securities are determined using quoted prices in active markets. The marketable equity securities are classified as short-term based on their highly liquid nature and are recorded in "Other current assets" in the Consolidated Balance Sheets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company invests in limited partnerships which are accounted for using the equity method. These equity method investments are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company records its share of the financial results of the limited partnerships in "Other (expense) income, net" in the Company's Consolidated Statements of Income.
The Company also invests in privately held companies for which the fair value of the investment is not readily determinable. These equity investments without a readily determinable fair value are measured at cost less impairment, adjusted for any changes in observable prices, and are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company assesses these investments for impairment on a quarterly basis and considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include the investee's financial condition and business outlook, market for technology and other relevant events and factors affecting the investee. Investments are impaired when their fair value is less than their carrying value.

Fair Value Measurement

The Company measures and reports certain financial assets and liabilities on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is described as follows:

•Level 1 - includes instruments for which inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•Level 2 - includes instruments for which the inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly, and fair value can be determined through the use of models or other valuation methodologies that do not require significant judgment since the inputs are corroborated by readily observable data.

•Level 3 - includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. These inputs are supported by little or no market activity and reflect the use of significant management judgment.

The Company also holds assets whose fair value is measured and recorded on a nonrecurring basis. These assets include equity method investments, equity investments without a readily determinable fair value, and certain non-financial assets, such as intangible assets and property and equipment. See Note 7 for further information on equity method investments and equity investments without a readily determinable fair value and Note 12 for further information on impairment of property and equipment.

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments. See Note 9 for further disclosures related to the fair value of the Company's long-term debt.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). Cost includes labor, materials and manufacturing overhead related to the purchase and production of inventories. Abnormal production levels are charged to "Cost of goods sold" in the period incurred rather than as a portion of inventory cost.

The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against demand forecasts on a material or product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of demand forecasts and management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve.

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

Business Acquisitions

The Company allocates the fair value of the purchase price to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded to goodwill. Goodwill is assigned to the Company's reporting unit that is expected to benefit from the synergies of the business combination.

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

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any purchase price adjustments are recognized in the Consolidated Statements of Income.

Goodwill

The Company performs an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth quarter in each fiscal year, or more frequently if indicators of potential impairment exist. In accordance with Accounting Standards Codification ("ASC") 350, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.

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

In fiscal years 2021 and 2019, the Company completed qualitative assessments and concluded that based on the relevant facts and circumstances, it was more likely than not that each reporting unit’s fair value exceeded its related carrying value and no further impairment testing was required.

In fiscal 2020, the Company performed a quantitative impairment test. The Company’s quantitative impairment test considered both the income approach and the market approach to estimate each reporting unit’s fair value. The resulting fair value, based on the income and market approaches, was then compared to the carrying value to determine if impairment is necessary. As a result of the quantitative analysis performed, it was determined that the fair value of each of the Company’s reporting units substantially exceeded their carrying values.

Identified Intangible Assets

The Company amortizes finite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful life. In-process research and development ("IPRD") assets represent the fair value of incomplete research and development ("R&D") projects that had not reached technological feasibility as of the date of the acquisition and are initially not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

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

Accrued Liabilities

The "Accrued liabilities" balance as of April 3, 2021 and March 28, 2020, includes accrued compensation and benefits of $135.4 million and $126.1 million, respectively, and interest payable of $17.5 million and $22.8 million, respectively.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
sales agreement, the Company’s standard terms and conditions apply. The Company considers a customer's purchase order, which is governed by a sales agreement or the Company’s standard terms and conditions, to be the contract with the customer.

The Company’s pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors, and represents less than 7% of net revenue. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of April 3, 2021 and March 28, 2020.

The Company invoices customers upon shipment and recognizes revenues in accordance with delivery terms. As of April 3, 2021, the Company had $87.5 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Income. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Consolidated Statements of Income.

The Company incurs commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Consolidated Statements of Income) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore, no remaining period exists over which to amortize the commissions.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

As of April 3, 2021, total remaining unearned compensation cost related to unvested restricted stock units was $103.7 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the weighted average exchange rates throughout the year. Translation adjustments are shown separately as a component of "Accumulated other comprehensive income" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other (expense) income, net" in the Consolidated Statements of Income.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. The Company adopted this standard using the modified retrospective transition method, in the first quarter of fiscal 2021, which resulted in a cumulative-effect adjustment to retained earnings of less than $0.1 million.

Under this new standard, the Company's trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools will be reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses which include broad-based economic indicators as well as customers' financial strength, credit standing, payment history and any historical defaults. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

2.    CONCENTRATIONS OF CREDIT RISK

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable. The Company's trade receivables are evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics, adjusting for broad-based economic indicators as well as customer specific factors. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk and it believes that credit risks are moderated by the financial stability of its major customers, conservative payment terms and the Company’s strict credit policies.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company provides products to its largest end customer, Apple Inc. through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 30%, 33% and 32% of total revenue in fiscal years 2021, 2020 and 2019, respectively. Huawei Technologies Co., Ltd. and affiliates ("Huawei") accounted for less than 5%, 10% and 15% of total revenue in fiscal years 2021, 2020 and 2019, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices.

In May 2019, the Bureau of Industry and Security of the U.S. Department of Commerce ("Commerce") added Huawei Technologies Co., Ltd. and over 100 of its affiliates to the Entity List maintained by Commerce, which caused the Company to temporarily suspend the export, reexport, and transfer of products to Huawei. In August 2020, Commerce issued a final rule adding additional Huawei non-U.S. affiliates to the Entity List, confirming the expiration of a temporary general license applicable to Huawei, and amending the foreign-produced direct product rule in a manner that represents a significant expansion of its application to Huawei. While the Company was able to ship certain products to Huawei in fiscal years 2021 and 2020, trade restrictions and the ability to secure any required licenses will continue to impact sales to Huawei.

The Company's three largest accounts receivable balances comprised approximately 58% and 49% of aggregate gross accounts receivable as of April 3, 2021 and March 28, 2020, respectively.

3.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	April 3, 2021	March 28, 2020
Raw materials	$134,959	$112,671
Work in process	283,067	291,028
Finished goods	89,761	113,499
Total inventories	$507,787	$517,198

4.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	April 3, 2021	March 28, 2020
Land	$25,842	$25,842
Building and leasehold improvements	411,180	404,075
Machinery and equipment	2,282,059	2,145,511
Construction in progress	108,563	99,172
Total property and equipment, gross	2,827,644	2,674,600
Less accumulated depreciation	(1,561,613)	(1,415,397)
Total property and equipment, net	$1,266,031	$1,259,203

5.    BUSINESS ACQUISITIONS

During fiscal 2021, the Company completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs"). During fiscal 2020, the Company completed the acquisitions of Decawave Limited ("Decawave"), Custom MMIC Design Services, Inc. ("Custom MMIC"), Cavendish Kinetics Limited ("Cavendish"), and Active-Semi International, Inc. ("Active-Semi"). The goodwill resulting from these acquisitions is attributed to synergies and other benefits that are expected to be generated from these transactions.

The operating results of these companies, which were not material either individually or in the aggregate, have been included in the Company's consolidated financial statements as of the acquisition dates. As a result, pro forma results of operations for these acquisitions have not been presented.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7Hugs Labs S.A.S

On October 1, 2020, the Company acquired all of the outstanding equity interests of 7Hugs, a private developer of Ultra Wideband ("UWB") software and solutions, for a total purchase price of $48.7 million. The acquisition expands the Company's product offerings and is expected to support the ongoing development and adoption of UWB products and solutions.

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$40,100
Goodwill	21,840
Net tangible liabilities (1)	(5,652)
Deferred tax liability, net	(7,616)
Total purchase price	$48,672
(1) Includes cash acquired of $1.0 million.

The intangible assets acquired consisted of developed technology. The fair value of the developed technology acquired was determined based on an income approach using the "relief from royalty method," which estimated the value by discounting the royalties avoided by acquiring the technology to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over the estimated useful life of 10 years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of 7Hugs has been assigned to the Mobile Products ("MP") segment and is not deductible for income tax purposes.

During fiscal 2021, the Company recorded acquisition and integration related costs associated with the acquisition of 7Hugs totaling $2.4 million in "Other operating expense" in the Consolidated Statement of Income.

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

In addition to the purchase price consideration, the Company agreed to pay employees of Decawave total compensation of $23.1 million, primarily subject to their continued employment. This amount is being recognized as post-combination compensation expense over the period the employees provide the required services.

The purchase price, which was finalized during fiscal 2021, was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$246,060
Goodwill	145,581
Net tangible assets (1)	2,118
Deferred tax liability, net	(21,553)
Total purchase price	$372,206
(1) Includes cash acquired of $5.0 million.

The more significant intangible assets acquired included developed technology of $235.0 million and customer relationships of $10.0 million.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value of the Decawave developed technology acquired was determined based on an income approach using the "excess earnings method," which estimated the values of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of 7 years.

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

Goodwill recognized from the acquisition of Decawave has been assigned to the MP segment and is not deductible for income tax purposes.

During fiscal years 2021 and 2020, the Company recorded post-combination compensation expense and other acquisition and integration related costs associated with the acquisition of Decawave totaling $11.3 million and $12.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

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

The purchase price was comprised of cash consideration of $86.0 million and contingent consideration of up to $10.0 million which is payable to the sellers in the first quarter of fiscal 2022 if certain revenue targets were achieved over a one-year period from the acquisition date. The estimated fair value of the contingent consideration was $5.7 million on the acquisition date and was remeasured to fair value each period with changes recognized in "Other operating expense." The fair value of the contingent consideration liability in included in "Accrued liabilities" and is equal to the maximum amount payable of $10.0 million as of April 3, 2021. See Note 7 for further information related to fair value measurement.

In addition to the purchase price consideration, an installment agreement was entered into for $15.5 million which is payable to certain key employees of Custom MMIC and is subject to their continued employment over a three-year period from the acquisition date. This amount is being recognized as post-combination compensation expense over the requisite service period.

The purchase price, which was finalized during fiscal 2021, was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$31,100
Goodwill	55,026
Net tangible assets (1)	5,616
Total purchase price	$91,742
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

Goodwill recognized from the acquisition of Custom MMIC has been assigned to the Infrastructure and Defense Products ("IDP") segment and is deductible for income tax purposes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During fiscal years 2021 and 2020, the Company recorded post-combination compensation expense and other acquisition and integration related costs associated with the acquisition of Custom MMIC totaling $10.3 million and $9.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

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

On October 4, 2019, the Company acquired the remaining issued and outstanding capital of Cavendish for cash consideration of $198.4 million. The acquisition advances RF MEMS technology for applications across the Company's products, and the technology will be transitioned into high-volume manufacturing for mobile devices and other markets.

The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. The Company determined that the fair value of its previously held equity investment was $102.4 million based on the purchase consideration exchanged to acquire the remaining issued and outstanding capital of Cavendish. This resulted in recognition of a gain of $43.0 million in fiscal 2020, which is recorded in "Other (expense) income, net" in the Consolidated Statement of Income.

The purchase price was calculated as follows (in thousands):

Cash consideration paid to Cavendish	$198,385
Fair value of equity interest previously held by the Company	102,383
Total purchase price	$300,768

The purchase price, which was finalized during fiscal 2021, was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$204,350
Goodwill	102,893
Net tangible liabilities (1)	(111)
Deferred tax liability, net	(6,364)
Total purchase price	$300,768
(1) Includes cash acquired of $1.8 million.

The most significant intangible asset acquired was developed technology of $204.0 million. The fair value of the Cavendish developed technology acquired was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. This developed technology is being amortized on a straight-line basis over its estimated useful life of 9 years.

Goodwill recognized from the acquisition of Cavendish has been assigned to the MP segment and is not deductible for income tax purposes.

During fiscal years 2021 and 2020, the Company recorded post-combination compensation expense and other acquisition and integration related costs associated with the acquisition of Cavendish totaling $0.7 million and $3.8 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Active-Semi International, Inc.

On May 6, 2019, the Company acquired all of the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total purchase price of $307.9 million. The acquisition expanded the Company's product offerings in power management markets.

The purchase price, which was finalized during fiscal 2021, was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$158,400
Goodwill	130,913
Net tangible assets (1)	22,902
Deferred tax liability, net	(4,321)
Total purchase price	$307,894
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

During fiscal 2020, $31.0 million of IPRD assets were completed, transferred to finite-lived intangible assets, and are being amortized over their estimated useful lives of 5 to 7 years. The remaining IPRD of $9.6 million is expected to be completed during fiscal 2022 with remaining costs to complete of less than $1.5 million.

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

Goodwill recognized from the acquisition of Active-Semi has been assigned to the IDP segment and is not deductible for income tax purposes.

During fiscal years 2021 and 2020, the Company recorded post-combination compensation expense and other acquisition and integration related costs associated with the acquisition of Active-Semi of $0.8 million and $25.3 million, respectively, in "Other operating expense" in the Consolidated Statements of Income. During fiscal 2020, the Company also recorded $4.2 million of acquisition and integration related costs in "Cost of goods sold" in the Consolidated Statement of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2021 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of March 28, 2020 (1)	$2,005,432	$608,842	$2,614,274
Goodwill resulting from 7Hugs acquisition (Note 5)	21,840	—	21,840
Measurement period adjustments from prior acquisitions	(2,074)	(517)	(2,591)
Effect of changes in foreign currency exchange rates	9,185	—	9,185
Balance as of April 3, 2021 (1)	$2,034,383	$608,325	$2,642,708
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	April 3, 2021		March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,295,113	$750,044	$1,331,262	$652,411
Customer relationships	459,052	403,407	464,015	346,799
Technology licenses	2,368	2,076	3,272	2,327
Backlog	1,600	1,600	1,600	267
Trade names	1,090	636	1,224	283
IPRD	9,695	N/A	9,606	N/A
Total (1)	$1,768,918	$1,157,763	$1,810,979	$1,002,087
(1) Amounts include the impact of foreign currency translation.

Total intangible assets amortization expense was $252.9 million, $247.3 million and $454.5 million in fiscal years 2021, 2020 and 2019, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$122,000
2023	106,000
2024	94,000
2025	79,000
2026	73,000

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships which are accounted for using the equity method. The carrying amounts of these investments as of April 3, 2021 and March 28, 2020 were $29.8 million and $14.2 million, respectively, and are classified as "Long-term investments" in the Consolidated Balance Sheets. During fiscal 2021, the Company recorded $21.5 million of income based on its share of the limited partnerships' earnings in "Other (expense) income, net" in the Consolidated Statement of Income. During fiscal 2021, the Company received cash distributions of $5.9 million from one of these investments. The distributions were recognized as a reduction to the carrying value of the investment, the majority of which represented a return of investment in cash flows from investing activities.

Equity Investments Without a Readily Determinable Fair Value
During fiscal 2020, the Company recorded an impairment of $18.3 million on an equity investment without a readily determinable fair value based on recent observable price changes present at the time. During fiscal 2021, the Company recorded an additional impairment of $2.8 million to fully impair this investment. These amounts are recorded in "Other (expense) income, net" in the Consolidated Statements of Income.

Fair Value of Financial Instruments
The Company's financial assets and liabilities measured at fair value on a recurring basis as determined using the levels of inputs within the fair value hierarchy are as follows (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 3, 2021
Marketable equity securities	$3,802	$3,802	$—	$—
Invested funds in deferred compensation plan (1)	32,824	32,824	—	—
Contingent earn-out liability (2)	(10,000)	—	—	(10,000)
March 28, 2020
Marketable equity securities	$459	$459	$—	$—
Invested funds in deferred compensation plan (1)	19,398	19,398	—	—
Contingent earn-out liability (2)	(5,700)	—	—	(5,700)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share as determined by quoted active market prices of the underlying investments. See Note 10 for further information on the Company's non-qualified deferred compensation plan.
(2) The Company recorded a contingent earn-out liability in conjunction with the Custom MMIC acquisition. The fair value of this liability is estimated using an option pricing model and is remeasured to fair value each period with changes in fair value reported in "Other operating expense" in the Consolidated Statements of Income. As of April 3, 2021, the fair value of the contingent consideration liability was equal to the maximum amount payable of $10.0 million.

8. LEASES
Operating Leases
The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Operating leases are classified as follows (in thousands):

	April 3, 2021	March 28, 2020
Other non-current assets	$62,925	$65,107

Other current liabilities	$15,068	$15,917
Other long-term liabilities	$53,172	$58,077

Details of operating leases are as follows (in thousands):

	Fiscal Year
	2021	2020
Operating lease expense	$17,382	$15,184
Short-term lease expense	$7,062	$6,878
Variable lease expense	$3,972	$3,098

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$18,697	$16,504

Operating lease assets obtained in exchange for new lease liabilities	$12,899	$13,201

Weighted-average remaining lease term (years)	7.9	7.8
Weighted-average discount rate	3.82%	4.06%

The aggregate future lease payments for operating leases as of April 3, 2021 are as follows (in thousands):

2022	$17,194
2023	12,608
2024	9,823
2025	7,715
2026	7,603
Thereafter	23,900
Total lease payments	78,843
Less imputed interest	(10,603)
Present value of lease liabilities	$68,240

In fiscal 2018, the Company entered into a lease for a facility in Beijing, China that will allow the Company to consolidate several leased facilities as well as provide additional manufacturing space. The lease term is expected to commence in fiscal 2022 and therefore, is not recorded on the Consolidated Balance Sheets as of April 3, 2021 and March 28, 2020. The lease has an initial term of five years and includes multiple renewal options, with the maximum lease term not to exceed 30 years. Upon lease commencement, $12.5 million of right-of-use assets and lease liabilities is expected to be recognized by the Company.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.    LONG-TERM DEBT

Debt as of April 3, 2021 and March 28, 2020 is as follows (in thousands):

	April 3, 2021	March 28, 2020
Term loan	$197,500	$100,000
7.00% senior notes due 2025	—	23,404
5.50% senior notes due 2026	—	900,000
4.375% senior notes due 2029	850,000	550,000
3.375% senior notes due 2031	700,000	—
Finance leases	1,617	2,252
Unamortized premium and issuance costs, net	(1,475)	(1,532)
Less current portion of long-term debt	(5,092)	(6,893)
Total long-term debt	$1,742,550	$1,567,231

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

During fiscal 2021, the Company made principal payments totaling $2.5 million on the term loan under the 2017 Credit Agreement (the “2017 Term Loan”). On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the 2017 Term Loan and concurrently drew $200.0 million under the 2020 Term Loan.

During fiscal 2021, the Company made principal payments totaling $2.5 million on the 2020 Term Loan. Interest paid on the 2017 Term Loan and 2020 Term Loan during fiscal years 2021 and 2020 was $2.1 million and $2.4 million, respectively.

Pursuant to the 2020 Credit Agreement, the Company may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During fiscal 2021, there were no borrowings under the Revolving Facility.

At the Company’s option, loans under the 2020 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2020 Credit Agreement) plus the Eurodollar Rate (as defined in the 2020 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is the rate per annum equal to the reserve adjusted London Interbank Offered Rate (or a comparable or successor rate), for dollar deposits for interest periods of one, two, three or six months, as selected by the Company. The Applicable Rate for Eurodollar Rate loans ranges from 1.000% per annum to 1.250% per annum, and the Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum. Undrawn amounts under the Credit Facility are subject to a commitment fee ranging from 0.150% to 0.200%. Interest for Eurodollar Rate loans is payable at the end of each applicable interest period or at three-month intervals if such interest period exceeds three months. Interest for Base Rate loans is payable quarterly in arrears.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of April 3, 2021, the Company was in compliance with these covenants.

The annual maturities of the Term Loan as of April 3, 2021 are as follows (in thousands):

Fiscal Year	Maturities
2022	$5,000
2023	7,500
2024	7,500
2025	10,000
2026	167,500
$197,500

Senior Notes due 2025
On December 1, 2020, the Company redeemed the remaining $23.4 million principal amount of its 7.00% senior notes due December 1, 2025 (the “2025 Notes”) using cash on hand, at a redemption price equal to 103.50% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, the Company recognized a loss on debt extinguishment of $1.0 million as "Other (expense) income, net" in the Consolidated Statement of Income. The loss on debt extinguishment consisted of a $0.8 million redemption premium and a $0.2 million write-off of the unamortized portion of the debt issuance costs.

Interest paid on the 2025 Notes during fiscal years 2021, 2020 and 2019 was $1.6 million, $1.6 million and $29.1 million, respectively.

Senior Notes due 2026
In fiscal years 2019 and 2018, the Company issued a total of $900.0 million aggregate principal amount of its 5.50% senior notes due July 15, 2026 (the "2026 Notes").

On October 16, 2020, the Company redeemed all of the 2026 Notes at a redemption price equal to 106.363% of the $900.0 million principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the issuance of the 2031 Notes (as defined below) combined with cash on hand plus borrowings under the 2020 Term Loan. In connection with the redemption, the Company recognized a loss on debt extinguishment of $61.0 million as "Other (expense) income, net" in the Consolidated Statement of Income. The loss on debt extinguishment consisted of a $57.3 million redemption premium and a $3.7 million net write-off of unamortized debt issuance costs and bond premium. The primary purpose of the redemption was to reduce future interest expense.

Interest paid on the 2026 Notes during fiscal years 2021, 2020 and 2019 was $37.3 million, $49.5 million and $17.2 million, respectively.

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “Initial 2029 Notes”). On December 20, 2019 and June 11, 2020, the Company issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together, the “Additional 2029 Notes” and collectively with the Initial 2029 Notes, the “2029 Notes”). The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

At any time prior to October 15, 2024, the Company may redeem all or part of the 2029 Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to October 15, 2024, the Company may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.375%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at the redemption prices specified in the 2019 Indenture, plus accrued and unpaid interest.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during fiscal 2021 was $31.6 million.

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

At any time prior to April 1, 2026, the Company may redeem all or part of the 2031 Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to April 1, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the 2031 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 103.375%, plus accrued and unpaid interest. Furthermore, at any time on or after April 1, 2026, the Company may redeem the 2031 Notes, in whole or in part, at the redemption prices specified in the 2020 Indenture, plus accrued and unpaid interest.

The 2031 Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal 2021 was $11.9 million.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of April 3, 2021 was $905.3 million and $689.5 million, respectively (compared to a carrying value of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2025 Notes, the 2026 Notes and the 2029 Notes as of March 28, 2020 was $23.9 million, $962.8 million, and $489.5 million, respectively (compared to a carrying value of $23.4 million, $900.0 million, and $550.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade – and the 2025 Notes and the 2026 Notes previously traded – over the counter and their fair values were estimated based upon the value of their last trade at the end of the period.

The 2020 Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the 2020 Term Loan approximated book value as of April 3, 2021.

Interest Expense

During fiscal 2021, the Company recognized $79.3 million of interest expense primarily related to the 2026 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $4.1 million of interest capitalized to property and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

equipment. During fiscal 2020, the Company recognized $66.0 million of interest expense primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by $5.6 million of interest capitalized to property and equipment. During fiscal 2019, the Company recognized $52.8 million of interest expense primarily related to the senior notes due December 1, 2023 (which were fully retired during fiscal 2019), the 2025 Notes and the 2026 Notes, which was partially offset by $8.8 million of interest capitalized to property and equipment.

10.     RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S. and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder, group or national pension plans with differing eligibility and contributory requirements based on local and national regulations. U.S. employees are eligible to participate in the Company's fully qualified 401(k) plan 30 days after their date of hire. An employee may contribute and invest pretax and/or Roth dollars into the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the 401(k) plan are made at the discretion of the Company’s Board of Directors.  Employees are immediately vested in their own contributions as well as employer matching contributions.

In total, the Company contributed $15.6 million, $14.4 million and $14.0 million to its domestic and foreign defined contribution plans during fiscal years 2021, 2020 and 2019, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million and $3.6 million as of April 3, 2021 and March 28, 2020, respectively (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $14.0 million and $12.3 million as of April 3, 2021 and March 28, 2020, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgement including assumptions based on local economic conditions. The net periodic benefit costs were approximately $0.6 million, $0.6 million and $0.5 million for fiscal years 2021, 2020 and 2019, respectively.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held, but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $32.8 million and $19.4 million as of April 3, 2021 and March 28, 2020, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $1.2 million and $0.9 million as of April 3, 2021 and March 28, 2020, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $31.6 million and $18.5 million as of April 3, 2021 and March 28, 2020, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11.    COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Commitments

The Company's purchase commitments total approximately $419.2 million, a substantial majority of which will be due within the next 12 months. Purchase commitments include payments due for materials and manufacturing services and commitments for the purchase of property and equipment.

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

12.    RESTRUCTURING

During fiscal years 2021, 2020 and 2019, the Company recorded restructuring related charges totaling approximately $2.7 million, $47.9 million and $50.7 million, respectively, related primarily to (1) fiscal 2019 actions to reduce operating expenses and improve manufacturing cost structure, (2) fiscal 2018 actions to improve operating efficiencies, and (3) actions resulting from the Business Combination.

During fiscal 2019, the Company initiated restructuring actions to reduce operating expenses and improve its manufacturing cost structure, including the phased closure of a wafer fabrication facility in Florida and idling production at a wafer fabrication facility in Texas.  As a result of these restructuring actions, the Company has recorded cumulative restructuring related charges totaling approximately $93.4 million as of the end of fiscal 2021, including accelerated depreciation (to reflect changes in estimated useful lives of certain property and equipment), impairment charges (to adjust the carrying value of certain property and equipment to reflect its fair value), employee termination benefits and other exit costs.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes the restructuring charges resulting from the 2019 restructuring event (in thousands):

	Fiscal 2021
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$161	$161
Contract termination and other associated costs	—	1,189	1,189
Total	$—	$1,350	$1,350

	Fiscal 2020
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$6,013	$6,013
Contract termination and other associated costs	8,365	6,666	15,031
Accelerated depreciation	26,061	—	26,061
Total	$34,426	$12,679	$47,105

	Fiscal 2019
	Cost of Goods Sold	Other Operating Expense	Total
One-time employee termination benefits	$—	$7,655	$7,655
Asset impairment and accelerated depreciation	21,346	15,901	37,247
Total	$21,346	$23,556	$44,902

The Company expects to record additional expenses of less than $0.1 million for employee termination benefits and other exit costs as a result of these actions.

The Company has entered into other individually immaterial restructuring plans. During fiscal years 2021, 2020 and 2019, the Company's restructuring charges related to these plans were $1.4 million, $0.8 million and $5.8 million, respectively.

The following table summarizes the activity related to the Company's restructuring liabilities for fiscal years 2020 and 2021 (in thousands):

	One-Time Employee Termination Benefits	Accelerated Depreciation	Contract Termination and Other Associated Costs	Total
Accrued restructuring balance as of March 30, 2019	$6,988	$—	$1,626	$8,614
Costs incurred and charged to expense	6,289	26,061	15,519	47,869
Transfer to right-of-use asset	—	—	(1,248)	(1,248)
Cash payments	(11,549)	—	(7,262)	(18,811)
Non-cash activity	—	(26,061)	(8,365)	(34,426)
Accrued restructuring balance as of March 28, 2020	$1,728	$—	$270	$1,998
Costs incurred and charged to expense	1,254	—	1,468	2,722
Cash payments	(2,206)	—	(1,409)	(3,615)
Non-cash activity	—	—	(167)	(167)
Accrued restructuring balance as of April 3, 2021	$776	$—	$162	$938

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2021	2020	2019
United States	$125,362	$(226,005)	$(297,975)
Foreign	682,018	621,094	389,767
Total	$807,380	$395,089	$91,792

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Current (expense) benefit:
Federal	$(11,043)	$(6,705)	$17,222
State	(140)	(93)	209
Foreign	(80,722)	(65,065)	(46,267)
	(91,905)	(71,863)	(28,836)
Deferred benefit (expense):
Federal	$(35,545)	$7,826	$55,833
State	(3,771)	4,603	946
Foreign	57,452	(1,330)	13,390
	18,136	11,099	70,169
Total	$(73,769)	$(60,764)	$41,333

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2021, 2020 and 2019 is as follows (dollars in thousands):

	Fiscal Year
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(169,550)	21.0%	$(82,969)	21.0%	$(19,276)	21.0%
(Increase) decrease resulting from:
State (expense)/benefit, net of federal impact	(743)	0.1	2,605	(0.7)	710	(0.8)
Tax credits	92,532	(11.5)	64,017	(16.2)	69,856	(76.1)
Effect of changes in income tax rate applied to net deferred tax assets (1)	22,286	(2.8)	(2,269)	0.6	12,972	(14.1)
Foreign tax rate difference	85,851	(10.6)	75,247	(19.0)	41,672	(45.4)
Foreign permanent differences and related items	9,026	(1.1)	(5,446)	1.4	6,825	(7.4)
Change in valuation allowance	(1,232)	0.2	6,438	(1.6)	2,353	(2.6)
Expiration of state attributes	(1,656)	0.2	(5,165)	1.3	—	—
Stock-based compensation	9,545	(1.2)	(1,707)	0.4	(7,694)	8.4
Tax reserve adjustments	(9,979)	1.2	(13,973)	3.5	5,213	(5.7)
U.S. tax on foreign earnings, including GILTI & FDII (2)	(100,830)	12.5	(81,916)	20.8	(76,215)	83.0
U.S. Transitional Repatriation Tax	—	—	—	—	1,897	(2.1)
Intra-entity transfer	—	—	—	—	3,935	(4.3)
Permanent reinvestment assertion	(8,488)	1.1	(6,814)	1.7	—	—
Acquisition related adjustments	(919)	0.1	(7,257)	1.8	—	—
Other income tax (expense) benefit	388	(0.1)	(1,555)	0.4	(915)	1.1
	$(73,769)	9.1%	$(60,764)	15.4%	$41,333	(45.0)%
(1) In fiscal 2021, the Company completed the restructuring of the Cavendish intellectual property. A portion of this transaction is deductible in future periods at a rate higher than the applicable fiscal 2021 tax rate in Singapore. As a result, the Company recognized an income tax benefit of $22.1 million due to the favorable rate differential associated with this transaction. In fiscal 2019, the Company completed its analysis of the impact of the Tax Cuts and Jobs Act in accordance with Staff Accounting Bulletin No. 118 and recognized a $15.1 million tax benefit due to an increase in U.S. deferred tax assets.
(2) The Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income (“FDII”) provisions became effective for the Company in fiscal 2019, at which time the Company elected to treat taxes due on future GILTI inclusions in U.S. taxable income as current-period expense (the "period cost method").

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	April 3, 2021	March 28, 2020
Deferred income tax assets:
Inventory reserve	$9,632	$10,114
Equity compensation	14,444	18,817
Net operating loss carry-forwards	24,474	71,928
Research and other credits	106,825	106,958
Employee benefits	19,357	12,606
Lease liabilities	15,947	16,456
Other deferred assets	8,662	3,559
Total deferred income tax assets	199,341	240,438
Valuation allowance	(36,512)	(35,280)
Total deferred income tax assets, net of valuation allowance	$162,829	$205,158

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(25,553)	$(107,517)
Accumulated depreciation/basis difference	(59,756)	(59,356)
Accrued tax on unremitted foreign earnings	(21,747)	(15,521)
Deferred intercompany revenue (1)	(22,284)	—
Right-of-use assets	(14,663)	(14,400)
Other deferred liabilities	(1,681)	(1,955)
Total deferred income tax liabilities	(145,684)	(198,749)
Net deferred income tax asset	$17,145	$6,409

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$59,056	$45,754
Other long-term liabilities	(41,911)	(39,345)
Net deferred income tax asset	$17,145	$6,409
(1) In fiscal 2021, the Company completed the intercompany restructuring of the Cavendish intellectual property. Due to this transaction, a portion of revenue recognized by the intercompany seller is taxable in future periods and a corresponding deferred tax liability has been recorded.

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of April 3, 2021 and March 28, 2020. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized.

The valuation allowance against deferred tax assets increased by approximately $1.2 million in fiscal 2021. The increase was comprised of a $2.1 million increase in the valuation allowance against certain domestic deferred tax assets for net operating losses and credits and a $0.9 million decrease for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2021, a $2.9 million valuation allowance remained against deferred assets at foreign subsidiaries and a $33.6 million valuation allowance remained against domestic deferred tax assets.

The valuation allowance against deferred tax assets decreased by $5.2 million in fiscal 2020. The decrease was comprised of a $7.9 million decrease in the valuation allowance against state deferred tax assets for net operating losses and tax credits and a $2.7 million increase for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2020, a $3.8 million valuation allowance remained against deferred tax assets at foreign subsidiaries and a $31.5 million valuation allowance remained against state deferred tax assets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The valuation allowance against deferred tax assets decreased by $2.4 million in fiscal 2019. The decrease was comprised of a $1.5 million decrease in the valuation allowance against state deferred tax assets for net operating losses and tax credits, a $0.9 million decrease for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2019, a $1.1 million valuation allowance remained against deferred tax assets at foreign subsidiaries and a $39.3 million valuation allowance remained against state deferred tax assets.

As of April 3, 2021, the Company had federal loss carryovers of approximately $28.5 million that expire in fiscal years 2022 to 2041 if unused and state losses of approximately $139.9 million that expire in fiscal years 2022 to 2041 if unused. Federal research credits of $150.7 million, and state credits of $65.0 million expire in fiscal years 2030 to 2041 and 2022 to 2041, respectively. The Company had foreign losses of $115.8 million, which expire in fiscal years 2022 to 2031 if unused. Included in the amounts above are $22.1 million of foreign losses and $0.5 million of tax credits related to acquisitions in the current year. The utilization of acquired domestic assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. As a result, management has concluded that it is not permanently reinvested on certain earnings of its foreign subsidiaries which have been subject to U.S. federal taxation. The remainder of the Company's untaxed foreign earnings and historic investments will continue to be permanently reinvested to fund working capital requirements and operations abroad. It is not practical to estimate the additional tax that would be incurred, if any, if the remainder of the permanently reinvested earnings were repatriated.

The Company has foreign subsidiaries with tax holiday agreements in Singapore and Costa Rica. These tax holiday agreements have varying rates and expire in December 2021 and December 2027, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Relative to the statutory tax rate, income tax expense decreased by $74.3 million (an impact of approximately $0.65 and $0.64 per basic and diluted share, respectively) in fiscal 2021 and $62.9 million (an impact of approximately $0.54 and $0.53 per basic and diluted share, respectively) in fiscal 2020 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $134.1 million as of April 3, 2021, $119.2 million as of March 28, 2020, and $103.2 million as of March 30, 2019. Of these amounts, $128.7 million (net of federal benefit of state taxes), $114.8 million (net of federal benefit of state taxes) and $99.1 million (net of federal benefit of state taxes) as of April 3, 2021, March 28, 2020, and March 30, 2019, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $119.2 million as of March 28, 2020 to $134.1 million as of April 3, 2021, primarily due to increases related to current year tax positions, the effect of provision-to-return adjustments on prior year positions, and increases related to business combinations recognized as part of purchase accounting.

A reconciliation of fiscal 2019 through fiscal 2021 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Beginning balance	$119,222	$103,178	$122,823
Additions based on positions related to current year	10,048	10,357	7,193
Additions for tax positions in prior years	6,240	6,484	8,369
Reductions for tax positions in prior years	(348)	(69)	(24,932)
Expiration of statute of limitations	(1,094)	(728)	(6,972)
Settlements	—	—	(3,303)
Ending balance	$134,068	$119,222	$103,178

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2021, 2020 and 2019, the Company recognized $0.8 million, $0.7 million and $(0.2) million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $6.2 million, $5.4 million and $4.4 million as of April 3, 2021, March 28, 2020 and March 30, 2019, respectively.

The unrecognized tax benefits of $134.1 million and accrued interest and penalties of $6.2 million at the end of fiscal 2021 are recorded on the Consolidated Balance Sheet as a $21.2 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

The Company currently believes it is reasonably possible that $2.2 million of gross unrecognized tax benefits, and $5.3 million of associated accrued interest and penalties will be recognized for positions taken in prior years within the next 12 months due to the expiration of statute of limitations. It is not reasonably possible to estimate other amounts by which unrecognized tax benefits may increase or decrease within the next 12 months due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities.

Income taxes payable of $86.7 million and $50.8 million as of April 3, 2021 and March 28, 2020, respectively, are included in "Other current liabilities" in the Consolidated Balance Sheets. Income taxes receivable of $3.5 million and $5.4 million as of April 3, 2021 and March 28, 2020, respectively, are included in “Other current assets” in the Consolidated Balance Sheets. Long-term income taxes payable of $5.4 million and $5.6 million as of April 3, 2021 and March 28, 2020, respectively, which relates to the Transitional Repatriation Tax that the Company has elected to pay over eight years, is included in "Other long-term liabilities" in the Consolidated Balance Sheets.

Qorvo files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. Qorvo’s fiscal 2018 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

14.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year
	2021	2020	2019
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$733,611	$334,325	$133,125
Denominator:
Denominator for basic net income per share — weighted average shares	114,034	117,007	124,534
Effect of dilutive securities:
Stock-based awards	1,982	2,286	2,822
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	116,016	119,293	127,356
Basic net income per share	$6.43	$2.86	$1.07
Diluted net income per share	$6.32	$2.80	$1.05

In the computation of diluted net income per share for fiscal years 2021, 2020 and 2019, approximately 0.1 million shares, 0.1 million shares and 0.3 million shares, respectively, were excluded because the effect of their inclusion would have been anti-dilutive.

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

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012, assumed by the Company in connection with the Business Combination and reapproved by the Company's stockholders on August 8, 2017 for purposes of Section 162(m) of the Code. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 3, 2021, 2.7 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2021 under the 2012 Plan was 0.2 million shares.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years. As of April 3, 2021, 0.9 million shares were available for issuance under the 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2021, 2020 and 2019. As of April 3, 2021, 0.3 million shares were available for issuance under the 2015 Inducement Plan.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 3, 2021, 3.3 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.4 million shares under the ESPP in fiscal 2021 and 0.5 million shares in fiscal years 2020 and 2019.

For fiscal years 2021, 2020 and 2019, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2021, 2020 and 2019 are either service-based or performance and service-based. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2021, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2021, stock-based compensation of $27.4 million was recognized upon the grant of 0.2 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Income was $89.3 million, $76.0 million and $71.6 million, for fiscal years 2021, 2020 and 2019, respectively, net of expense capitalized into inventory.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of activity with respect to stock options under the Company’s director and employee stock plans follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 28, 2020	967	$18.11
Granted	—	—
Exercised	(503)	$18.88
Canceled	(6)	$22.13
Forfeited	—	—
Outstanding as of April 3, 2021	458	$17.21	1.64	$80,465
Vested and expected to vest as of April 3, 2021	458	$17.21	1.64	$80,465
Options exercisable as of April 3, 2021	458	$17.21	1.64	$80,465

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $192.90 as of April 1, 2021 (the last Nasdaq trading day prior to the fiscal year end on April 3, 2021), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of April 3, 2021, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the expected volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2021, 2020 and 2019.

The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $66.7 million, $65.1 million and $37.9 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $40.9 million for fiscal 2021 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

A summary of activity with respect to restricted stock unit awards ("RSUs") under the Company’s director and employee stock plans follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 28, 2020	2,091	$72.59
Granted	799	125.43
Vested	(965)	70.07
Forfeited	(66)	86.02
Balance at April 3, 2021	1,859	$93.22

As of April 3, 2021, total remaining unearned compensation cost related to unvested restricted stock units was $103.7 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The total intrinsic value of restricted stock units that vested during fiscal years 2021, 2020 and 2019 was $121.8 million, $67.7 million and $77.5 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

16.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On October 31, 2019, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which included approximately $117.0 million authorized under a prior program which was terminated concurrent with this authorization. Under this program, share repurchases were made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The number and timing of shares repurchased depended on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program did not require the Company to repurchase a minimum number of shares and did not have a fixed term.

The Company repurchased 3.6 million shares, 6.4 million shares and 9.1 million shares of its common stock during fiscal years 2021, 2020 and 2019, respectively, at an aggregate cost of $515.1 million, $515.1 million and $638.1 million, respectively. See Note 18 for further information about our share repurchase program.

Common Stock Reserved For Future Issuance

At April 3, 2021, the Company had reserved a total of approximately 9.4 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	458
Possible future issuance under Company stock incentive plans	3,866
Employee stock purchase plan	3,257
Restricted stock-based units outstanding	1,859
Total shares reserved	9,440

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating and reportable segments as of April 3, 2021 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income.

MP is a global supplier of cellular, UWB and Wi-Fi solutions for a variety of applications, including smartphones, wearables, laptops, tablets and IoT.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for applications in wireless infrastructure, defense, Wi-Fi, smart home, automotive and IoT.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, asset impairment and accelerated depreciation, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other (expense) income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Fiscal Year
	2021	2020	2019
Revenue:
MP	$2,856,813	$2,397,740	$2,197,660
IDP	1,158,494	841,401	892,665
Total revenue	$4,015,307	$3,239,141	$3,090,325
Operating income (loss):
MP	$1,008,171	$715,514	$558,990
IDP	283,507	145,295	267,304
All other	(385,051)	(437,593)	(609,828)
Operating income	$906,627	$423,216	$216,466
Interest expense	$(75,198)	$(60,392)	$(43,963)
Other (expense) income, net	(24,049)	32,265	(80,711)
Income before income taxes	$807,380	$395,089	$91,792

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2021	2020	2019
Reconciliation of "All other" category:
Stock-based compensation expense	$(89,322)	$(75,978)	$(71,580)
Amortization of intangible assets	(252,137)	(246,563)	(453,515)
Acquisition and integration related costs	(32,946)	(61,891)	(8,522)
Restructuring related charges	(2,722)	(21,808)	(13,467)
Start-up costs	(1,731)	(712)	(18,035)
Asset impairment and accelerated depreciation	—	(27,118)	(37,246)
Other (including (loss) gain on assets and other miscellaneous corporate overhead)	(6,193)	(3,523)	(7,463)
Loss from operations for "All other"	$(385,051)	$(437,593)	$(609,828)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Revenue:
United States	$1,631,110	$1,468,358	$1,379,528
China	1,579,017	1,106,679	1,094,061
Other Asia	363,523	340,400	271,797
Taiwan	248,708	169,337	188,745
Europe	192,949	154,367	156,194
Total Revenue	$4,015,307	$3,239,141	$3,090,325

During the first quarter of fiscal 2020, the Company changed its presentation of net revenue based on the "sold to" address of the customer to the above presentation of net revenue based on the location of the customers' headquarters. The information above for fiscal 2019 has been reclassified to reflect this change. The Company believes that the disaggregation of revenue based on the location of the customers' headquarters is more representative of how its revenue and cash flows are impacted by geographically-sensitive changes in economic factors.

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	April 3, 2021	March 28, 2020
Long-lived tangible assets:
United States	$1,011,686	$1,042,587
China	200,346	166,524
Other countries	53,999	50,092

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. SUBSEQUENT EVENTS

NextInput, Inc. Acquisition

On April 5, 2021, the Company acquired all of the outstanding equity interests of NextInput, Inc., a leader in MEMS-based sensing solutions, for cash consideration of approximately $173.2 million. The acquisition expands the Company's offerings of MEMS-based products for mobile applications and provides comprehensive sensing solution opportunities for a broad range of applications in other markets.

Share Repurchase Program

On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which includes approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. Under this new program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $507.8 million as of April 3, 2021, representing approximately 7% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, and finished goods each reporting period. Obsolete inventory or inventory in excess of management’s estimated demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

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
May 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 3, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes and our report dated May 24, 2021 expressed an unqualified opinion thereon.

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
May 24, 2021

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

Management assessed the effectiveness of our internal control over financial reporting as of April 3, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of April 3, 2021, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of April 3, 2021, which is included in this Annual Report on Form 10-K under Part II, Item 8 "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Delinquent Section 16(a) Reports" (to the extent reported therein), and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of April 3, 2021 and March 28, 2020.

ii.    Consolidated Statements of Income for fiscal years 2021, 2020 and 2019.

iii.    Consolidated Statements of Comprehensive Income for fiscal years 2021, 2020 and 2019.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2021, 2020 and 2019.

v.    Consolidated Statements of Cash Flows for fiscal years 2021, 2020 and 2019.

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
4.2
Indenture, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.3
Supplemental Indenture, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.4
Second Supplemental Indenture, dated as of June 11, 2020, among Qorvo, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020)

4.5
Indenture, dated as of September 29, 2020, among Qorvo, Inc., the Guarantors and Wells Fargo Bank, National Association, as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020)

4.6	Description of Securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2019)
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
10.31
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.32
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.33
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.34
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.35
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.36
Amended and Restated Credit Agreement, dated as of September 29, 2020, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, Citibank, N.A., TD Bank, National Association, MUFG Bank, Ltd., PNC Bank, National Association, Bank of the West and Morgan Stanley Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020)

10.37
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)*

10.38	2021 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan*
21	Subsidiaries of Qorvo, Inc.
22	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 3, 2021 and March 28, 2020, (ii) the Consolidated Statements of Income for the fiscal years ended April 3, 2021, March 28, 2020, March 30, 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 3, 2021, March 28, 2020, March 30, 2019, (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended April 3, 2021, March 28, 2020, March 30, 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2021, March 28, 2020, March 30, 2019, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from our Annual Report on Form 10-K for the year ended April 3, 2021, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 24, 2021	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2021.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark J. Murphy	Name:	Mark J. Murphy
	Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director