Form 10-Q
period 2021-07-03
Qorvo, Inc.
filed 2021-08-05
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021
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

As of July 29, 2021, there were 111,141,526 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 3, 2021	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,200,245	$1,397,880
Accounts receivable, net of allowance of $455 and $331 as of July 3, 2021 and April 3, 2021, respectively	495,590	457,431
Inventories	570,144	507,787
Prepaid expenses	39,401	41,572
Other receivables	20,950	27,324
Other current assets	47,755	51,810
Total current assets	2,374,085	2,483,804
Property and equipment, net of accumulated depreciation of $1,609,818 and $1,561,613 as of July 3, 2021 and April 3, 2021, respectively	1,270,727	1,266,031
Goodwill	2,737,626	2,642,708
Intangible assets, net	656,900	611,155
Long-term investments	45,939	35,370
Other non-current assets	186,582	182,402
Total assets	$7,271,859	$7,221,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352,143	$313,868
Accrued liabilities	249,071	255,060
Current portion of long-term debt	5,237	5,092
Other current liabilities	97,257	107,561
Total current liabilities	703,708	681,581
Long-term debt	1,741,548	1,742,550
Other long-term liabilities	178,209	167,914
Total liabilities	2,623,465	2,592,045
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 111,210 and 112,557 shares issued and outstanding at July 3, 2021 and April 3, 2021, respectively	4,210,914	4,244,740
Accumulated other comprehensive income	32,918	29,649
Retained earnings	404,562	355,036
Total stockholders’ equity	4,648,394	4,629,425
Total liabilities and stockholders’ equity	$7,271,859	$7,221,470
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Revenue	$1,110,351	$787,451
Cost of goods sold	564,168	461,662
Gross profit	546,183	325,789
Operating expenses:
Research and development	152,079	130,071
Selling, general and administrative	90,299	86,604
Other operating expense	6,703	16,402
Total operating expenses	249,081	233,077
Operating income	297,102	92,712
Interest expense	(15,279)	(18,849)
Other income, net	16,791	23,137

Income before income taxes	298,614	97,000

Income tax expense	(12,988)	(78)
Net income	$285,626	$96,922

Net income per share:
Basic	$2.55	$0.85
Diluted	$2.51	$0.83

Weighted average shares of common stock outstanding:
Basic	112,026	114,585
Diluted	113,872	116,751

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net income	$285,626	$96,922
Other comprehensive income, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	3,238	6,087
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	31	19
Other comprehensive income	3,269	6,106
Total comprehensive income	$288,895	$103,028
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	285,626	285,626
Other comprehensive income	—	—	3,269	—	3,269
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	183	(13,348)	—	—	(13,348)
Issuance of common stock in connection with employee stock purchase plan	165	17,794	—	—	17,794
Repurchase of common stock, including transaction costs	(1,695)	(63,917)	—	(236,100)	(300,017)
Stock-based compensation	—	25,645	—	—	25,645
Balance, July 3, 2021	111,210	$4,210,914	$32,918	$404,562	$4,648,394

Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	96,922	96,922
Other comprehensive income	—	—	6,106	—	6,106
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	232	(6,065)	—	—	(6,065)
Issuance of common stock in connection with employee stock purchase plan	229	15,758	—	—	15,758
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(732)	(27,405)	—	(47,634)	(75,039)
Stock-based compensation	—	20,956	—	—	20,956
Other	—	—	—	(20)	(20)
Balance, June 27, 2020	114,354	4,293,621	8,394	49,230	4,351,245

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$285,626	$96,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,447	49,987
Intangible assets amortization	37,385	72,128
Deferred income taxes	2,000	(15,705)
Stock-based compensation expense	25,238	21,859
Other, net	(9,487)	(8,728)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,752)	41,029
Inventories	(60,314)	(7,443)
Prepaid expenses and other assets	11,711	(330)
Accounts payable and accrued liabilities	54,447	(35,329)
Income taxes payable and receivable	(14,540)	7,588
Other liabilities	(7,191)	(7,697)
Net cash provided by operating activities	341,570	214,281
Cash flows from investing activities:
Purchase of property and equipment	(65,248)	(29,832)
Purchase of businesses, net of cash acquired	(166,818)	155
Other investing activities	4,104	6,330
Net cash used in investing activities	(227,962)	(23,347)
Cash flows from financing activities:
Payment of debt	(1,250)	(1,250)
Proceeds from borrowings and debt issuances	—	306,750
Repurchase of common stock, including transaction costs	(300,017)	(75,039)
Proceeds from the issuance of common stock	9,558	10,464
Tax withholding paid on behalf of employees for restricted stock units	(14,371)	(7,835)
Other financing activities	(5,299)	(3,249)
Net cash (used in) provided by financing activities	(311,379)	229,841

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	507
Net (decrease) increase in cash, cash equivalents and restricted cash	(197,779)	421,282
Cash, cash equivalents and restricted cash at the beginning of the period	1,398,309	715,612
Cash, cash equivalents and restricted cash at the end of the period	$1,200,530	$1,136,894

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,200,245	$1,136,302
Restricted cash included in "Other current assets" and "Other non-current assets"	285	592
Total cash, cash equivalents and restricted cash	$1,200,530	$1,136,894

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$60,968	$19,530

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the “Company” or “Qorvo”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2021 financial statements have been reclassified to conform with the fiscal 2022 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal 2022 is a 52-week year, and fiscal 2021 was a 53-week year; however, the first quarters of both fiscal years 2022 and 2021 included 13 weeks. Fiscal years including 53-weeks occur approximately every five or six years.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within Accounting Standards Codification Topic 740, "Income Taxes" and clarifies and simplifies other aspects of the current accounting guidance. The Company adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on the Company's consolidated financial statements.

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	July 3, 2021	April 3, 2021
Raw materials	$162,989	$134,959
Work in process	307,555	283,067
Finished goods	99,600	89,761
Total inventories	$570,144	$507,787

4. BUSINESS ACQUISITIONS

NextInput, Inc.

On April 5, 2021, the Company acquired all of the outstanding equity interests of NextInput, Inc. ("NextInput"), a leader in microelectromechanical system ("MEMS")-based sensing solutions, for a total cash purchase price of $173.4 million. The acquisition expands the Company's offerings of MEMS-based products for mobile applications and provides comprehensive sensing solution opportunities for a broad range of applications in other markets.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$81,000
Goodwill	93,998
Net tangible assets (1)	8,441
Deferred tax liability, net	(10,070)
Total purchase price	$173,369
(1) Includes cash acquired of $5.8 million.

The more significant intangible assets acquired included developed technology of $73.0 million and customer relationships of $7.5 million.

The fair value of the developed technology acquired was determined based on an income approach using the "excess earnings method" which estimated the value of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of seven years.

The fair value of the customer relationships acquired was determined based on an income approach using the "with and without method" in which the value of the intangible asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. These customer relationships are being amortized on a straight-line basis over their estimated useful life of one year.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). The goodwill resulting from the acquisition of NextInput is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes.

The operating results of NextInput were not material and have been included in the Company's condensed consolidated financial statements as of the acquisition date. During the three months ended July 3, 2021, the Company recorded acquisition and integration related costs associated with the acquisition of NextInput totaling $1.2 million in "Other operating expense" in the Condensed Consolidated Statement of Income.

7Hugs Labs S.A.S.

On October 1, 2020, the Company acquired all of the outstanding equity interests of 7Hugs Labs S.A.S. ("7Hugs"), a private developer of Ultra Wideband ("UWB") software and solutions, for a total cash purchase price of $48.7 million. The acquisition supports the ongoing development and adoption of the Company's UWB products and solutions.

During the three months ended July 3, 2021, the Company recognized a decrease to goodwill of approximately $0.2 million as a result of purchase price allocation adjustments. The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date).

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 3, 2021 (1)	$2,034,383	$608,325	$2,642,708
Goodwill resulting from NextInput acquisition (Note 4)	93,998	—	93,998
7Hugs measurement period adjustments	(241)	—	(241)
Effect of changes in foreign currency exchange rates	1,161	—	1,161
Balance as of July 3, 2021 (1)	$2,129,301	$608,325	$2,737,626
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	July 3, 2021		April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$920,228	$332,042	$1,295,113	$750,044
Customer relationships	86,272	28,278	459,052	403,407
Technology licenses	2,239	1,998	2,368	2,076
Backlog	—	—	1,600	1,600
Trade names	1,597	830	1,090	636
IPRD	9,712	N/A	9,695	N/A
Total (1)	$1,020,048	$363,148	$1,768,918	$1,157,763
(1) Amounts include the impact of foreign currency translation

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $37.4 million for the three months ended July 3, 2021, and $72.1 million for the three months ended June 27, 2020.

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of July 3, 2021, and April 3, 2021, were $40.4 million and $29.8 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three months ended July 3, 2021, and June 27, 2020, the Company recorded income of $14.5 million and $15.7 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in “Other income, net” in the Condensed Consolidated Statements of Income. During the three months ended July 3, 2021, the Company received cash distributions of $3.9 million from these equity method investments. The distributions were recognized as a reduction to the carrying value of the investment, the majority of which represented a return of investment in cash flows from investing activities. There were no cash distributions received during the three months ended June 27, 2020.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 3, 2021
Marketable equity securities	$2,056	$2,056	$—	$—
Invested funds in deferred compensation plan (1)	36,736	36,736	—	—

April 3, 2021
Marketable equity securities	$3,802	$3,802	$—	$—
Invested funds in deferred compensation plan (1)	32,824	32,824	—	—
Contingent earn-out liability (2)	(10,000)	—	—	(10,000)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) The Company recorded a contingent earn-out liability in conjunction with the acquisition of Custom MMIC Design Services, Inc. which was paid during the three months ended July 3, 2021.

7. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	July 3, 2021	April 3, 2021
Term loan	$196,250	$197,500
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases	1,970	1,617
Unamortized premium and issuance costs, net	(1,435)	(1,475)
Less current portion of long-term debt	(5,237)	(5,092)
Total long-term debt	$1,741,548	$1,742,550

Credit Agreement
On September 29, 2020, the Company and certain of its U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A. acting as administrative agent and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million. During the three months ended July 3, 2021, there were no borrowings under the Revolving Facility.

On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the term loan under the 2017 Credit Agreement and concurrently drew $200.0 million under the 2020 Term Loan. During the three months ended July 3, 2021, the Company made principal payments of $1.3 million and interest payments of $0.6 million on the 2020 Term Loan.

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of July 3, 2021, the Company was in compliance with these covenants.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Senior Notes due 2029
On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the “Initial 2029 Notes”). On December 20, 2019, and June 11, 2020, the Company issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together, the “Additional 2029 Notes” and together with the Initial 2029 Notes, the “2029 Notes”). The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019, and June 11, 2020 (such indenture and supplemental indentures, collectively, the “2019 Indenture”). The 2019 Indenture contains customary events of default, including payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events and also contains customary negative covenants.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during the three months ended July 3, 2021, and June 27, 2020, was $18.6 million and $13.0 million, respectively.

Senior Notes due 2031
On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The 2031 Notes were issued pursuant to an indenture, dated as of September 29, 2020, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee (the “2020 Indenture”). The 2020 Indenture contains the same customary events of default and negative covenants as the 2019 Indenture.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. There was no interest paid on the 2031 Notes during the three months ended July 3, 2021.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of July 3, 2021, was $926.5 million and $731.2 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of April 3, 2021, was $905.3 million and $689.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over the counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

The 2020 Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the 2020 Term Loan approximated carrying value as of July 3, 2021 and April 3, 2021.

Interest Expense
During the three months ended July 3, 2021, the Company recognized total interest expense of $16.2 million, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million. During the three months ended June 27, 2020, the Company recognized total interest expense of $19.9 million, primarily related to its 5.50% senior notes due July 15, 2026 (which were redeemed on October 16, 2020) and the 2029 Notes, which was partially offset by interest capitalized to property and equipment of $1.1 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. STOCK REPURCHASES

On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. Under this new program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended July 3, 2021, the Company repurchased approximately 1.7 million shares of its common stock for approximately $300.0 million, including transaction costs, under the prior and current share repurchase programs. As of July 3, 2021, approximately $1,714.0 million remained available for repurchases under the current share repurchase program.

During the three months ended June 27, 2020, the Company repurchased approximately 0.7 million shares of its common stock for approximately $75.0 million, including transaction costs, under the prior repurchase program.

9. COMMITMENTS AND CONTINGENT LIABILITIES

Legal Matters
The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates developments in its legal matters that could affect the amount of the previously accrued liability and records adjustments as appropriate. Although it is not possible to predict with certainty the outcome of the unresolved legal matters, it is the opinion of management that these matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal matters is not material.

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
China	$535,937	$387,222
United States	319,181	248,246
Other Asia	109,278	58,097
Taiwan	85,214	53,328
Europe	60,741	40,558
Total revenue	$1,110,351	$787,451

The Company also disaggregates revenue by operating segments (see Note 11).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. OPERATING SEGMENT INFORMATION

The Company's operating and reportable segments are Mobile Products ("MP") and Infrastructure and Defense Products ("IDP") based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income.

MP is a global supplier of cellular, UWB, Wi-Fi and other solutions for a variety of applications, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT").

IDP is a global supplier of RF, system-on-a-chip and power management solutions for applications in wireless infrastructure, defense, Wi-Fi, smart home, automotive and IoT.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, start-up costs, (loss) gain on assets, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	July 3, 2021	June 27, 2020
Revenue:
MP	$836,138	$468,404
IDP	274,213	319,047
Total revenue	$1,110,351	$787,451
Operating income (loss):
MP	$299,690	$109,983
IDP	67,339	93,755
All other	(69,927)	(111,026)
Operating income	297,102	92,712
Interest expense	(15,279)	(18,849)
Other income, net	16,791	23,137
Income before income taxes	$298,614	$97,000

	Three Months Ended
	July 3, 2021	June 27, 2020
Reconciliation of “All other” category:
Stock-based compensation expense	$(25,238)	$(21,859)
Amortization of intangible assets	(37,223)	(71,944)
Acquisition and integration related costs	(3,993)	(12,663)
Other (including (loss) gain on assets, start-up costs, restructuring related charges and other miscellaneous corporate overhead)	(3,473)	(4,560)
Loss from operations for “All other”	$(69,927)	$(111,026)

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. INCOME TAXES

The Company’s provision for income taxes for the three months ended July 3, 2021, and June 27, 2020, was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for those respective periods.

The Company’s income tax expense was $13.0 million and $0.1 million for the three months ended July 3, 2021, and June 27, 2020, respectively. The Company’s effective tax rate was 4.3% for the three months ended July 3, 2021, and 0.1% for the three months ended June 27, 2020.

The Company's effective tax rate for the three months ended July 3, 2021, differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated and discrete tax items recorded during the period. A discrete benefit of $20.2 million was recorded during the three months ended July 3, 2021. The discrete tax benefit was primarily related to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, tax deductions related to stock-based compensation and tax benefits associated with other non-recurring restructuring activities.

The Company's effective tax rate for the three months ended June 27, 2020, differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	July 3, 2021	June 27, 2020
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$285,626	$96,922
Denominator:
Denominator for basic net income per share — weighted average shares	112,026	114,585
Effect of dilutive securities:
Stock-based awards	1,846	2,166
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	113,872	116,751
Basic net income per share	$2.55	$0.85
Diluted net income per share	$2.51	$0.83

An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three months ended July 3, 2021, and June 27, 2020, because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; the COVID-19 pandemic materially and adversely affecting our financial condition and results of operations; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with platform providers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities as a result of industry overcapacity; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; changes in the favorable tax status of certain of our subsidiaries; enactment of international or domestic tax legislation, or changes in regulatory guidance; risks associated with environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

The semiconductor industry is experiencing supply constraints for certain items such as capacitors, laminates and silicon. While we expect the industry to address these constraints over time, we have taken strategic actions to provide flexibility in our supply chain. The extent of the impact of the COVID-19 pandemic also remains uncertain, and we will continue to monitor the implications of the pandemic as it relates to these matters.

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in two operating segments, which are also our reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular, Ultra Wideband ("UWB"), Wi-Fi and other solutions for a variety of applications, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT").

IDP is a global supplier of RF, system-on-a-chip and power management solutions for applications in wireless infrastructure, defense, Wi-Fi, smart home, automotive and IoT.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each reportable segment primarily based on operating income. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our reportable operating segments.

FIRST QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS:

•Revenue for the first quarter of fiscal 2022 increased 41.0% as compared to the first quarter of fiscal 2021, driven primarily by higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower demand for our base station products.

•Gross margin for the first quarter of fiscal 2022 was 49.2% as compared to 41.4% for the first quarter of fiscal 2021, primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. Lower inventory charges and improved product mix also contributed to gross margin expansion.

•Operating income was $297.1 million for the first quarter of fiscal 2022 as compared to $92.7 million for the first quarter of fiscal 2021. This increase was primarily due to higher revenue and gross margin, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel costs, partially offset by lower intangible amortization expense.

•Net income per diluted share was $2.51 for the first quarter of fiscal 2022 as compared to $0.83 for the first quarter of fiscal 2021.

•Capital expenditures were $65.2 million for the first quarter of fiscal 2022 as compared to $29.8 million for the first quarter of fiscal 2021.

•On May 5, 2021, our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. During the first quarter of fiscal 2022, we repurchased approximately 1.7 million shares of our common stock for approximately $300.0 million under the prior and current share repurchase programs.

•We completed the acquisition of NextInput, Inc. ("NextInput") for a total purchase price of $173.4 million, including cash acquired of $5.8 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	July 3, 2021	% of Revenue	June 27, 2020	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,110,351	100.0%	$787,451	100.0%	$322,900	41.0%
Cost of goods sold	564,168	50.8	461,662	58.6	102,506	22.2
Gross profit	546,183	49.2	325,789	41.4	220,394	67.6
Research and development	152,079	13.7	130,071	16.5	22,008	16.9
Selling, general and administrative	90,299	8.1	86,604	11.0	3,695	4.3
Other operating expense	6,703	0.6	16,402	2.1	(9,699)	(59.1)
Operating income	$297,102	26.8%	$92,712	11.8%	$204,390	220.5%

Revenue increased primarily due to higher demand for our 5G mobile solutions and Wi-Fi products, partially offset by lower demand for our base station products. The higher demand for our 5G mobile solutions was driven by the continued 5G smartphone ramp and associated content increases with our largest customers. The increased demand for our Wi-Fi products was in support of hybrid work- /learn-from-home and other connectivity trends.

Gross margin increased primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. Lower inventory charges and improved product mix also contributed to gross margin expansion.

Operating expenses increased primarily due to additional headcount associated with the design and development of our UWB solutions and biotechnology testing solutions as well as the acquisitions of NextInput and 7Hugs Labs S.A.S. ("7Hugs"). Incentive-based cash compensation and stock-based compensation expense also increased, partially offset by lower intangible amortization expense and lower acquisition and integration-related expenses.

Operating Segments

Mobile Products

	Three Months Ended
(In thousands, except percentages)	July 3, 2021	June 27, 2020	Increase	Percentage Change
Revenue	$836,138	$468,404	$367,734	78.5%
Operating income	299,690	109,983	189,707	172.5
Operating income as a % of revenue	35.8%	23.5%

MP revenue increased primarily due to the higher demand for our 5G mobile solutions driven by the continued 5G smartphone ramp and associated content increases with our largest customers.

MP operating income increased primarily due to the effects of increased revenue, including improved product mix and lower unit costs on higher volume and productivity, partially offset by higher operating expenses. Operating expenses increased primarily due to additional headcount associated with the design and development of our UWB solutions and acquisitions of NextInput and 7Hugs.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	July 3, 2021	June 27, 2020	Decrease	Percentage Change
Revenue	$274,213	$319,047	$(44,834)	(14.1)%
Operating income	67,339	93,755	(26,416)	(28.2)
Operating income as a % of revenue	24.6%	29.4%

IDP revenue decreased primarily due to lower demand for our base station products, partially offset by increased demand for our Wi-Fi and broadband products. The higher demand for our Wi-Fi and broadband products was in support of hybrid work- /learn-from-home and other connectivity trends.

IDP operating income decreased primarily due to decreased revenue and higher operating expenses, partially offset by favorable changes in gross margin. Operating expenses increased primarily due to additional headcount associated with the design and development of our biotechnology testing solutions. Gross margin was favorable primarily due to lower unit costs and lower inventory charges.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three months ended July 3, 2021, and June 27, 2020.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Interest expense	$(15,279)	$(18,849)
Other income, net	16,791	23,137
Income tax expense	(12,988)	(78)

Interest expense
During the three months ended July 3, 2021, we recorded interest expense of $16.2 million, which was partially offset by $0.9 million of capitalized interest. During the three months ended June 27, 2020, we recorded interest expense of $19.9 million, which was partially offset by $1.1 million of capitalized interest. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income, net
During the three months ended July 3, 2021, and June 27, 2020, we recorded income of $14.5 million and $15.7 million, respectively, based on our share of investments in limited partnerships' earnings.

Income tax expense
Our provision for income taxes for the three months ended July 3, 2021, and June 27, 2020, was calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or discrete items) for those respective periods.

During the three months ended July 3, 2021, we recorded income tax expense of $13.0 million which was comprised primarily of tax expense related to domestic and international operations generating pre-tax book income, partially offset by tax benefits related to international operations generating pre-tax book losses, domestic tax credits and discrete tax items recorded during the period. The discrete tax benefit was primarily related to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, tax deductions related to stock-based compensation and tax benefits associated with other non-recurring restructuring activities.

During the three months ended June 27, 2020, we recorded income tax expense of $0.1 million which was comprised primarily of tax expense related to international operations generating pre-tax book income, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses, domestic tax credits and the recognition of a discrete tax benefit resulting from a retroactive incentive allowing previously non-deductible payments to be amortized.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of July 3, 2021, we had working capital of approximately $1,670.4 million, including $1,200.2 million in cash and cash equivalents, compared to working capital of approximately $1,802.2 million, including $1,397.9 million in cash and cash equivalents as of April 3, 2021.

Our $1,200.2 million of total cash and cash equivalents as of July 3, 2021, includes approximately $1,100.4 million held by our foreign subsidiaries, of which $976.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the three months ended July 3, 2021, we repurchased approximately 1.7 million shares of our common stock for approximately $300.0 million, including transaction costs, under our prior and current share repurchase programs. As of July 3, 2021, approximately $1,714.0 million remained available for repurchases under the current program.

Cash Flows from Operating Activities
Operating activities for the three months ended July 3, 2021, generated cash of $341.6 million, compared to $214.3 million for the three months ended June 27, 2020, primarily due to increased profitability, partially offset by changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $228.0 million for the three months ended July 3, 2021, compared to $23.3 million for the three months ended June 27, 2020. This decrease in cash flows was primarily due to the acquisition of NextInput. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $311.4 million for the three months ended July 3, 2021, primarily due to our stock repurchases. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases. Net cash provided by financing activities was $229.8 million for the three months ended June 27, 2020, primarily due to the proceeds received from the issuance of an additional $300.0 million aggregate principal amount of our 4.375% senior notes due 2029. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt.

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

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the three months ended July 3, 2021, there were no borrowings under the Revolving Facility.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of July 3, 2021, we were in compliance with these covenants.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of our senior notes due 2029 (the "Initial 2029 Notes"). On December 20, 2019, and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together with the Initial 2029 Notes, the "2029 Notes"). Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

2031 Notes On September 29, 2020, we issued $700.0 million aggregate principal amount of our senior notes due 2031
(the “2031 Notes”). Interest on the 2031 Notes is payable on April 1 and October 1 of each year at a rate of 3.375% per annum. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

For additional information regarding our long-term debt, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of July 3, 2021, we had capital commitments of approximately $121.3 million primarily for increasing manufacturing capacity, expanding capability to support new products, equipment and facility upgrades, and cost savings initiatives.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including the long-term impact of the COVID-19 pandemic on our business, financial conditions, results of operations, and cash flows, as well as market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If our existing liquidity is not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional debt or equity financing will not be dilutive to holders of our common stock or that additional debt or equity financing, if required, will be available on favorable terms, if at all.

Legal We are involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate developments in our legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. Although it is not possible to predict with certainty the outcome of the unresolved legal matters, it is the opinion of management that these matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal matters is not material.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2029 Notes and the 2031 Notes (together, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets
(in thousands)	July 3, 2021	April 3, 2021
Due from Non-Guarantors	$338,193	$532,440
Other current assets	384,863	610,646
Total current assets	$723,056	$1,143,086

Non-current assets	$2,444,685	$2,450,960

Current liabilities	$241,813	$240,943

Payable to Non-Guarantors	$411,693	$395,323
Other long-term liabilities	1,856,844	1,855,343
Total long-term liabilities	$2,268,537	$2,250,666

Summarized Statement of Income	Three Months Ended
(in thousands)	July 3, 2021
Revenue	$274,037
Gross profit	$70,922
Net loss from continuing operations	$(3,413)
Net loss	$(3,413)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 3, 2021, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 4, 2021 to May 1, 2021	69	$192.05	69	$237.5 million
May 2, 2021 to May 29, 2021	1,073	$172.67	1,073	$1,815.4 million
May 30, 2021 to July 3, 2021	553	$183.52	553	$1,714.0 million
Total	1,695	$177.00	1,695	$1,714.0 million

On May 5, 2021, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. Under this new program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Mark J. Murphy, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 5, 2021	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer