Form 10-Q
period 2021-10-02
Qorvo, Inc.
filed 2021-11-04
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021
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

As of October 28, 2021, there were 110,223,227 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 2, 2021	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,153,172	$1,397,880
Accounts receivable, net of allowance of $464 and $331 as of October 2, 2021 and April 3, 2021, respectively	662,787	457,431
Inventories	597,563	507,787
Prepaid expenses	49,298	41,572
Other receivables	33,841	27,324
Other current assets	44,606	51,810
Total current assets	2,541,267	2,483,804
Property and equipment, net of accumulated depreciation of $1,655,084 and $1,561,613 as of October 2, 2021 and April 3, 2021, respectively	1,276,810	1,266,031
Goodwill	2,734,116	2,642,708
Intangible assets, net	615,486	611,155
Long-term investments	36,908	35,370
Other non-current assets	371,869	182,402
Total assets	$7,576,456	$7,221,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521,569	$313,868
Accrued liabilities	284,689	255,060
Current portion of long-term debt	5,545	5,092
Other current liabilities	90,692	107,561
Total current liabilities	902,495	681,581
Long-term debt	1,740,552	1,742,550
Other long-term liabilities	205,655	167,914
Total liabilities	2,848,702	2,592,045
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 110,461 and 112,557 shares issued and outstanding at October 2, 2021 and April 3, 2021, respectively	4,158,170	4,244,740
Accumulated other comprehensive income	23,431	29,649
Retained earnings	546,153	355,036
Total stockholders’ equity	4,727,754	4,629,425
Total liabilities and stockholders’ equity	$7,576,456	$7,221,470
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Revenue	$1,255,248	$1,060,292	$2,365,599	$1,847,743
Cost of goods sold	633,695	568,742	1,197,863	1,030,404
Gross profit	621,553	491,550	1,167,736	817,339
Operating expenses:
Research and development	158,377	156,342	310,456	286,413
Selling, general and administrative	93,489	109,372	183,788	195,976
Other operating expense	7,327	4,192	14,030	20,594
Total operating expenses	259,193	269,906	508,274	502,983
Operating income	362,360	221,644	659,462	314,356
Interest expense	(15,327)	(23,486)	(30,606)	(42,335)
Other income, net	4,754	1,920	21,545	25,057

Income before income taxes	351,787	200,078	650,401	297,078

Income tax expense	(32,598)	(63,161)	(45,586)	(63,239)
Net income	$319,189	$136,917	$604,815	$233,839

Net income per share:
Basic	$2.87	$1.20	$5.43	$2.04
Diluted	$2.84	$1.18	$5.35	$2.01

Weighted average shares of common stock outstanding:
Basic	111,035	114,328	111,476	114,388
Diluted	112,411	116,177	113,088	116,395

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net income	$319,189	$136,917	$604,815	$233,839
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(9,517)	18,201	(6,279)	24,288
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	30	21	61	40
Other comprehensive (loss) income	(9,487)	18,222	(6,218)	24,328
Total comprehensive income	$309,702	$155,139	$598,597	$258,167
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, July 3, 2021	111,210	$4,210,914	$32,918	$404,562	$4,648,394
Net income	—	—	—	319,189	319,189
Other comprehensive loss	—	—	(9,487)	—	(9,487)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	459	(36,104)	—	—	(36,104)
Repurchase of common stock, including transaction costs	(1,208)	(45,758)	—	(177,598)	(223,356)
Stock-based compensation	—	29,118	—	—	29,118
Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754

Balance, June 27, 2020	114,354	$4,293,621	$8,394	$49,230	$4,351,245
Net income	—	—	—	136,917	136,917
Other comprehensive income	—	—	18,222	—	18,222
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	594	(26,306)	—	—	(26,306)
Repurchase of common stock, including transaction costs	(837)	(31,425)	—	(73,584)	(105,009)
Stock-based compensation	—	32,097	—	—	32,097
Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	604,815	604,815
Other comprehensive loss	—	—	(6,218)	—	(6,218)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	642	(49,452)	—	—	(49,452)
Issuance of common stock in connection with employee stock purchase plan	165	17,794	—	—	17,794
Repurchase of common stock, including transaction costs	(2,903)	(109,675)	—	(413,698)	(523,373)
Stock-based compensation	—	54,763	—	—	54,763
Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754

Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	233,839	233,839
Other comprehensive income	—	—	24,328	—	24,328
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	826	(32,371)	—	—	(32,371)
Issuance of common stock in connection with employee stock purchase plan	229	15,758	—	—	15,758
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(1,569)	(58,830)	—	(121,218)	(180,048)
Stock-based compensation	—	53,053	—	—	53,053
Other	—	—	—	(20)	(20)
Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 2, 2021	October 3, 2020
Cash flows from operating activities:
Net income	$604,815	$233,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,205	100,799
Intangible assets amortization	74,022	144,470
Deferred income taxes	(2,230)	36,468
Stock-based compensation expense	53,929	51,907
Other, net	(6,867)	(7,496)
Changes in operating assets and liabilities:
Accounts receivable, net	(203,321)	(118,008)
Inventories	(87,137)	41,844
Prepaid expenses and other assets	(157,063)	(2,366)
Accounts payable and accrued liabilities	242,632	16,230
Income taxes payable and receivable	(16,455)	9,671
Other liabilities	(21,132)	(12,109)
Net cash provided by operating activities	586,398	495,249
Cash flows from investing activities:
Purchase of property and equipment	(112,560)	(73,386)
Purchase of businesses, net of cash acquired	(166,818)	(47,520)
Other investing activities	11,781	9,581
Net cash used in investing activities	(267,597)	(111,325)
Cash flows from financing activities:
Payment of debt	(2,500)	(100,000)
Proceeds from borrowings and debt issuances	—	1,206,750
Repurchase of common stock, including transaction costs	(523,373)	(180,048)
Proceeds from the issuance of common stock	20,435	21,792
Tax withholding paid on behalf of employees for restricted stock units	(51,334)	(36,354)
Other financing activities	(5,990)	(11,705)
Net cash (used in) provided by financing activities	(562,762)	900,435

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,087)	936
Net (decrease) increase in cash, cash equivalents and restricted cash	(245,048)	1,285,295
Cash, cash equivalents and restricted cash at the beginning of the period	1,398,309	715,612
Cash, cash equivalents and restricted cash at the end of the period	$1,153,261	$2,000,907

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,153,172	$2,000,257
Restricted cash included in "Other current assets" and "Other non-current assets"	89	650
Total cash, cash equivalents and restricted cash	$1,153,261	$2,000,907

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$54,507	$22,124

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal 2022 is a 52-week year, and fiscal 2021 was a 53-week year. The second quarter of fiscal 2022 included 13 weeks, compared to 14 weeks for the second quarter of fiscal 2021, and the first six months of fiscal 2022 included 26 weeks, compared to 27 weeks for the first six months of fiscal 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within Accounting Standards Codification Topic 740, "Income Taxes" and clarifies and simplifies other aspects of the current accounting guidance. The Company adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on the Company's consolidated financial statements.

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	October 2, 2021	April 3, 2021
Raw materials	$179,390	$134,959
Work in process	319,525	283,067
Finished goods	98,648	89,761
Total inventories	$597,563	$507,787

4. BUSINESS ACQUISITIONS

NextInput, Inc.

On April 5, 2021, the Company acquired all the outstanding equity interests of NextInput, Inc. ("NextInput"), a leader in microelectromechanical system ("MEMS")-based sensing solutions, for a total cash purchase price of $173.4 million. The acquisition expands the Company's offerings of MEMS-based products for mobile applications and provides sensing solutions for a broad range of applications in other markets.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$81,000
Goodwill	94,285
Net tangible assets (1)	8,216
Deferred tax liability, net	(10,132)
Total purchase price	$173,369
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

The operating results of NextInput were not material and have been included in the Company's condensed consolidated financial statements as of the acquisition date. During the three and six months ended October 2, 2021, the Company recorded acquisition and integration related costs associated with the acquisition of NextInput totaling $0.5 million and $1.7 million in "Other operating expense" in the Condensed Consolidated Statements of Income.

7Hugs Labs S.A.S.

On October 1, 2020, the Company acquired all the outstanding equity interests of 7Hugs Labs S.A.S. ("7Hugs"), a private developer of Ultra Wideband ("UWB") software and solutions, for a total cash purchase price of $48.7 million. The acquisition supports the ongoing development and adoption of the Company's UWB products and solutions.

During the six months ended October 2, 2021, the Company recognized a decrease to goodwill of approximately $0.1 million in connection with finalizing the purchase price allocation. The measurement period ended one year from the acquisition date.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended October 2, 2021, are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 3, 2021 (1)	$2,034,383	$608,325	$2,642,708
Goodwill resulting from NextInput acquisition (Note 4)	94,285	—	94,285
7Hugs measurement period adjustments	(97)	—	(97)
Effect of changes in foreign currency exchange rates	(2,780)	—	(2,780)
Balance as of October 2, 2021 (1)	$2,125,791	$608,325	$2,734,116
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs of $621.6 million.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	October 2, 2021		April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$913,798	$361,564	$1,295,113	$750,044
Customer relationships	86,033	33,652	459,052	403,407
Technology licenses	2,648	2,057	2,368	2,076
Backlog	—	—	1,600	1,600
Trade names	1,573	1,010	1,090	636
In-process research and development	9,717	N/A	9,695	N/A
Total (1)	$1,013,769	$398,283	$1,768,918	$1,157,763
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $36.6 million and $74.0 million for the three and six months ended October 2, 2021, respectively, and $72.4 million and $144.5 million for the three and six months ended October 3, 2020, respectively.

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of October 2, 2021, and April 3, 2021, were $32.4 million and $29.8 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three and six months ended October 2, 2021, the Company recorded income of $1.5 million and $16.0 million, respectively, based on its share of the limited partnerships' earnings. During the three and six months ended October 3, 2020, the Company recorded $0.1 million of expense and $15.6 million of income, respectively, based on its share of the limited partnerships' earnings. These amounts are included in “Other income, net” in the Condensed Consolidated Statements of Income. During the three and six months ended October 2, 2021, the Company received cash distributions of $9.6 million and $13.5 million, respectively, which were recognized as a reduction to the carrying value of the investment and included in the cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows. There were no cash distributions received during the three and six months ended October 3, 2020.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2021
Marketable equity securities	$1,514	$1,514	$—	$—
Invested funds in deferred compensation plan (1)	37,114	37,114	—	—

April 3, 2021
Marketable equity securities	$3,802	$3,802	$—	$—
Invested funds in deferred compensation plan (1)	32,824	32,824	—	—
Contingent earn-out liability (2)	(10,000)	—	—	(10,000)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) The Company recorded a contingent earn-out liability in conjunction with the acquisition of Custom MMIC Design Services, Inc. which was paid during the first quarter of fiscal 2022.

7. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	October 2, 2021	April 3, 2021
Term loan	$195,000	$197,500
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases	2,493	1,617
Unamortized premium and issuance costs, net	(1,396)	(1,475)
Less current portion of long-term debt	(5,545)	(5,092)
Total long-term debt	$1,740,552	$1,742,550

Credit Agreement
On September 29, 2020, the Company and certain of its U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million. During the three and six months ended October 2, 2021, there were no borrowings under the Revolving Facility.

On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the term loan under the 2017 Credit Agreement and concurrently drew $200.0 million under the 2020 Term Loan. During the three and six months ended October 2, 2021, the Company made principal payments of $1.3 million and $2.5 million, respectively. Interest paid during the three and six months ended October 2, 2021, was $0.6 million and $1.2 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of October 2, 2021, the Company was in compliance with these covenants.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid no interest on the 2029 Notes during the three months ended October 2, 2021, and paid interest of $18.6 million on the 2029 Notes during the six months ended October 2, 2021. The Company paid no interest on the 2029 Notes during the three months ended October 3, 2020, and paid interest of $13.0 million on the 2029 Notes during the six months ended October 3, 2020.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. During the three and six months ended October 2, 2021, the company paid interest of $11.8 million on the 2031 Notes. The Company paid no interest on the 2031 Notes during the three and six months ended October 3, 2020.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of October 2, 2021, was $924.3 million and $739.6 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of April 3, 2021, was $905.3 million and $689.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

The 2020 Term Loan carries a variable interest rate set at current market rates, and as such, the fair value of the 2020 Term Loan approximated carrying value as of October 2, 2021 and April 3, 2021.

Interest Expense
During the three and six months ended October 2, 2021, the Company recognized total interest expense of $16.2 million and $32.5 million, respectively, primarily related to the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.9 million and $1.9 million, respectively. During the three and six months ended October 3, 2020, the Company recognized total interest expense of $24.6 million and $44.6 million, respectively, primarily related to its 5.50%

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

senior notes due July 15, 2026 (which were redeemed on October 16, 2020) and the 2029 Notes, partially offset by interest capitalized to property and equipment of $1.1 million and $2.3 million, respectively.

8. STOCK REPURCHASES

On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. Under this current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three and six months ended October 2, 2021, the Company repurchased approximately 1.2 million and 2.9 million shares, respectively, of its common stock for approximately $223.4 million and $523.4 million, respectively (including transaction costs). As of October 2, 2021, approximately $1,490.6 million remains available for repurchases under the current share repurchase program.

During the three and six months ended October 3, 2020, the Company repurchased approximately 0.8 million and 1.6 million shares, respectively, of its common stock for approximately $105.0 million and $180.0 million, respectively (including transaction costs) under the prior repurchase program.

9. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations
As of October 2, 2021, the Company's purchase obligations totaled approximately $2.4 billion, of which approximately $600.0 million is expected to be paid during the last six months of fiscal 2022 and the remaining $1.8 billion is expected to be paid ratably over fiscal years 2023 through 2026. Noncancelable purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities in the Condensed Consolidated Balance Sheet because the Company has not received the related goods or services as of October 2, 2021.

In an effort to support growth amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. The Company agreed to pay certain fees and deposits which are recorded in "Prepaid expenses" and "Other non-current assets" in the Condensed Consolidated Balance Sheet as of October 2, 2021. Under the agreement the Company is required to purchase, and the foundry supplier is required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. The Company currently estimates that it is obligated to purchase a total of approximately $1.8 billion of wafers (included in the total purchase obligations above) under the capacity reservation agreement.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
China	$418,263	$391,011	$954,200	$778,233
United States	560,992	459,416	880,173	707,661
Other Asia	119,488	102,548	228,766	160,645
Taiwan	92,067	53,350	177,281	106,679
Europe	64,438	53,967	125,179	94,525
Total revenue	$1,255,248	$1,060,292	$2,365,599	$1,847,743

The Company also disaggregates revenue by operating segments (see Note 11).

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

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, (loss) gain on assets, start-up costs, restructuring related charges and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Revenue:
MP	$995,697	$754,294	$1,831,835	$1,222,698
IDP	259,551	305,998	533,764	625,045
Total revenue	$1,255,248	$1,060,292	$2,365,599	$1,847,743
Operating income (loss):
MP	$385,589	$262,858	$685,279	$372,841
IDP	49,829	66,495	117,168	160,250
All other	(73,058)	(107,709)	(142,985)	(218,735)
Operating income	362,360	221,644	659,462	314,356
Interest expense	(15,327)	(23,486)	(30,606)	(42,335)
Other income, net	4,754	1,920	21,545	25,057
Income before income taxes	$351,787	$200,078	$650,401	$297,078

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Reconciliation of “All other” category:
Stock-based compensation expense	$(28,691)	$(30,048)	$(53,929)	$(51,907)
Amortization of intangible assets	(36,577)	(72,147)	(73,800)	(144,091)
Acquisition and integration related costs	(6,040)	(7,259)	(10,033)	(19,922)
Other (including (loss) gain on assets, start-up costs, restructuring related charges and other miscellaneous corporate overhead)	(1,750)	1,745	(5,223)	(2,815)
Loss from operations for “All other”	$(73,058)	$(107,709)	$(142,985)	$(218,735)

12. INCOME TAXES

The Company’s income tax expense was $32.6 million and $45.6 million for the three and six months ended October 2, 2021, respectively, and $63.2 million for the three and six months ended October 3, 2020. The Company’s effective tax rate was 9.3% and 7.0% for the three and six months ended October 2, 2021, respectively, and 31.6% and 21.3% for the three and six months ended October 3, 2020, respectively.

The Company's effective tax rate for the three and six months ended October 2, 2021, differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits generated and discrete tax items recorded during the period. A discrete benefit of $10.3 million and $30.5 million was recorded during the three and six months ended October 2, 2021, respectively. The discrete tax benefits for the three and six months ended October 2, 2021 primarily related to stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete charge associated with the intercompany restructuring of the NextInput intellectual property. The discrete tax benefit for the six months ended October 2, 2021 was also due in part to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations.

The Company's effective tax rate for the three and six months ended October 3, 2020, differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the period. A discrete charge of $45.2 million and $35.2 million was recorded during the three and six months ended October 3, 2020, respectively. The discrete charges for the three and six months ended October 3, 2020 primarily related to the

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

intercompany restructuring of the intellectual property from the acquisition of Cavendish Kinetics Limited in fiscal 2020, partially offset by discrete tax benefits recognized for stock-based compensation deductions. The discrete charge for the six months ended October 3, 2020 was further offset by a retroactive incentive allowing previously non-deductible payments to be amortized.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Numerator:
Numerator for basic and diluted net income per share	$319,189	$136,917	$604,815	$233,839
Denominator:
Denominator for basic net income per share — weighted average shares	111,035	114,328	111,476	114,388
Effect of dilutive securities:
Stock-based awards	1,376	1,849	1,612	2,007
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	112,411	116,177	113,088	116,395
Basic net income per share	$2.87	$1.20	$5.43	$2.04
Diluted net income per share	$2.84	$1.18	$5.35	$2.01

An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three and six months ended October 2, 2021 and October 3, 2020, because the effect of their inclusion would have been anti-dilutive.

14. SUBSEQUENT EVENT

United Silicon Carbide, Inc. Acquisition
On October 19, 2021, the Company acquired all the outstanding equity interests of United Silicon Carbide, Inc., a leading manufacturer of silicon carbide (SiC) power semiconductors, for cash consideration of approximately $227.1 million and contingent cash consideration of up to $31.3 million based on the achievement of certain revenue and gross margin targets subsequent to the close date and through December 31, 2022. The acquisition expands the Company's offerings with SiC power products that deliver leading performance for applications in electric vehicles, battery charging, IT infrastructure, renewables and circuit protection.

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

Qorvo is a leader in the development and commercialization of technologies and products for wireless and wired connectivity. We combine highly differentiated technologies, systems-level expertise and manufacturing scale to serve a diverse set of customers a broad portfolio of innovative solutions that enable a more connected world.

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

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM") and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating and reportable segment primarily based on operating income. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding our reportable operating segments.

In the first half of fiscal 2022, the semiconductor industry continued to experience supply constraints. While we expect the industry to address these constraints over time, we have taken strategic actions to provide flexibility in our supply chain. During the second quarter ended October 2, 2021, we entered into a long-term capacity agreement with a foundry supplier to reserve manufacturing supply capacity. Under the agreement we are required to purchase, and the foundry supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 9 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1A., "Risk Factors" for additional information regarding this agreement.

The COVID-19 pandemic has been a contributing factor of the semiconductor industry supply constraints and is likely to continue to cause volatility and uncertainty in customer demand, worldwide economies and financial markets for some period of time. To date, any negative impact of COVID-19 on the overall demand for our products, cash flow from operations, need for capital expenditures, and our liquidity position has been limited, although we are addressing capacity constraints in our supply chain as described above.

SECOND QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS

Fiscal 2022 is a 52-week year, and fiscal 2021 was a 53-week year. The second quarter of fiscal 2022 included 13 weeks, compared to 14 weeks for the second quarter of fiscal 2021, and the first six months of fiscal 2022 included 26 weeks, compared to 27 weeks for the first six months of fiscal 2021.

•Revenue for the second quarter of fiscal 2022 increased 18.4% as compared to the second quarter of fiscal 2021, driven primarily by higher demand for our 5G mobile solutions, partially offset by lower demand for our base station products.

•Gross margin for the second quarter of fiscal 2022 was 49.5% as compared to 46.4% for the second quarter of fiscal 2021, primarily due to lower intangible amortization expense, lower unit costs on higher volume and productivity, and improved product mix, partially offset by average selling price erosion.

•Operating income was $362.4 million for the second quarter of fiscal 2022 as compared to $221.6 million for the second quarter of fiscal 2021. This increase was primarily due to higher revenue, favorable gross margin and lower operating expenses. Operating expenses decreased primarily due to lower intangible amortization expense.

•Net income per diluted share was $2.84 for the second quarter of fiscal 2022 as compared to $1.18 for the second quarter of fiscal 2021.

•Capital expenditures were $47.3 million for the second quarter of fiscal 2022 as compared to $43.6 million for the second quarter of fiscal 2021.

•During the second quarter of fiscal 2022, we repurchased approximately 1.2 million shares of our common stock for approximately $223.4 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	October 2, 2021	% of Revenue	October 3, 2020	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,255,248	100.0%	$1,060,292	100.0%	$194,956	18.4%
Cost of goods sold	633,695	50.5	568,742	53.6	64,953	11.4
Gross profit	621,553	49.5	491,550	46.4	130,003	26.4
Research and development	158,377	12.6	156,342	14.8	2,035	1.3
Selling, general and administrative	93,489	7.4	109,372	10.3	(15,883)	(14.5)
Other operating expense	7,327	0.6	4,192	0.4	3,135	74.8
Operating income	$362,360	28.9%	$221,644	20.9%	$140,716	63.5%

	Six Months Ended
	October 2, 2021	% of Revenue	October 3, 2020	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,365,599	100.0%	$1,847,743	100.0%	$517,856	28.0%
Cost of goods sold	1,197,863	50.6	1,030,404	55.8	167,459	16.3
Gross profit	1,167,736	49.4	817,339	44.2	350,397	42.9
Research and development	310,456	13.1	286,413	15.5	24,043	8.4
Selling, general and administrative	183,788	7.8	195,976	10.6	(12,188)	(6.2)
Other operating expense	14,030	0.6	20,594	1.1	(6,564)	(31.9)
Operating income	$659,462	27.9%	$314,356	17.0%	$345,106	109.8%

Revenue increased for the three months ended October 2, 2021, compared to the three months ended October 3, 2020, primarily due to higher demand for our 5G mobile solutions, partially offset by lower demand for our base station products. The higher demand for our 5G mobile solutions was driven by the continued 5G smartphone ramp and associated content increases with our largest customers. The lower demand for our base station products was attributed to the slower China 5G massive Multiple-Input/Multiple-Output ("mMIMO") deployment and supply chain disruptions.

Revenue increased for the six months ended October 2, 2021, compared to the six months ended October 3, 2020, primarily due to higher demand for our 5G mobile solutions and Wi-Fi and broadband products, partially offset by lower demand for our base station products. The higher demand for our 5G mobile solutions was driven by the continued 5G smartphone ramp and associated content increases with our largest customers. The increased demand for our Wi-Fi and broadband products was in support of technology upgrades and other connectivity trends. The lower demand for our base station products was attributed to the slower China 5G mMIMO deployment and supply chain disruptions.

Gross margin increased for the three and six months ended October 2, 2021, compared to the three and six months ended October 3, 2020, primarily due to lower intangible amortization expense, lower unit costs on higher volume and productivity, and improved product mix, partially offset by average selling price erosion.

Operating expenses decreased for the three months ended October 2, 2021, compared to the three months ended October 3, 2020, primarily due to lower intangible amortization expense.

Operating expenses increased for the six months ended October 2, 2021, compared to the six months ended October 3, 2020, primarily due to additional headcount associated with the design and development of our UWB solutions and biotechnology testing solutions as well as the acquisition of NextInput, Inc. ("NextInput"). These increases were partially offset by lower intangible amortization expense and lower acquisition related legal expenses.

Operating Segments

Mobile Products

	Three Months Ended
(In thousands, except percentages)	October 2, 2021	October 3, 2020	Increase	Percentage Change
Revenue	$995,697	$754,294	$241,403	32.0%
Operating income	385,589	262,858	122,731	46.7
Operating income as a % of revenue	38.7%	34.8%

	Six Months Ended
(In thousands, except percentages)	October 2, 2021	October 3, 2020	Increase	Percentage Change
Revenue	$1,831,835	$1,222,698	$609,137	49.8%
Operating income	685,279	372,841	312,438	83.8
Operating income as a % of revenue	37.4%	30.5%

MP revenue increased for the three and six months ended October 2, 2021, compared to the three and six months ended October 3, 2020, primarily due to higher demand for our 5G mobile solutions driven by the continued 5G smartphone ramp and associated content increases with our largest customers.

MP operating income increased for the three and six months ended October 2, 2021, compared to the three and six months ended October 3, 2020, primarily due to the effects of increased revenue, including lower unit costs on higher volume and productivity, and improved product mix. These increases were partially offset by average selling price erosion and higher operating expenses. Operating expenses increased primarily due to additional headcount associated with the design and development of our UWB solutions as well as the acquisition of NextInput.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	October 2, 2021	October 3, 2020	Decrease	Percentage Change
Revenue	$259,551	$305,998	$(46,447)	(15.2)%
Operating income	49,829	66,495	(16,666)	(25.1)
Operating income as a % of revenue	19.2%	21.7%

	Six Months Ended
(In thousands, except percentages)	October 2, 2021	October 3, 2020	Decrease	Percentage Change
Revenue	$533,764	$625,045	$(91,281)	(14.6)%
Operating income	117,168	160,250	(43,082)	(26.9)
Operating income as a % of revenue	22.0%	25.6%

IDP revenue decreased for the three months ended October 2, 2021, compared to the three months ended October 3, 2020, primarily due to lower demand for our base station products, partially offset by increased demand for our power management products. The lower demand for our base station products was attributed to the slower China 5G mMIMO deployment and supply chain disruptions. The increased demand for our power management products was in support of the migration to battery-operated portable devices.

IDP revenue decreased for the six months ended October 2, 2021, compared to the six months ended October 3, 2020, primarily due to lower demand for our base station products, partially offset by increased demand for our Wi-Fi, broadband and power management products. The lower demand for our base station products was attributed to the slower China 5G mMIMO deployment and supply chain disruptions. The higher demand for our Wi-Fi, broadband and power management products was in support of technology upgrades, other connectivity trends and the migration to battery-operated portable devices.

IDP operating income decreased for the three months ended October 2, 2021, compared to the three months ended October 3, 2020, primarily due to decreased revenue, partially offset by lower operating expenses. Operating expenses decreased primarily due to lower product development spend.

IDP operating income decreased for the six months ended October 2, 2021, compared to the six months ended October 3, 2020, primarily due to decreased revenue and higher operating expenses, partially offset by favorable changes in gross margin. Operating expenses increased primarily due to additional headcount associated with our biotechnology testing solutions, partially offset by lower product development spend. Gross margin was favorable primarily due to lower unit costs.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income to the consolidated operating income for the three and six months ended October 2, 2021 and October 3, 2020.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Interest expense	$(15,327)	$(23,486)	$(30,606)	$(42,335)
Other income, net	4,754	1,920	21,545	25,057
Income tax expense	(32,598)	(63,161)	(45,586)	(63,239)

Interest expense
During the three and six months ended October 2, 2021, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During the three and six months ended October 3, 2020, we recorded interest expense primarily related to our 5.50% senior notes due July 15, 2026 (which were redeemed on October 16, 2020) and our 2029 Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income, net
Other income is primarily related to our share of investments in limited partnerships' earnings and net gains from our other investments. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense
During the three and six months ended October 2, 2021, we recorded income tax expense of $32.6 million and $45.6 million, respectively, comprised primarily of tax expense related to domestic and international operations generating pre-tax book income, partially offset by tax benefits related to international operations generating pre-tax book losses, domestic tax credits and discrete tax items recorded during the period. The discrete tax benefits for the three and six months ended October 2, 2021 primarily related to stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete charge associated with the intercompany restructuring of the NextInput intellectual property. The discrete tax benefit for the six months ended October 2, 2021 was also due in part to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations.

During the three and six months ended October 3, 2020, we recorded income tax expense of $63.2 million comprised primarily of tax expense related to international operations generating pre-tax book income and discrete items recorded during the period. The discrete tax expense items primarily related to the intercompany restructuring of the intellectual property from the acquisition of Cavendish Kinetics Limited in fiscal 2020, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of October 2, 2021, we had working capital of approximately $1,638.8 million, including $1,153.2 million in cash and cash equivalents, compared to working capital of approximately $1,802.2 million, including $1,397.9 million in cash and cash equivalents as of April 3, 2021.

Our $1,153.2 million of total cash and cash equivalents as of October 2, 2021, includes approximately $860.9 million held by our foreign subsidiaries, of which $730.1 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the six months ended October 2, 2021, we repurchased approximately 2.9 million shares of our common stock for approximately $523.4 million, including transaction costs, under our prior and current share repurchase programs. As of October 2, 2021, approximately $1,490.6 million remained available for repurchases under the current program.

Cash Flows from Operating Activities
Operating activities for the six months ended October 2, 2021 generated cash of $586.4 million, compared to $495.2 million for the six months ended October 3, 2020, primarily due to increased profitability, partially offset by changes in accounts receivable, inventory and accounts payable, primarily as a result of demand and revenue growth. In addition, certain fees and deposits associated with a long-term capacity reservation agreement were recorded in accounts payable and offset in prepaid expenses and other non-current assets. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding this agreement.

Cash Flows from Investing Activities
Net cash used in investing activities was $267.6 million for the six months ended October 2, 2021, compared to $111.3 million for the six months ended October 3, 2020. This increase in cash used in investing activities was primarily due to the acquisition of NextInput. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $562.8 million for the six months ended October 2, 2021, primarily due to our stock repurchases. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases. Net cash provided by financing activities was $900.4 million for the six months ended October 3, 2020, primarily due to our debt obligation activity. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The 2020 Credit Agreement amended and restated our previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”).

On the closing date of the 2020 Credit Agreement, we repaid the remaining principal balance of $97.5 million on the previous term loan under the 2017 Credit Agreement and concurrently drew $200.0 million under the 2020 Term Loan.

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Outstanding amounts are due in full on the maturity date of September 29, 2025, subject to scheduled amortization of the 2020 Term Loan principal prior to the maturity date as set forth in the 2020 Credit Agreement. During the six months ended October 2, 2021, there were no borrowings under the Revolving Facility.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of October 2, 2021, we were in compliance with these covenants.

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

Capital Commitments As of October 2, 2021, we had capital commitments of approximately $131.7 million primarily for increasing manufacturing capacity, expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

Purchase Obligations During the second quarter ended October 2, 2021, we entered into a long-term capacity agreement with a foundry supplier to reserve manufacturing supply capacity. See Note 9 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1A., "Risk Factors" for additional information regarding our purchase obligations.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipate, operating cash flows may be insufficient to meet our needs. If our existing liquidity is not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing which could be dilutive to existing holders of our common stock. Furthermore, we cannot be certain that any additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

Summarized Balance Sheets
(in thousands)	October 2, 2021	April 3, 2021
Due from Non-Guarantors	$250,842	$532,440
Other current assets	596,376	610,646
Total current assets	$847,218	$1,143,086

Non-current assets	$2,594,143	$2,450,960

Current liabilities	$421,551	$240,943

Payable to Non-Guarantors	$535,124	$395,323
Other long-term liabilities	1,884,107	1,855,343
Total long-term liabilities	$2,419,231	$2,250,666

Summarized Statement of Income	Six Months Ended
(in thousands)	October 2, 2021
Revenue	$558,845
Gross profit	$131,649
Net loss from continuing operations	$(39,193)
Net loss	$(39,193)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and cost increases. Furthermore, the COVID-19 pandemic has created heightened risk that external suppliers may be unable to meet their obligations to us. If we experience any significant difficulty in obtaining the materials or services used in the conduct of our business, these supply challenges may limit our ability to fully satisfy customer demand.

The semiconductor industry has experienced supply constraints. In an effort to support our future expected supply needs in a constrained environment, we entered into a capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. Under the agreement we are required to purchase, and the supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information. If our actual wafer requirements are less than the number of wafers required to meet the applicable wafer purchase requirements, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. Additionally, the agreement sets forth pricing for wafer purchases pursuant to the agreement through 2025. If market conditions change and wafer prices in the market decrease significantly below what is contemplated in the agreement, the agreement may put us at a competitive disadvantage relative to our competitors.

Even with long-term supply agreements, we are still subject to risks that a supplier will be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our fees and deposits made as part of any long-term agreement.

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or TS-16949 quality standards, we have experienced quality and reliability issues with suppliers in the past. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 4, 2021 to July 31, 2021	80	$191.34	80	$1,698.7	million
August 1, 2021 to August 28, 2021	547	185.28	547	1,597.3	million
August 29, 2021 to October 2, 2021	581	183.50	581	1,490.6	million
Total	1,208	$184.82	1,208	$1,490.6	million

On May 5, 2021, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under the prior program terminated concurrent with the new authorization. Under this current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 4, 2021	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer