Form 10-Q
period 2022-01-01
Qorvo, Inc.
filed 2022-02-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022
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

As of January 27, 2022, there were 108,431,627 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	January 1, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$988,527	$1,397,880
Accounts receivable, net of allowance of $470 and $331 as of January 1, 2022 and April 3, 2021, respectively	632,347	457,431
Inventories	710,228	507,787
Prepaid expenses	44,438	41,572
Other receivables	11,874	27,324
Other current assets	58,437	51,810
Total current assets	2,445,851	2,483,804
Property and equipment, net of accumulated depreciation of $1,697,976 and $1,561,613 as of January 1, 2022 and April 3, 2021, respectively	1,266,805	1,266,031
Goodwill	2,824,856	2,642,708
Intangible assets, net	718,095	611,155
Long-term investments	38,234	35,370
Other non-current assets	332,744	182,402
Total assets	$7,626,585	$7,221,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357,879	$313,868
Accrued liabilities	227,898	255,060
Other current liabilities	87,650	112,653
Total current liabilities	673,427	681,581
Long-term debt	2,046,951	1,742,550
Other long-term liabilities	239,008	167,914
Total liabilities	2,959,386	2,592,045
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 108,668 and 112,557 shares issued and outstanding at January 1, 2022 and April 3, 2021, respectively	4,119,098	4,244,740
Accumulated other comprehensive income	14,613	29,649
Retained earnings	533,488	355,036
Total stockholders’ equity	4,667,199	4,629,425
Total liabilities and stockholders’ equity	$7,626,585	$7,221,470
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Revenue	$1,113,957	$1,094,834	$3,479,556	$2,942,577
Cost of goods sold	565,864	557,082	1,763,727	1,587,486
Gross profit	548,093	537,752	1,715,829	1,355,091
Operating expenses:
Research and development	154,435	136,697	464,891	423,110
Selling, general and administrative	82,003	93,139	265,791	289,115
Other operating expense	15,645	8,713	29,675	29,307
Total operating expenses	252,083	238,549	760,357	741,532
Operating income	296,010	299,203	955,472	613,559
Interest expense	(15,328)	(17,453)	(45,934)	(59,788)
Other income (expense), net	2,532	(58,234)	24,077	(33,177)

Income before income taxes	283,214	223,516	933,615	520,594

Income tax expense	(66,951)	(22,481)	(112,537)	(85,720)
Net income	$216,263	$201,035	$821,078	$434,874

Net income per share:
Basic	$1.97	$1.77	$7.40	$3.80
Diluted	$1.95	$1.74	$7.30	$3.74

Weighted average shares of common stock outstanding:
Basic	109,687	113,811	110,966	114,292
Diluted	110,810	115,690	112,415	116,257

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Net income	$216,263	$201,035	$821,078	$434,874
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(8,488)	20,837	(14,767)	45,125
Reclassification adjustments, net of tax:
Foreign currency (gain) loss realized upon liquidation of subsidiary	(359)	15	(359)	15
Amortization of pension actuarial loss	29	21	90	61
Other comprehensive (loss) income	(8,818)	20,873	(15,036)	45,201
Total comprehensive income	$207,445	$221,908	$806,042	$480,075

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754
Net income	—	—	—	216,263	216,263
Other comprehensive loss	—	—	(8,818)	—	(8,818)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	41	(527)	—	—	(527)
Issuance of common stock in connection with employee stock purchase plan	108	15,503	—	—	15,503
Repurchase of common stock, including transaction costs	(1,942)	(73,092)	—	(228,928)	(302,020)
Stock-based compensation	—	19,044	—	—	19,044
Balance, January 1, 2022	108,668	$4,119,098	$14,613	$533,488	$4,667,199

Balance, October 3, 2020	114,111	$4,267,987	$26,616	$112,563	$4,407,166
Net income	—	—	—	201,035	201,035
Other comprehensive income	—	—	20,873	—	20,873
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	63	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	188	15,608	—	—	15,608
Repurchase of common stock, including transaction costs	(1,063)	(39,754)	—	(120,269)	(160,023)
Stock-based compensation	—	18,670	—	—	18,670
Balance, January 2, 2021	113,299	$4,262,883	$47,489	$193,329	$4,503,701

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	821,078	821,078
Other comprehensive loss	—	—	(15,036)	—	(15,036)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	683	(49,979)	—	—	(49,979)
Issuance of common stock in connection with employee stock purchase plan	273	33,297	—	—	33,297
Repurchase of common stock, including transaction costs	(4,845)	(182,767)	—	(642,626)	(825,393)
Stock-based compensation	—	73,807	—	—	73,807
Balance, January 1, 2022	108,668	$4,119,098	$14,613	$533,488	$4,667,199

Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	434,874	434,874
Other comprehensive income	—	—	45,201	—	45,201
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	889	(31,999)	—	—	(31,999)
Issuance of common stock in connection with employee stock purchase plan	417	31,366	—	—	31,366
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(2,632)	(98,584)	—	(241,487)	(340,071)
Stock-based compensation	—	71,723	—	—	71,723
Other	—	—	—	(20)	(20)
Balance, January 2, 2021	113,299	$4,262,883	$47,489	$193,329	$4,503,701

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$821,078	$434,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,038	152,337
Intangible assets amortization	112,523	217,781
Loss on debt extinguishment	744	61,991
Deferred income taxes	37,566	26,311
Stock-based compensation expense	73,236	71,154
Other, net	5,959	(128)
Changes in operating assets and liabilities:
Accounts receivable, net	(170,511)	(140,054)
Inventories	(190,247)	38,851
Prepaid expenses and other assets	(145,643)	(1,921)
Accounts payable and accrued liabilities	42,797	35,597
Income taxes payable and receivable	(16,303)	22,014
Other liabilities	(26,874)	(19,883)
Net cash provided by operating activities	703,363	898,924
Cash flows from investing activities:
Purchase of property and equipment	(162,993)	(109,505)
Purchase of businesses, net of cash acquired	(389,192)	(47,069)
Other investing activities	9	15,277
Net cash used in investing activities	(552,176)	(141,297)
Cash flows from financing activities:
Payment of debt	(197,500)	(1,086,744)
Proceeds from borrowings and debt issuances	499,070	1,206,750
Repurchase of common stock, including transaction costs	(825,393)	(340,071)
Proceeds from the issuance of common stock	26,653	28,659
Tax withholding paid on behalf of employees for restricted stock units	(52,265)	(37,069)
Other financing activities	(9,078)	(12,413)
Net cash used in financing activities	(558,513)	(240,888)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,063)	2,569
Net (decrease) increase in cash, cash equivalents and restricted cash	(409,389)	519,308
Cash, cash equivalents and restricted cash at the beginning of the period	1,398,309	715,612
Cash, cash equivalents and restricted cash at the end of the period	$988,920	$1,234,920

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$988,527	$1,234,415
Restricted cash included in "Other current assets" and "Other non-current assets"	393	505
Total cash, cash equivalents and restricted cash	$988,920	$1,234,920

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$42,055	$45,592

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal 2022 is a 52-week year and fiscal 2021 was a 53-week year with the additional week included in the second fiscal quarter ended October 3, 2020.

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

3. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	January 1, 2022	April 3, 2021
Raw materials	$208,837	$134,959
Work in process	327,234	283,067
Finished goods	174,157	89,761
Total inventories	$710,228	$507,787

4. BUSINESS ACQUISITIONS

United Silicon Carbide, Inc.

On October 19, 2021, the Company acquired all the outstanding equity interests of United Silicon Carbide, Inc. ("United SiC"), a leading manufacturer of silicon carbide ("SiC") power semiconductors, for a total purchase price of $234.2 million. The acquisition expands the Company's offerings to include SiC power products for a range of applications such as electric vehicles, battery charging, IT infrastructure, renewables and circuit protection.

The purchase price was comprised of cash consideration of $227.1 million and contingent consideration of up to $31.3 million which is payable to the sellers if certain revenue and gross margin targets are achieved over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration was $7.1 million at both the acquisition date and January 1, 2022 and is included in "Other long-term liabilities" in the Condensed Consolidated Balance

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Sheet. In subsequent reporting periods, the contingent consideration liability will be remeasured at fair value with changes recognized in "Other operating expense." See Note 6 for further information related to the fair value measurement.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$145,780
Goodwill	94,467
Net tangible assets (1)	18,015
Deferred tax liability, net	(24,036)
Total purchase price	$234,226
(1) Includes cash acquired of $5.5 million.

The more significant intangible assets acquired included developed technology of $126.1 million and customer relationships of $19.2 million.

The fair value of the developed technology acquired was determined based on an income approach using the "excess earnings method" which estimated the value of the intangible asset by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of eleven years.

The fair value of the customer relationships acquired was determined based on an income approach using the "with and without method" in which the value of the intangible asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. These customer relationships are being amortized on a straight-line basis over their estimated useful life of three years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). The goodwill resulting from the acquisition of United SiC is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes.

The operating results of United SiC were not material and have been included in the Company's condensed consolidated financial statements as of the acquisition date. During the three and nine months ended January 1, 2022, the Company recorded acquisition and integration related costs associated with the acquisition of United SiC totaling $1.1 million and $3.9 million, respectively, in "Other operating expense" in the Condensed Consolidated Statements of Income.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$81,000
Goodwill	94,292
Net tangible assets (1)	8,209
Deferred tax liability, net	(10,132)
Total purchase price	$173,369
(1) Includes cash acquired of $5.8 million.

The more significant intangible assets acquired included developed technology of $73.0 million and customer relationships of $7.5 million.

The fair value of the developed technology acquired was determined based on an income approach using the "excess earnings method" described above. The acquired developed technology asset is being amortized on a straight-line basis over its estimated useful life of seven years.

The fair value of the customer relationships acquired was determined based on an income approach using the "with and without method" described above. These customer relationships are being amortized on a straight-line basis over their estimated useful life of one year.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). The goodwill resulting from the acquisition of NextInput is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes.

The operating results of NextInput were not material and have been included in the Company's condensed consolidated financial statements as of the acquisition date. During the three and nine months ended January 1, 2022, the Company recorded acquisition and integration related costs associated with the acquisition of NextInput totaling $0.5 million and $2.2 million, respectively, in "Other operating expense" in the Condensed Consolidated Statements of Income.

7Hugs Labs S.A.S.

On October 1, 2020, the Company acquired all the outstanding equity interests of 7Hugs Labs S.A.S. ("7Hugs"), a private developer of Ultra Wideband ("UWB") software and solutions, for a total cash purchase price of $48.7 million. The acquisition supports the development and adaption of the Company's UWB products and solutions.

During the nine months ended January 1, 2022, the Company recognized a decrease to goodwill of approximately $0.1 million upon finalizing the purchase price allocation. The measurement period ended one year from the acquisition date.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended January 1, 2022, are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 3, 2021 (1)	$2,034,383	$608,325	$2,642,708
Goodwill resulting from NextInput acquisition (Note 4)	94,292	—	94,292
Goodwill resulting from United SiC acquisition (Note 4)	—	94,467	94,467
7Hugs measurement period adjustments	(97)	—	(97)
Effect of changes in foreign currency exchange rates	(6,514)	—	(6,514)
Balance as of January 1, 2022 (1)	$2,122,064	$702,792	$2,824,856
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $621.6 million, which were recognized in fiscal years 2009, 2013 and 2014.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	January 1, 2022		April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,033,980	$391,598	$1,295,113	$750,044
Customer relationships	105,046	40,331	459,052	403,407
Technology licenses	2,645	2,114	2,368	2,076
Backlog	—	—	1,600	1,600
Trade names	1,960	1,227	1,090	636
In-process research and development	9,734	N/A	9,695	N/A
Total (1)	$1,153,365	$435,270	$1,768,918	$1,157,763
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $38.5 million and $112.5 million for the three and nine months ended January 1, 2022, respectively, and $73.3 million and $217.8 million for the three and nine months ended January 2, 2021, respectively.

6. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments
The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of January 1, 2022, and April 3, 2021, were $29.9 million and $29.8 million, respectively, and are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets. During the three and nine months ended January 1, 2022, the Company recorded a loss of $2.4 million and income of $13.6 million, respectively, based on its share of the limited partnerships' earnings. During the three and nine months ended January 2, 2021, the Company recorded income of $1.8 million and $17.4 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in “Other income (expense), net” in the Condensed Consolidated Statements of Income. During the three months ended January 1, 2022, the Company received no cash distributions. During the nine months ended January 1, 2022, the Company received cash distributions of $13.5 million. During the three and nine months ended January 2, 2021, the Company received cash distributions of $5.9 million. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 1, 2022
Marketable equity securities	$4,633	$4,633	$—	$—
Invested funds in deferred compensation plan (1)	41,479	41,479	—	—
Contingent earn-out liability (2)	(7,100)	—	—	(7,100)

April 3, 2021
Marketable equity securities	$3,802	$3,802	$—	$—
Invested funds in deferred compensation plan (1)	32,824	32,824	—	—
Contingent earn-out liability (3)	(10,000)	—	—	(10,000)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) The Company recorded a contingent earn-out liability in conjunction with the acquisition of United SiC (see Note 4). The fair value of this liability is estimated using an option pricing model.
(3) The Company recorded a contingent earn-out liability in conjunction with the acquisition of Custom MMIC Design Services, Inc. As of April 3, 2021, the fair value of the contingent consideration liability was equal to the maximum amount payable which was paid during the first quarter of fiscal 2022.

7. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	January 1, 2022	April 3, 2021
Term loan	$—	$197,500
1.750% senior notes due 2024	500,000	—
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	2,757	1,617
Unamortized premium, discount and issuance costs, net	(5,035)	(1,475)
Less current portion of long-term debt	(771)	(5,092)
Total long-term debt	$2,046,951	$1,742,550

Credit Agreement
On September 29, 2020, the Company and certain of its U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (the “2020 Credit Agreement”) with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement includes a senior term loan (the “2020 Term Loan”) of up to $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million. During the three and nine months ended January 1, 2022, there were no borrowings under the Revolving Facility.

On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the term loan under the 2017 Credit Agreement and concurrently drew $200.0 million under the 2020 Term Loan.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 14, 2021, the Company repaid the remaining principal balance of $195.0 million on the 2020 Term Loan, plus accrued and unpaid interest. Interest paid during the three and nine months ended January 1, 2022, was $0.5 million and $1.7 million, respectively. In connection with the repayment, the Company recorded a loss on debt extinguishment of $0.7 million in "Other income (expense), net" in the Condensed Consolidated Statements of Income.

Senior Notes due 2024
On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the “2024 Notes”). Interest is payable on the 2024 Notes on June 15 and December 15 of each year, commencing June 15, 2022. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The Company used a portion of the net proceeds of the offering of the 2024 Notes to repay all of the outstanding 2020 Term Loan, as described above, and will use the remainder of the net proceeds for general corporate purposes.

The 2024 Notes were issued pursuant to an indenture, dated as of December 14, 2021 (the “2021 Indenture”), by and among the Company, the Guarantors and Computershare Trust Company, N.A., as trustee. The 2021 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants.

The 2024 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the 2024 Notes, the Company entered into a Registration Rights Agreement, dated as of December 14, 2021 (the “Registration Rights Agreement”), by and among the Company and the Guarantors, on the one hand, and BofA Securities, Inc., as representative of the initial purchasers of the 2024 Notes, on the other hand.

Under the Registration Rights Agreement, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the “Exchange Offer Registration Statement”) relating to the registered exchange offer (the “Exchange Offer”) to exchange the 2024 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2024 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 720th day after December 14, 2021 (or if such 720th day is not a business day, the next succeeding business day).

Under certain circumstances, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file a shelf registration statement relating to the resale of the 2024 Notes as promptly as practicable, and (ii) cause the shelf registration statement to be declared effective by the SEC as promptly as practicable.

If the Company fails to meet any of these targets, the annual interest rate on the 2024 Notes will increase by 0.25% during the 90-day period following the default and will increase by an additional 0.25% for each subsequent 90-day period during which the default continues, up to a maximum additional interest rate of 1.00% per year. If the Company cures the default, the interest rate on the 2024 Notes will revert to the original level.

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

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019, and June 11, 2020 (such indenture and supplemental indentures, collectively, the

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

“2019 Indenture”). The 2019 Indenture contains substantially the same customary events of default and negative covenants as the 2021 Indenture.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during the three and nine months ended January 1, 2022 was $18.6 million and $37.2 million, respectively. Interest paid on the 2029 Notes during the three and nine months ended January 2, 2021 was $18.6 million and $31.6 million, respectively.

Senior Notes due 2031
On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The 2031 Notes were issued pursuant to an indenture, dated as of September 29, 2020, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee (the “2020 Indenture”). The 2020 Indenture contains the same customary events of default and negative covenants as the 2021 Indenture.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid no interest on the 2031 Notes during the three months ended January 1, 2022 and paid interest of $11.8 million on the 2031 Notes during the nine months ended January 1, 2022. The Company paid no interest on the 2031 Notes during the three and nine months ended January 2, 2021.

Fair Value of Debt
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of January 1, 2022, was $500.5 million, $909.1 million and $713.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of April 3, 2021, was $905.3 million and $689.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense
During the three and nine months ended January 1, 2022, the Company recognized total interest expense of $16.3 million and $48.7 million, respectively, primarily related to the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.9 million and $2.8 million, respectively. During the three and nine months ended January 2, 2021, the Company recognized total interest expense of $18.3 million and $62.9 million, respectively, primarily related to its 5.50% senior notes due 2026 (redeemed on October 16, 2020), the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million and $3.1 million, respectively.

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

During the three and nine months ended January 1, 2022, the Company repurchased approximately 1.9 million and 4.8 million shares, respectively, of its common stock for approximately $302.0 million and $825.4 million, respectively (including transaction costs). As of January 1, 2022, approximately $1,188.6 million remains available for repurchases under the current share repurchase program.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and nine months ended January 2, 2021, the Company repurchased approximately 1.1 million and 2.6 million shares, respectively, of its common stock for approximately $160.0 million and $340.1 million, respectively (including transaction costs) under the prior repurchase program.

9. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations
As of January 1, 2022, the Company's purchase obligations totaled approximately $2.2 billion, of which approximately $500.0 million is expected to be paid during the last three months of fiscal 2022 and the remaining $1.7 billion is expected to be paid ratably over fiscal years 2023 through 2026. Noncancelable purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities in the Condensed Consolidated Balance Sheet because the Company has not received the related goods or services as of January 1, 2022.

Amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. The Company agreed to pay certain fees and deposits which are recorded in "Prepaid expenses" and "Other non-current assets" in the Condensed Consolidated Balance Sheet as of January 1, 2022. Under the agreement the Company is required to purchase, and the foundry supplier is required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. The Company currently estimates that it is obligated to purchase a total of approximately $1.6 billion of wafers (included in the total purchase obligations above) under the capacity reservation agreement.

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

10. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
United States	$569,494	$587,737	$1,449,667	$1,295,398
China	273,582	305,887	1,227,782	1,084,120
Other Asia	136,089	83,070	364,855	243,715
Taiwan	76,432	69,492	253,713	176,171
Europe	58,360	48,648	183,539	143,173
Total revenue	$1,113,957	$1,094,834	$3,479,556	$2,942,577

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

IDP is a global supplier of RF, system-on-a-chip and power management solutions for a wide range of applications including cellular and IT infrastructure, automotive, green energy, defense and IoT.

The "All other" category includes operating expenses such as stock-based compensation, amortization of intangible assets, acquisition and integration related costs, (loss) gain on assets, start-up costs, restructuring related charges and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest and other income (expense), or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Revenue:
MP	$848,428	$826,021	$2,680,263	$2,048,719
IDP	265,529	268,813	799,293	893,858
Total revenue	$1,113,957	$1,094,834	$3,479,556	$2,942,577
Operating income (loss):
MP	$306,014	$342,118	$991,293	$714,959
IDP	65,994	59,241	183,162	219,491
All other	(75,998)	(102,156)	(218,983)	(320,891)
Operating income	296,010	299,203	955,472	613,559
Interest expense	(15,328)	(17,453)	(45,934)	(59,788)
Other income (expense), net	2,532	(58,234)	24,077	(33,177)
Income before income taxes	$283,214	$223,516	$933,615	$520,594

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Reconciliation of “All other” category:
Stock-based compensation expense	$(19,307)	$(19,247)	$(73,236)	$(71,154)
Amortization of intangible assets	(38,443)	(73,112)	(112,243)	(217,203)
Acquisition and integration related costs	(6,552)	(5,261)	(16,585)	(25,183)
Other (including (loss) gain on assets, start-up costs, restructuring related charges and other miscellaneous corporate overhead)	(11,696)	(4,536)	(16,919)	(7,351)
Loss from operations for “All other”	$(75,998)	$(102,156)	$(218,983)	$(320,891)

12. INCOME TAXES

The Company’s income tax expense was $67.0 million and $112.5 million for the three and nine months ended January 1, 2022, respectively, and $22.5 million and $85.7 million for the three and nine months ended January 2, 2021, respectively. The Company’s effective tax rate was 23.6% and 12.1% for the three and nine months ended January 1, 2022, respectively, and 10.1% and 16.5% for the three and nine months ended January 2, 2021, respectively.

The Company's effective tax rate for the three and nine months ended January 1, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income (“GILTI”), domestic tax credits and discrete tax items recorded during the period. A discrete charge of $42.5 million and $12.0 million was recorded during the three and nine months ended January 1, 2022, respectively. The discrete tax expense for the three and nine months ended January 1, 2022 primarily related to the revaluation of deferred tax assets due to the extension of the Company’s tax holiday in Singapore. The discrete tax expense for the nine months ended January 1, 2022 was partially offset by the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete charge associated with the intercompany restructuring of the NextInput intellectual property.

The Company has operations in Singapore which are subject to a tax holiday agreement, previously set to expire December 31, 2021. During the three months ended January 1, 2022, the Company was granted an extension to its tax holiday agreement in Singapore. The current extension to the tax holiday in Singapore is effective through December 31, 2031. The tax holiday is

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

conditional upon the Company meeting certain employment and investment thresholds within the region which the Company expects to meet as part of its ongoing business operations. The extension of the tax holiday resulted in a decrease to the annual effective tax rate during the period, offset by a discrete charge due to the revaluation of the Company’s deferred tax assets.

The Company's effective tax rate for the three and nine months ended January 2, 2021 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits and discrete tax items recorded during the period. A discrete benefit of $3.8 million and a discrete charge of $31.4 million was recorded during the three and nine months ended January 2, 2021, respectively. The discrete tax expense for the nine months ended January 2, 2021 primarily related to the intercompany restructuring of the intellectual property from the acquisition of Cavendish Kinetics Limited in fiscal 2020, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Numerator:
Numerator for basic and diluted net income per share	$216,263	$201,035	$821,078	$434,874
Denominator:
Denominator for basic net income per share — weighted average shares	109,687	113,811	110,966	114,292
Effect of dilutive securities:
Stock-based awards	1,123	1,879	1,449	1,965
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	110,810	115,690	112,415	116,257
Basic net income per share	$1.97	$1.77	$7.40	$3.80
Diluted net income per share	$1.95	$1.74	$7.30	$3.74

An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three and nine months ended January 1, 2022 and January 2, 2021, because the effect of their inclusion would have been anti-dilutive.

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

Qorvo is a leader in the development and commercialization of technologies and products for wireless, wired connectivity and power management. We combine highly differentiated technologies, systems-level expertise and manufacturing scale to serve a diverse set of customers a broad portfolio of innovative solutions that enable a more connected world.

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

IDP is a global supplier of RF, system-on-a-chip and power management solutions for a wide range of applications including cellular and IT infrastructure, automotive, green energy, defense and IoT.

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

The semiconductor industry has continued to experience supply constraints in fiscal 2022. We have taken actions to address short and long-term supply requirements to support our markets. During the second quarter ended October 2, 2021, we entered into a long-term capacity agreement with a foundry supplier to reserve manufacturing supply capacity. Under the agreement we are required to purchase, and the foundry supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 9 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1A., "Risk Factors" for additional information regarding this agreement.

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

THIRD QUARTER FISCAL 2022 FINANCIAL HIGHLIGHTS

•Revenue for the third quarter of fiscal 2022 increased 1.7% as compared to the third quarter of fiscal 2021, driven primarily by higher demand for our 5G mobile solutions and our power management products, partially offset by lower demand for our defense and aerospace products.

•Gross margin for the third quarter of fiscal 2022 was 49.2% as compared to 49.1% for the third quarter of fiscal 2021, primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. The increase in gross margin was partially offset by unfavorable changes in product mix and average selling price erosion.

•Operating income was $296.0 million for the third quarter of fiscal 2022 as compared to $299.2 million for the third quarter of fiscal 2021. This decrease was primarily due to higher operating expenses, partially offset by higher revenue and favorable gross margin. Operating expenses increased primarily due to higher personnel costs and product development spend, partially offset by lower intangible amortization expense and lower incentive-based compensation.

•Net income per diluted share was $1.95 for the third quarter of fiscal 2022 as compared to $1.74 for the third quarter of fiscal 2021.

•Capital expenditures were $50.5 million for the third quarter of fiscal 2022 as compared to $36.1 million for the third quarter of fiscal 2021.

•During the third quarter of fiscal 2022, we repurchased approximately 1.9 million shares of our common stock for approximately $302.0 million.

•We completed the acquisition of United Silicon Carbide, Inc. ("United SiC") for a total purchase price of $234.2 million.

•We issued $500.0 million aggregate principal amount of 1.750% senior notes due 2024 (the "2024 Notes").

•We repaid $195.0 million on the 2020 Term Loan (as defined below), plus accrued and unpaid interest. In connection with the repayment, we recognized a loss on debt extinguishment of $0.7 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	January 1, 2022	% of Revenue	January 2, 2021	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,113,957	100.0%	$1,094,834	100.0%	$19,123	1.7%
Cost of goods sold	565,864	50.8	557,082	50.9	8,782	1.6
Gross profit	548,093	49.2	537,752	49.1	10,341	1.9
Research and development	154,435	13.9	136,697	12.5	17,738	13.0
Selling, general and administrative	82,003	7.3	93,139	8.5	(11,136)	(12.0)
Other operating expense	15,645	1.4	8,713	0.8	6,932	79.6
Operating income	$296,010	26.6%	$299,203	27.3%	$(3,193)	(1.1)%

	Nine Months Ended
	January 1, 2022	% of Revenue	January 2, 2021	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$3,479,556	100.0%	$2,942,577	100.0%	$536,979	18.2%
Cost of goods sold	1,763,727	50.7	1,587,486	53.9	176,241	11.1
Gross profit	1,715,829	49.3	1,355,091	46.1	360,738	26.6
Research and development	464,891	13.4	423,110	14.4	41,781	9.9
Selling, general and administrative	265,791	7.6	289,115	9.8	(23,324)	(8.1)
Other operating expense	29,675	0.8	29,307	1.0	368	1.3
Operating income	$955,472	27.5%	$613,559	20.9%	$341,913	55.7%

Revenue increased for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, primarily due to higher demand for our 5G mobile solutions and our power management products, partially offset by lower demand for our defense and aerospace products. The higher demand for our mobile solutions was driven by 5G content increases with our largest customers, and the increased demand for our power management products was driven by the migration to smaller and more efficient power solutions. The lower demand for our defense and aerospace products was due to the timing of programs.

Revenue increased for the nine months ended January 1, 2022, compared to the nine months ended January 2, 2021, primarily due to higher demand for our 5G mobile solutions and our power management, automotive, broadband and Wi-Fi products, partially offset by lower demand for our base station and defense and aerospace products. The higher demand for our mobile solutions was driven by 5G content increases with our largest customers, and the increased demand for our power management products was driven by the migration to smaller and more efficient power solutions. The increased demand for our automotive, broadband and Wi-Fi products was driven by the proliferation of connected devices and the increasing requirements for higher efficiency, greater throughput and smaller size. The lower demand for our base station products was attributed to the slower 5G massive Multiple-Input/Multiple-Output ("mMIMO") deployment in China, and the lower demand for our defense and aerospace products was due to the timing of programs.

Gross margin increased for the three and nine months ended January 1, 2022, compared to the three and nine months ended January 2, 2021, primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. The increase in gross margin was partially offset by unfavorable changes in product mix and average selling price erosion.

Operating expenses increased for the three and nine months ended January 1, 2022, compared to the three and nine months ended January 2, 2021, primarily due to additional headcount and higher design and development costs associated with our UWB solutions, biotechnology testing solutions and 5G mobile solutions as well as the acquisition of United SiC. These increases were partially offset by lower intangible amortization expense and lower incentive-based compensation.

Operating Segments

Mobile Products

	Three Months Ended
(In thousands, except percentages)	January 1, 2022	January 2, 2021	Increase (Decrease)	Percentage Change
Revenue	$848,428	$826,021	$22,407	2.7%
Operating income	306,014	342,118	(36,104)	(10.6)
Operating income as a % of revenue	36.1%	41.4%

	Nine Months Ended
(In thousands, except percentages)	January 1, 2022	January 2, 2021	Increase	Percentage Change
Revenue	$2,680,263	$2,048,719	$631,544	30.8%
Operating income	991,293	714,959	276,334	38.7
Operating income as a % of revenue	37.0%	34.9%

MP revenue increased for the three and nine months ended January 1, 2022, compared to the three and nine months ended January 2, 2021, primarily due to higher demand for our mobile solutions driven by 5G content increases with our largest customers.

MP operating income decreased for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, primarily due to unfavorable changes in product mix, average selling price erosion and higher operating expenses, partially offset by the effects of increased revenue, including lower unit costs on higher volume and productivity. Operating expenses increased primarily due to additional headcount and higher design and development costs associated with our UWB solutions and 5G mobile solutions, partially offset by lower incentive-based compensation.

MP operating income increased for the nine months ended January 1, 2022, compared to the nine months ended January 2, 2021, primarily due to the effects of increased revenue, including lower unit costs on higher volume and productivity. These increases were partially offset by average selling price erosion, unfavorable changes in product mix and higher operating expenses. Operating expenses increased primarily due to additional headcount and higher design and development costs associated with our UWB solutions and 5G mobile solutions, partially offset by lower incentive-based compensation.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	January 1, 2022	January 2, 2021	Increase (Decrease)	Percentage Change
Revenue	$265,529	$268,813	$(3,284)	(1.2)%
Operating income	65,994	59,241	6,753	11.4
Operating income as a % of revenue	24.9%	22.0%

	Nine Months Ended
(In thousands, except percentages)	January 1, 2022	January 2, 2021	Decrease	Percentage Change
Revenue	$799,293	$893,858	$(94,565)	(10.6)%
Operating income	183,162	219,491	(36,329)	(16.6)
Operating income as a % of revenue	22.9%	24.6%

IDP revenue decreased for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, primarily due to lower demand for our defense and aerospace products, partially offset by increased demand for our power management products. The lower demand for our defense and aerospace products was due to the timing of programs. The increased demand for our power management products was driven by the migration to smaller and more efficient power solutions.

IDP revenue decreased for the nine months ended January 1, 2022, compared to the nine months ended January 2, 2021, primarily due to lower demand for our base station and defense and aerospace products, partially offset by increased demand for our power management, automotive, broadband and Wi-Fi products. The lower demand for our base station products was attributed to the slower 5G mMIMO deployment in China, and the lower demand for our defense and aerospace products was due to the timing of programs. The increased demand for our power management products was driven by the migration to smaller and more efficient power solutions. The increased demand for our automotive, broadband and Wi-Fi products was driven by the proliferation of connected devices and the increasing requirements for higher efficiency, greater throughput and smaller size.

IDP operating income increased for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, primarily due to favorable changes in gross margin, partially offset by decreased revenue. Gross margin was favorable primarily due to improved product mix, productivity and average selling price expansion.

IDP operating income decreased for the nine months ended January 1, 2022, compared to the nine months ended January 2, 2021, primarily due to decreased revenue and higher operating expenses, partially offset by favorable changes in gross margin. Operating expenses increased primarily due to increased expenses associated with the design and development of our biotechnology testing solutions as well as the acquisition of United SiC, partially offset by lower incentive-based compensation. Gross margin was favorable primarily due to lower costs from improved factory utilization, average selling price expansion and improved product mix.

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income to the consolidated operating income for the three and nine months ended January 1, 2022 and January 2, 2021.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Interest expense	$(15,328)	$(17,453)	$(45,934)	$(59,788)
Other income (expense), net	2,532	(58,234)	24,077	(33,177)
Income tax expense	(66,951)	(22,481)	(112,537)	(85,720)

Interest expense
During the three and nine months ended January 1, 2022, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During the three and nine months ended January 2, 2021, we recorded interest expense primarily related to our 5.50% senior notes due July 15, 2026 (which were redeemed on October 16, 2020), our 2029 Notes and our 2031 Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income (expense), net
Other income (expense) is primarily related to our share of investments in limited partnerships' earnings, gains (losses) from our other investments and losses on debt extinguishments. See Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

During the three months ended January 1, 2022, we recognized a loss on debt extinguishment of $0.7 million in connection with the payment of the remaining principal balance on the 2020 Term Loan (as defined below). During the three months ended January 2, 2021, we recognized total losses on debt extinguishments of $62.0 million primarily related to the redemption on October 16, 2020 of our 5.50% senior notes due July 15, 2026.

Income tax expense
During the three and nine months ended January 1, 2022, we recorded income tax expense of $67.0 million and $112.5 million, respectively, comprised primarily of tax expense related to domestic and international operations generating pre-tax book income and discrete charges recorded during the period, partially offset by tax benefits related to international operations generating pre-tax book losses and domestic tax credits. The discrete tax expense for the three and nine months ended January 1, 2022 primarily related to the revaluation of deferred tax assets due to the extension of the Company’s tax holiday in Singapore through December 31, 2031. The discrete tax expense for the nine months ended January 1, 2022 was partially offset by the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete charge associated with the intercompany restructuring of the NextInput, Inc. ("NextInput") intellectual property.

During the three and nine months ended January 2, 2021, we recorded income tax expense of $22.5 million and $85.7 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and discrete items recorded during the period. The discrete tax expense for the nine months ended January 2, 2021 primarily related to the intercompany restructuring of the intellectual property from the acquisition of Cavendish Kinetics Limited in fiscal 2020, partially offset by discrete tax benefits recognized for stock-based compensation deductions and a retroactive incentive allowing previously non-deductible payments to be amortized.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of January 1, 2022, we had working capital of approximately $1,772.4 million, including $988.5 million in cash and cash equivalents, compared to working capital of approximately $1,802.2 million, including $1,397.9 million in cash and cash equivalents as of April 3, 2021.

Our $988.5 million of total cash and cash equivalents as of January 1, 2022, includes approximately $674.5 million held by our foreign subsidiaries, of which $543.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the nine months ended January 1, 2022, we repurchased approximately 4.8 million shares of our common stock for approximately $825.4 million, including transaction costs, under our prior and current share repurchase programs. As of January 1, 2022, approximately $1,188.6 million remains available for repurchases under the current program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $703.4 million and $898.9 million for the nine months ended January 1, 2022 and January 2, 2021, respectively. This decrease in cash provided by operating activities was primarily due to increased inventory in anticipation of certain customers' product ramps. In addition, the decrease in cash provided by operating activities was impacted by the increase in prepaid expenses and other assets which was primarily due to prepayments of certain fees and deposits associated with a long-term capacity reservation agreement. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding this agreement. These decreases to cash flow provided by operating activities were partially offset by increased profitability as a result of demand and revenue growth.

Cash Flows from Investing Activities
Net cash used in investing activities was $552.2 million for the nine months ended January 1, 2022, compared to $141.3 million for the nine months ended January 2, 2021. This increase in cash used in investing activities was primarily due to the acquisitions of NextInput and United SiC. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $558.5 million and $240.9 million for the nine months ended January 1, 2022 and January 2, 2021, respectively, primarily due to stock repurchases and debt obligation activity. See Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt and stock repurchases, respectively.

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

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to securing additional funding commitments from the existing or new lenders. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. On December 14, 2021, we repaid the remaining principal balance of $195.0 million on the 2020 Term Loan, plus accrued and unpaid interest. In connection with the repayment, we recorded a loss on debt extinguishment of $0.7 million in "Other income (expense), net" in the Condensed Consolidated Statements of Income. During the nine months ended January 1, 2022, there were no borrowings under the Revolving Facility.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of January 1, 2022, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. Interest on the 2024 Notes is payable on June 15 and December 15 of each year at a rate of 1.750% per annum, commencing June 15, 2022. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

Capital Commitments As of January 1, 2022, we had capital commitments of approximately $146.8 million primarily for increasing manufacturing capacity, expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2024 Notes, the 2029 Notes and the 2031 Notes (together, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. ("Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets
(in thousands)	January 1, 2022	April 3, 2021
Due from Non-Guarantors	$316,520	$532,440
Other current assets	633,722	610,646
Total current assets	$950,242	$1,143,086

Non-current assets	$2,649,389	$2,450,960

Current liabilities	$216,041	$240,943

Payable to Non-Guarantors	$604,975	$395,323
Other long-term liabilities	2,190,762	1,855,343
Total long-term liabilities	$2,795,737	$2,250,666

Summarized Statement of Income	Nine Months Ended
(in thousands)	January 1, 2022
Revenue	$840,888
Gross profit	$200,037
Net loss from continuing operations	$(55,024)
Net loss	$(55,024)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2022. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amidst ongoing industry-wide supply constraints, we entered into a capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. Under the agreement we are required to purchase, and the supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information. If our actual wafer requirements are less than the number of wafers required to meet the applicable wafer purchase requirements, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations. Additionally, the agreement sets forth pricing for wafer purchases pursuant to the agreement through 2025. If market conditions change and wafer prices in the market decrease significantly below what is contemplated in the agreement, the agreement may put us at a competitive disadvantage relative to our competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 3, 2021 to October 30, 2021	247	$165.53	247	$1,449.7	million
October 31, 2021 to November 27, 2021	635	157.55	635	1,349.7	million
November 28, 2021 to January 1, 2022	1,060	152.02	1,060	1,188.6	million
Total	1,942	$155.54	1,942	$1,188.6	million

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

ITEM 6. EXHIBITS.

4.1
Indenture, dated as of December 14, 2021, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2021)

4.2
Registration Rights Agreement, dated as of December 14, 2021, by and among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2021)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2022, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 3, 2022	/s/ Mark J. Murphy
Mark J. Murphy
Chief Financial Officer