Form 10-K
period 2022-04-02
Qorvo, Inc.
filed 2022-05-20
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $18,621,370,109 as of October 2, 2021. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of May 13, 2022, there were 106,027,384 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2022 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended April 2, 2022.

In this Annual Report on Form 10-K, the words "Qorvo," "we," "our," "ours" and "us" refer only to Qorvo, Inc. and its subsidiaries and not any other person or entity. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, particularly in Item 1: "Business," Item 1A: "Risk Factors" and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. Additionally, statements concerning future matters such as our future business, prospects, results of operations, financial condition or research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions, such as the transition to 5G; potential impacts of the COVID-19 pandemic, legal or regulatory matters, U.S./China trade, the conflict in Ukraine, or national security tensions; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. Material factors that could cause actual results to differ materially from our expectations are summarized and disclosed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are cautioned to review carefully and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS.

Company Overview

Qorvo® is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

We have two reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP"). MP is a global supplier of cellular, ultra-wideband 802.15.4z ("UWB"), Wi-Fi and other wireless solutions for a variety of applications, including smartphones, wearables, laptops, tablets and the Internet of Things ("IoT"). IDP is a global supplier of radio frequency ("RF"), system-on-a-chip ("SoC") and power management solutions for a wide range of markets, including cellular and IT infrastructure, automotive, renewable energy, defense and IoT. Our MP segment supplies RF solutions to global consumer product companies, and our IDP segment supplies a more diverse portfolio of products with generally longer life cycles to a broader base of customers and end markets.

Our design expertise and manufacturing capabilities span multiple process technologies. Our primary wafer fabrication facilities are in North Carolina, Oregon and Texas. Our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We also source products and materials through external suppliers. We have design, sales and other manufacturing facilities throughout Asia, Europe and North America.

In addition to organic growth, our strategy may include the acquisition of businesses, assets and technologies that allow us to complement our existing product offerings and design capabilities to drive growth in new or existing markets. During fiscal 2022, we acquired United Silicon Carbide, Inc. ("United SiC"), a provider of silicon carbide ("SiC") power products, and NextInput, Inc. ("NextInput"), a provider of microelectromechanical system ("MEMS")-based sensing products.

Industry Trends, Markets and Products

Global demand for wireless and wired connectivity, supported by the proliferation of smarter, data-driven, connected devices in a variety of form factors, is increasing network data traffic and raising requirements for throughput and efficiency. At the same time, global environmental initiatives and technology advancements related to energy efficiency, sustainability and conservation are driving investments across a range of consumer and industrial applications that demand maximum power efficiency, including in electric vehicles ("EVs") and renewable energy systems. These trends support multiyear technology upgrade cycles in our markets and increase the demand for our technologies and products.

Our business is diversified primarily across the following end markets: mobile devices, cellular base stations, power management and conversion, wireless connectivity, defense and aerospace, automotive connectivity and other markets. To solve our customers’ most critical RF and power-related challenges, our products enhance performance, improve efficiency, increase functionality, reduce complexity, enable smaller form factors and address other critical challenges.

Mobile Devices
Qorvo’s largest market is mobile devices, which is a global market characterized by large volumes. It includes smartphones, wearables, laptops, tablets and other devices.

Advances in mobile devices have transformed how end users around the world access content, interact with their physical and virtual communities and transact commerce. Mobile devices are migrating to 5G architectures and technologies which increase data throughput, reduce signal latency and enable massive machine-to-machine connectivity. 5G devices operate over a wide range of frequencies and face challenges related to efficiency, linearity, signal coexistence, signal integrity and form factor. 5G architectures are more complex and include Multiple-Input/Multiple-Output ("MIMO"), secondary transmit, higher frequencies with wider bandwidths and new receive paths featuring carrier aggregation. In each instance, the increased functionality and greater complexity increase RF content and favor high performance and highly integrated solutions.

Mobile device original equipment manufacturers ("OEMs") are adopting UWB technology to enhance functionality, including indoor navigation and secure remote access, leveraging UWB's precision-location accuracy. They are also seeking to adopt force-sensing touch sensor technology to enhance human-machine touch interfaces, create new consumer experiences and advance industrial design.

Qorvo’s products for mobile devices include highly integrated RF solutions which incorporate filters, switches, amplifiers, multiplexers and other components in a single package. Our product portfolio also includes RF power management integrated circuits, UWB SoC and system-in-package ("SiP") solutions, MEMS-based sensors, antenna tuners, antennaplexers, as well as discrete multiplexers, duplexers, filters, and switches.

Cellular Base Stations
Operators of cellular base stations are migrating to 5G in order to increase capacity, expand coverage and lower the cost per bit of data delivered. This is enabling new data-driven intelligent applications that combine global hyper-connectivity with artificial intelligence and machine learning capabilities. New use cases include industrial automation, robotics, remote medical care, autonomous vehicles and augmented reality/virtual reality ("AR/VR").

5G networks operate over a wide range of frequencies, and deployments can vary with spectrum allocation, regional demographics, geopolitical considerations and other factors. In the U.S., the completion of C-band auctions signaled the start of significant growth for base stations in the sub-7 GHz frequency range. Many of these base stations will be configured with massive MIMO active antenna arrays which increase the number of RF transmit and receive channels. Base stations operating over millimeter wave frequencies are also being deployed to address the capacity requirements in high-density environments and improve applications such as fixed wireless access.

The continuing migration to 5G is increasing the content opportunity for Qorvo’s high-performance infrastructure products, including those featuring our gallium nitride ("GaN"), gallium arsenide ("GaAs") and bulk acoustic wave ("BAW") technologies. Qorvo supports the world’s leading cellular base station OEMs with a broad portfolio of infrastructure solutions to address requirements for increased data capacity and throughput and improved efficiency. Qorvo’s products for cellular base stations include switch-low noise amplifier ("LNA") modules, variable gain amplifiers, integrated power amplifier ("PA") Doherty modules, discrete LNAs and high power GaN amplifiers.

Power Management and Conversion
Power efficiency is a core requirement in all electronics, and power management and power conversion are critical to enhancing efficiency. Industry trends in EVs/hybrid-EVs, renewable energy systems, battery-operated portable devices, EV chargers/on-board chargers, data storage, circuit protection and similar applications, are sharpening the focus on power efficiency and increasing the demand for our power management and power conversion solutions.

Qorvo’s SiC power devices provide state-of-the-art efficiency in a range of power conversion applications. Our SiC portfolio includes Schottky diodes and transistors ranging in voltage from 650V to 1700V. Power levels vary from 650 watts to hundreds of kilowatts, and markets include automotive, industrial, IT infrastructure and renewable energy.

Qorvo’s power management solutions include programmable power management integrated circuits ("ICs") and power application controllers (PACs®). Our programmable power management ICs provide customers digital and analog power control. They reduce solution size, lower cost, improve system reliability and shorten our customers’ product development time. Our power management products manage voltages from 1.8V to 600V and power up to 4,000 watts.

Wireless Connectivity
The proliferation of data-driven connected devices that sense, process and communicate is increasing demand for wireless connectivity solutions that improve speed, capacity and efficiency. Use cases in consumer, commercial and industrial IoT applications include connected cars, cloud gaming, AR/VR, telemedicine and factory automation. Each benefit from faster throughput, lower latency, more security, greater reliability and smaller form factors.

IoT connected devices allow remote access and control of various functions, including entertainment, comfort, security, energy usage and health or general status monitoring, in home and office environments. These devices can be controlled through a computer, tablet or smartphone, or through a more direct peer-to-peer device such as a voice-enabled remote control.

In Wi-Fi, new standards feature higher order MIMO architectures and offer greater range and capacity. The adoption of new standards, such as 802.11ax (Wi-Fi 6), Wi-Fi 6E and Wi-Fi 7, increases data throughput and enable new use cases. In the U.S., the Federal Communications Commission approved the use of 5.9 GHz to 7.1 GHz spectrum for Wi-Fi 6E, and countries outside the U.S. are also making spectrum available for Wi-Fi 6E. The upcoming Wi-Fi 7 standard will double the channel bandwidth and number of spatial streams available with Wi-Fi 6E and use multi-link operation to combine portions of the 5 GHz and 6 GHz bands into a single link. This will enable faster speeds over longer distances than previous standards. As standards and architectures evolve, requirements increase for more functional and more highly integrated RF front end solutions. Qorvo’s Wi-Fi portfolio includes PAs, switches, LNAs and BAW filters, as well as integrated solutions including front end modules ("FEMs") and integrated FEMs.

In lower power applications, smart device OEMs increasingly prefer multi-protocol integrated SoCs that enable multiple radios to connect concurrently. The coexistence of low power wireless protocols, such as Bluetooth Low Energy, Zigbee, and Thread, in single-placement SoCs reduces form factor, extends battery life and advances the proliferation of IoT devices. Similarly, Matter is an open and universal smart home protocol expected to simplify and accelerate interoperability across IoT devices and platforms. Lastly, new use cases leveraging the ultra-precise location accuracy and secure access enabled by UWB are advancing the proliferation of UWB in a widening range of applications.

These trends are increasing demand for Qorvo’s low power wireless and UWB solutions. Qorvo offers multi-standard (Bluetooth Low Energy, Zigbee and Thread) SoC solutions and single standard UWB SoC and SiP solutions, consisting of SoC hardware, firmware and application software.

Defense and Aerospace
Within the defense and aerospace markets, we focus primarily on high-power phased array radar, electronic military applications and communications systems. The trend toward phased array radar, the shift to higher frequencies and the sharing of existing frequency bands with cellular communications are expanding the content opportunity for Qorvo’s high-performance defense RF technologies and solutions. We are a leading supplier of RF products and compound semiconductor foundry services to defense primes and other global defense and aerospace customers. We also engage directly with defense customers to develop next-generation semiconductor and packaging technologies.

Our power amplifiers support phased array radars and communication systems. Our solid-state, high-power products provide highly reliable, efficient broadband solutions for complex applications across a broad frequency spectrum. Our premium filters optimize frequency spectrum to expand network capacity and extend coverage. We also offer industry-leading standard products and integrated multi-chip modules such as LNAs, mixers, phase shifters, switches, multiplexers and attenuators.

Automotive Connectivity
The automotive industry continues to adopt advanced connectivity and compute technologies. Next-generation wireless technologies are enabling new use cases in automotive wireless connectivity, including vehicle-to-everything ("V2X") applications that enable direct, high-speed communication. These new use cases require complex RF solutions supporting a range of wireless technologies, including cellular, Wi-Fi, GPS, satellite radio and UWB. UWB enables more secure access than current technologies, helping to prevent so-called "man-in-the-middle" or "relay" attacks.

We provide a variety of automotive RF connectivity products, including BAW filters, LNAs, switches, PAs and front-end solutions as well as UWB SoC solutions. Our products meet or exceed automotive AEC-Q100 quality and reliability standards, and our customers include the leading automotive OEMs, tier-1 suppliers and chipset vendors.

Other Markets
Other markets in which we compete include broadband cable and biotechnology testing. In broadband cable, our DOCSIS solutions increase bandwidth to the home to optimize upstream and downstream data connectivity. In biotechnology testing, we have developed a proprietary BAW-based diagnostic test platform which received an Emergency Use Authorization from the U.S. Food and Drug Administration in fiscal 2022.

Research and Development

We invest in research and development ("R&D") to develop advanced technologies and products to best serve our markets. Our R&D activities support large competitive design win opportunities for major programs at key customers, which require best-in-class performance, size, cost and functional density. We also invest in R&D to develop new products for broader market applications. Our R&D efforts require us to focus on both continuous improvement and innovation in fundamental areas including materials, software, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test.

We have developed multiple generations of GaAs, GaN, BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also source technologies in cooperation with key suppliers, including silicon on insulator ("SOI") for switches and tuners, silicon germanium ("SiGe") for amplifiers, complementary metal oxide semiconductor ("CMOS") for power management devices and SoC solutions, MEMS technology for switches and force-sensing and SiC for high voltage power conversion devices. We combine these technologies with proprietary design methods, intellectual property ("IP") and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs. We also invest in large scale module assembly and test capabilities to bring these technologies to market in very high volumes.

Raw Materials and Manufacturing

We purchase numerous raw materials and parts, such as silicon, passive components and substrates, for our manufacturing processes. In our GaN and GaAs manufacturing operations, we use several raw materials, including GaN on SiC wafers and GaAs wafers. In our acoustic filter manufacturing operations, raw materials include silicon, lithium niobate and lithium tantalate.

We procure our materials, parts and supplies from a large number of sources through established purchase contracts with suppliers or on a purchase order basis. As the semiconductor industry continued to experience supply constraints for certain items during fiscal 2022, we have entered into certain supply agreements to address short- and long-term supply requirements.

Our manufacturing strategy includes a balance of internal and external capacity. Our manufacturing sites are geographically distributed, as are our suppliers. We routinely qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we closely monitor our suppliers’ key performance indicators. We seek to ensure that materials and manufacturing services are available from multiple sources and geographic locations.

The majority of our products are multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured internally or sourced from outside supply chain partners.

We operate fabrication facilities for the production of BAW, GaN, GaAs, SAW and Temperature Compensated SAW wafers in North Carolina, Oregon and Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and bulk CMOS, which are principally sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging technologies. We primarily use internal assembly facilities in China, Costa Rica, Germany and the U.S., and we also use external suppliers for these and other packaging technologies.

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

Our manufacturing facilities worldwide are certified to the International Organization for Standardization ("ISO") 9001 quality standard, and select locations are certified to additional automotive (IATF 16949), aerospace (AS 9100) and environmental (ISO 14001) standards. These stringent standards are audited and certified by third-party auditors in addition to our continuous internal self-audits. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation of top management, the process approach and continual improvement. IATF 16949 is the highest international quality standard for the global automotive industry and incorporates specific additional requirements for the automotive industry. AS 9100 is the standardized quality management system for the aerospace industry. ISO 14001 is an internationally agreed upon standard for an environmental management system. We require that all of our key vendors and suppliers be compliant with applicable standards.

Customers

We design, develop, manufacture and market products for leading U.S. and international OEMs and original design manufacturers ("ODMs"). We also collaborate with leading reference design partners.

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 33% and 30% of total revenue in fiscal years 2022 and 2021, respectively. Samsung Electronics Co., Ltd. ("Samsung") accounted for 11% and 7% of total revenue in fiscal years 2022 and 2021, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

Sales and Marketing

We sell our products worldwide both directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our sales representatives based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

Our website contains extensive product information and includes an online store where customers can learn about our products, download product catalogs, order product samples and request evaluation boards. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data, and assists in the resolution of technical problems. We maintain close relationships with our customers and chipset suppliers and provide them strong technical support to enhance their customer experience and help anticipate future product needs.

Seasonality

Our sales are the result of standard purchase orders or specific agreements with customers. Our revenue fluctuates based on consumer demand for devices as well as the timing of customer device launches. Other factors such as macroeconomic effects and the timing of the next generation of technologies can also impact the fluctuations in demand.

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

MP competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc. IDP competes primarily with Analog Devices, Inc.; Broadcom Inc.; Infineon Technologies AG; MACOM Technology Solutions Inc.; Murata Manufacturing Co., Ltd.; Nordic Semiconductor; NXP Semiconductors N.V.; ON Semiconductor Corporation; Qualcomm Technologies, Inc.; Silicon Laboratories Inc.; Skyworks Solutions, Inc.; STMicroelectronics N.V.; Sumitomo Electric Device Innovations; and Wolfspeed, Inc.

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

Intellectual Property

Our IP, including patents, copyrights, trademarks and trade secrets, is important to our business, and we actively seek opportunities to leverage our IP portfolio to promote our business interests. We also actively monitor and protect our global IP rights to deter unauthorized use of our IP and other assets. These efforts can be difficult because of the absence of consistent international standards and laws. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We respect the IP rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third-party IP.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. We have approximately 2,200 patents that expire from 2022 to 2041. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that our products will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Human Capital

We believe that our employees are our greatest assets, and we must continue to attract, develop, retain and motivate our employees to remain competitive and execute our business strategy. We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive and safe workplace and by providing opportunities for our employees to grow and develop their careers.

As of April 2, 2022, we employed over 8,900 full and part-time employees in 22 countries. By region, approximately 57% of our total employees were in the Americas, 37% in Asia and 6% in Europe. Approximately 60% of our global population was in engineering or technician roles.

Competitive Pay and Benefits
We provide compensation and benefits packages that we believe are competitive within the applicable market. We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including semiannual performance bonuses, stock awards, an employee stock purchase plan, retirement programs, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, tuition assistance, health and wellness benefits and programs, and on-site fitness centers. We benchmark our compensation and benefits packages annually to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

Employee Recruitment, Retention and Development
We are committed to recruiting, hiring, retaining, promoting and engaging a diverse workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities for our internship program. We believe that our commitment to our internship program and university partnerships contributes to developing the next generation of talent, including engineers in our industry, and provides a pipeline of recent college graduates into our talent pool. We offered both remote and hybrid internship opportunities during the last two fiscal years that enabled us to continue building our talent pipeline despite the COVID-19 pandemic.

We support a high-performance culture through learning and development solutions aligned with our strategic priorities. We offer e-learning libraries and on-demand training that provide our employees with real-time learning opportunities to help them achieve their career goals, build management skills and lead their organizations.

We believe our competitive compensation and benefits programs, along with career growth and development opportunities promote longer employee tenure and reduce turnover. We monitor employee turnover rates as our success depends upon retaining and investing in our worldwide talent. Our global attrition rate has consistently been below the technology industry average.

Diversity, Equity and Inclusion
At Qorvo, we value diversity, equity and inclusion and respect the unique talents, experiences, cultures and ideas of our global team members. Diversity and inclusion principles are threaded across the entire company, and employees are equipped with the knowledge and capabilities to welcome and embrace diversity and advocate for inclusion. Through employee-driven groups called Qorvo Employee Networks, our employees have an opportunity to connect through shared interests and goals and spur growth through professional and personal development. Our efforts to foster a diverse and inclusive workplace include partnering with organizations in our surrounding communities that advocate for gender, race and ethnicity, socioeconomic, disability and LGBTQ+ equality. These and other efforts help promote an inclusive workplace of talented employees and drive employee engagement.

Safety, Health and Wellness
We are a member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity, and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures.

We prioritize safe working conditions for our employees as well as our on-site contractors and visitors. We are committed to an injury-free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks. In response to the COVID-19 pandemic, we instituted comprehensive safety protocols for all Qorvo facilities. We successfully transitioned a considerable number of our employees to work from home, and we invested in additional wellness benefits, including reimbursement programs to help employees improve home workspaces. In fiscal 2022, we achieved our safety goal for the fourth consecutive year, while providing a safe working environment for our many essential workers on-site through the COVID-19 pandemic. As we make plans to transition to return to the office, we will provide our employees with work arrangements that support flexibility, while maintaining our strong culture of innovation, collaboration, openness and camaraderie, in addition to a safe working environment for our employees.

The success of our business is fundamentally connected to the well-being of our employees. We provide our employees and their families access to a variety of health and wellness programs that support their physical and mental health. These programs provide tools and resources that emphasize preventive care, encourage healthy behaviors, such as health coaches and wellness incentives, and are designed to help cultivate a productive work environment, while also focusing on the well-being of our employees.

Government Regulations

We are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the discharge of pollutants into the environment; the treatment, transport, and disposal of hazardous waste; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations.

We continuously improve the environmental aspects of our manufacturing processes and are dedicated to:

•providing a safe and healthy work environment for our employees;

•complying with regulatory and other requirements;

•using natural resources, energy, and materials efficiently;

•substituting sustainable resources in place of non-renewable resources;

•reusing or recycling materials wherever technically possible and economically reasonable;

•minimizing waste and disposing of waste safely and responsibly;

•sourcing raw material responsibly; and

•implementing specific measures to prevent and minimize hazards to humans and the environment including pollution prevention.

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and our efforts help to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold. We are an ISO 14001:2015 certified manufacturer with a comprehensive Environmental Management System ("EMS") in place to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

We are also subject to import/export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below in Item 1A, "Risk Factors") may have a material impact on our business, including our ability to sell products and to manufacture or source components.

Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

Cybersecurity

Qorvo’s cybersecurity program is built around the ISO and National Institute for Standards and Technology frameworks. Cybersecurity risks are routinely identified in the Qorvo Enterprise Risk Management Program and cybersecurity assessment and planning. Senior management and the Audit Committee of the Board of Directors receives regular briefings on cybersecurity matters. Qorvo’s cybersecurity program includes, but is not limited to:

•annual cybersecurity budget planning across all information technology disciplines;

•enterprise security policies and procedures that guide our protection strategy;

•a combination of broad cybersecurity training (all employees) and targeted training for specific sensitive roles and functions;

•prioritization of system and process criticality to apply enhanced security protections to the most business-critical areas of the company;

•reviewing and continually monitoring the security posture of critical third parties (e.g., suppliers and service providers);

•exercising Qorvo’s preparedness for incidents through incident response exercises and root cause analysis of actual and near-miss incidents;

•integration of in-house cybersecurity services with third-party security service providers; and

•regular internal and external cybersecurity audits and assessments, at the direction of the Audit Committee of the Board of Directors.

Access to Public Information

We make available, free of charge through our website (https://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including exhibits and related filings in iXBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the United States Securities and Exchange Commission ("SEC"). The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

Investor Relations Department
Qorvo, Inc., 7628 Thorndike Road, Greensboro, NC 27409-9421

The information contained on, or that can be accessed through, our website is not incorporated by reference or considered to be a part of this Annual Report on Form 10-K.

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

•Our operating results fluctuate and are substantially dependent on developing new products and achieving design wins as our customers' requirements can change rapidly and product life cycles can be short.

•We depend on several large customers for a substantial portion of our revenue and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

•We face risks of a loss of revenue if contracts with the United States government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.

•We may be subject to continued volatility and uncertainty in customer demand, worldwide economies and financial markets resulting from the ongoing impact of the COVID-19 pandemic.

•We depend heavily on third parties.

•We face risks related to sales through distributors.

•We face risks associated with the operation of our manufacturing facilities, and if we experience poor manufacturing yields, our operating results may suffer.

•We are subject to inventory risks and costs because we purchase materials and build our products based on forecasts provided by customers before receiving purchase orders for the products.

•We sell certain of our products based on reference designs of chipset suppliers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

•We are subject to risks from international sales and operations.

•We may not be able to generate sufficient cash to service all of our debt or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

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

•Security breaches and other disruptions could compromise our proprietary information, expose us to liability or disrupt our ability to operate critical business functions, which would cause our business and reputation to suffer.

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

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•business and macroeconomic changes, including trade restrictions and recession or slowing growth in the semiconductor industry and the overall global economy;

•political and/or civil unrest, acts of war or other military actions, including any resulting sanctions or other restrictive actions;

•changes in consumer confidence caused by many factors, including changes in interest rates, credit markets, unemployment levels, energy or other commodity prices as well as changes in existing and expected rates of inflation;

•fluctuations in demand for our customers’ products;

•our ability to forecast our customers’ demand for our products accurately;

•the ability of third-party foundries and other third-party suppliers to manufacture, assemble and test our products and otherwise deliver on their commitments to us in a timely and cost-effective manner;

•our customers’ and distributors’ ability to manage the inventory that they hold and to forecast accurately their demand for our products;

•delays in the widespread deployment of commercial 5G networks or in consumer adoption of 5G-enabled devices;

•our ability to achieve cost savings and improve yields and margins on our new and existing products;

•our ability to successfully integrate into our business, and realize the expected benefits of, our acquisitions and strategic investments; and

•our ability to utilize our capacity efficiently or to acquire additional capacity in response to customer demand.

Our operating results have been and our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on developing new products and achieving design wins as our customers' requirements can change rapidly and product life cycles can be short.

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

We depend on several large customers for a substantial portion of our revenue and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our MP revenue is currently from several large customers. Our future operating results will be affected by both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 44%, 39% and 43% of our revenue for fiscal years 2022, 2021 and 2020, respectively. If demand for their products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new handset for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to continued volatility and uncertainty in customer demand, worldwide economies and financial markets resulting from the ongoing impact of the COVID-19 pandemic.

The COVID-19 pandemic has caused government authorities to implement numerous public health measures, including quarantines, business closures, travel bans and lockdowns to contain the virus. We have experienced and expect to continue to experience disruptions to our business as these measures have, and may continue to have, an effect on our customer demand and operations.

The COVID-19 pandemic (including the recent COVID-19 lockdowns in China) has been a contributing factor of the semiconductor industry supply constraints and may continue to cause volatility and uncertainty in customer demand, worldwide economies and financial markets. We have experienced, and may continue to experience, disruptions to our supply chain and increased costs in connection with our sources of materials, components, logistics services and other services caused in part by the pandemic. To date, any negative impact of COVID-19 on the overall demand for our products, cash flows from operations, need for capital expenditures and our liquidity position has been limited, although we are addressing capacity constraints in our supply chain.

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, and cancellation of events and conferences), and we may reinstitute these and take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The degree to which COVID-19 and its variants impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, and the actions to contain the virus or immunize against or treat its impact.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and cost increases. Furthermore, the COVID-19 pandemic and related supply chain disruptions and labor market constraints have created heightened risk that external suppliers may be unable to meet their obligations to us. If we experience any significant difficulty in obtaining the materials or services used in the conduct of our business, these supply challenges may limit our ability to fully satisfy customer demand.

As the semiconductor industry continued to experience supply constraints for certain items during fiscal 2022, we have entered into certain supply agreements to address short- and long-term supply requirements. However, even with supply agreements, we are still subject to risks that a supplier will be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our fees and deposits made as part of any supply agreement.

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

•our compliance with applicable environmental and other laws and regulations; and

•our ability to avoid prolonged periods of down-time in our facilities for any reason, including but not limited to, COVID-19.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations and business could be, and in some cases have been, disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including the COVID-19 pandemic), terrorist attacks, political and/or civil unrest, acts of war or other military actions, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, customers may reduce or cancel their orders and suppliers may delay manufacturing and delivery of our products, which may adversely affect our results of operations.

If we experience poor manufacturing yields, our operating results may suffer.

Our products have unique designs and are fabricated using multiple process technologies that are highly complex. In many cases, our products are assembled in customized packages. Many of our products consist of multiple components in a single module and feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain, including wafer fabrication, assembly and test yields. Defects in a single component in an assembled module product can impact the yield for the entire module, which means the adverse economic impacts of an individual defect can be multiplied many times over if we fail to discover the defect before the module is assembled. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products. Furthermore, as our customers test our products once assembled into their products, we may be exposed to additional quality issues and costs.

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

•writing off inventory;

•scrapping products that cannot be reworked;

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

We are subject to inventory risks and costs because we purchase materials and build our products based on forecasts provided by customers before receiving purchase orders for the products.

In order to ensure availability of our products for some of our largest end customers, we purchase materials and start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. For example, amidst ongoing industry-wide supply constraints, we entered into a capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. Under the agreement we are required to purchase, and the supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 11 of the Notes to Consolidated Financial Statements for additional information. Because demand for our products may not materialize, or may be lower than expected, purchasing materials and manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory, which would have a negative impact on our gross margin and other operating results.

We sell certain of our products based on reference designs of chipset suppliers, and our inability to effectively manage or maintain our evolving relationships with these companies may have an adverse effect on our business.

Chipset suppliers are typically large companies that provide system reference designs for OEMs and ODMs that include the chipset supplier's baseband and other complementary products. A chipset supplier may own or control IP that gives it a strong market position for its baseband products for certain air interface standards, which provides it with significant influence and control over sales of RF products for these standards. Chipset suppliers historically looked to us and our competitors to provide RF products to their customers as part of the overall system design, and we competed with other RF companies to have our products included in the chipset supplier's system reference design. This market dynamic has evolved as chipset suppliers have worked to develop more fully integrated solutions that include their own RF technologies and components.

Chipset suppliers may be in a different business from ours or we may be their customer or direct competitor. Accordingly, we must balance our interest in obtaining new business with competitive and other factors. Because chipset suppliers control the overall system reference design, if they offer competitive RF technologies or their own RF solutions as a part of their reference design and exclude our products from the design, we are at a distinct competitive disadvantage with OEMs and ODMs that are seeking a turn-key design solution, even if our products offer superior performance. This requires us to work more closely with OEMs and ODMs to secure the design of our products in their handsets and other devices.

Our relationships with chipset suppliers are complex and evolving, and the inability to effectively manage or maintain these relationships could have an adverse effect on our business, financial condition and results of operations.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods of underutilization. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, in the third quarter of fiscal 2019 we commenced a phased closure of a SAW filter manufacturing facility in Florida and a transfer of production to our North Carolina facility, which was completed in fiscal 2020. In fiscal 2021, we temporarily idled a BAW manufacturing facility in Texas. These actions resulted in impairment charges, accelerated depreciation and other restructuring related charges and expenses.

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

In order to compete effectively, we must hire and retain qualified employees, continue to develop leaders for key business units and functions, expand our presence in international locations and adapt to cultural norms of foreign locations and train and motivate our employee base. Labor is further subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, software engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Travel bans, difficulties obtaining visas and other restrictions on international travel could make it more difficult to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that minimize our tax expense and that are expected to be effective through December 2027 and December 2031, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenues through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Future changes in the status of either tax holiday could have a negative effect on our net income in future years.

The enactment of international or domestic tax legislation, or changes in regulatory guidance, may adversely impact our results of operations.

Corporate tax reform, base-erosion efforts, and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which included a number of changes to U.S. tax laws that impacted us, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transitional Repatriation Tax") and the Global Intangible Low-Taxed Income ("GILTI") provisions. In addition, other countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, nexus-based tax incentive practices, allocating greater taxing rights to countries where customers are located, and establishing a minimum tax on global income. Legislative changes, interpretations and guidance, and changes in prior tax rulings and decisions by tax authorities regarding treatments and positions of corporate income taxes resulting from these initiatives, could increase tax uncertainty, increase our effective tax rate, and result in taxes we previously paid being subject to change, which may adversely impact our financial position and results of operations.

We are subject to risks associated with environmental, health and safety regulations, including those related to climate change.

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

Existing and future environmental laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest end customers require us to comply with corporate social responsibility policies, which often include employment, health, safety, environmental and other requirements that exceed applicable legal requirements. Further, an increasing number of investors are also expecting companies to disclose environmental, social and governance ("ESG") policies, practices and metrics, on topics such as climate change, carbon emissions, water usage, waste management, and human capital. Compliance with these policies increases our operating expenses, and non-compliance can adversely affect customer and investor relationships and harm our business and the price of our common stock.

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

New climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in increased costs for us and our suppliers. Various jurisdictions are developing other climate change-based regulations that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations, as well as meeting related customer and investor expectations, may adversely affect our business and results of operations.

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

•currency controls and currency exchange rate fluctuations;

•inflation, as well as changes in existing and expected rates of inflation, which vary across the jurisdictions in which we do business;

•formal or informal imposition of export, import or doing-business regulations, including trade sanctions, tariffs and other related restrictions;

•labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers or suppliers;

•disruptions in capital and securities and commodities trading markets;

•occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability such as the conflict in Ukraine, which may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety;

•markets for 5G infrastructure not developing in the manner or in the time periods we anticipate, including as a result of unfavorable developments with evolving laws and regulations worldwide; and

•pandemics and similar major health concerns, including COVID-19 and related mitigation actions (such as the recent lockdowns in China), which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 58% of our revenue in fiscal 2022, of which approximately 32% was attributable to sales to customers located in China. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business, including our ability to sell products and to manufacture or source components.

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

We have a significant portion of our assembly and testing capacity in China. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our products in China and reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

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

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where exports, reexports, or transfers of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to certain of our customers. If such restrictions are imposed again in the future and even if subsequently lifted, any financial or other penalties could have a continuing negative impact on our future revenue and results of operations. In addition, our customers or suppliers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors' solutions.

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

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our debt or to fund capital expenditures and may be forced to take other actions to satisfy our debt obligations and financing requirements, which may not be successful or on terms favorable to us.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, our credit agreement and the indentures governing our senior notes limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt at or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The credit agreement governing our revolving facility and term loan and the indentures governing our senior notes contain a number of significant restrictions and covenants that limit our ability to:

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

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, our credit agreement requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our revolving facility. If we violate covenants under our credit agreement and are unable to obtain a waiver from our lenders, our debt under our revolving facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Risks Related to Intellectual Property, Information Technology and Data Privacy

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

Security breaches and other disruptions could compromise our proprietary information, expose us to liability or disrupt our ability to operate critical business functions, which would cause our business and reputation to suffer.

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

Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, which exposes us to supply-chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our products and services, or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and these may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could affect adversely our business and results of operations. Furthermore, the costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could also result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and key information technology and other resources, or otherwise adversely affect our internal operations and reputation.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations, as well as our own policies and standards. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

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

In addition, the General Corporation Law of the State of Delaware contains provisions that regulate "business combinations" between corporations and interested stockholders who own 15% or more of the corporation’s voting stock, except under certain circumstances. These provisions could also discourage potential acquisition proposals and delay or prevent a change in control.

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

•differences, whether actual or perceived, between our corporate social responsibility and ESG practices and disclosure and investor expectations;

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

The following table sets forth our primary production facilities as of April 2, 2022:

Location	Owned/Leased	Primary Function
Greensboro, North Carolina	Owned	Wafer fabrication
Hillsboro, Oregon	Owned	Wafer fabrication
Richardson, Texas	Owned	Wafer fabrication, assembly and test
Beijing, China (1)	Owned	Module assembly and test
Dezhou, China	Leased	Module assembly and test
Heredia, Costa Rica	Owned	Module and filter assembly and test
Nuremberg, Germany	Leased	Packaging and test
(1) We hold land-use rights for the land associated with this property.

In fiscal 2021, we temporarily idled a BAW manufacturing facility (owned) in Farmers Branch, Texas.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 13, 2022, there were 653 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

The following graph and table compare the cumulative total shareholder return of our common stock, the S&P 500 Index, the Nasdaq Electronic Components Index (former industry index) and the S&P Semiconductors Index (new industry index), for the five years ended April 2, 2022. We believe the new industry index is more representative of the industry in which we operate. The graph and table assume an initial investment of $100 was made on April 1, 2017 in each of our common stock and the indexes, reflecting compounded daily returns as well as reinvestment of all dividends. The indexes are reweighted daily using the market capitalization on the previous trading day. The comparisons in the graph and table are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$400
$350
$300
$250
$200
$150
$100
$50
$0
4/1/17
3/31/18
3/30/19
3/28/20
4/3/21
4/2/22
Qorvo, Inc.
S&P 500
NASDAQ Electronic Components
S&P Semiconductors

	April 1, 2017	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022
Qorvo, Inc.	$100.00	$102.76	$104.62	$117.69	$281.36	$177.23
S&P 500	$100.00	$113.99	$124.82	$116.11	$181.54	$209.94
S&P Semiconductors (new industry index)	$100.00	$136.49	$143.09	$152.66	$269.43	$343.53
Nasdaq Electronic Components (former industry index)	$100.00	$135.34	$133.28	$139.93	$272.10	$324.18
The graph and the table above shall not be deemed "filed" with the SEC for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filings made by us with the SEC, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2, 2022 to January 29, 2022	284	$140.92	284	$ 1,148.5 million
January 30, 2022 to February 26, 2022	1,039	132.89	1,039	1,010.5 million
February 27, 2022 to April 2, 2022	1,138	130.80	1,138	861.7 million
Total	2,461	$132.85	2,461	$ 861.7 million

On May 5, 2021, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto, set forth in Part II, Item 8 of this report.

OVERVIEW

Company

Qorvo® is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in two operating segments, MP and IDP, which are also our reportable segments. MP is a global supplier of cellular, UWB, Wi-Fi and other wireless solutions for a variety of applications, including smartphones, wearables, laptops, tablets and IoT. IDP is a global supplier of RF, SoC and power management solutions for a wide range of markets, including cellular and IT infrastructure, automotive, renewable energy, defense and IoT.

In fiscal 2022, the semiconductor industry continued to experience supply constraints, and we have taken actions to address short and long-term supply requirements. During the second quarter ended October 2, 2021, we entered into a long-term capacity agreement with a foundry supplier to reserve manufacturing supply capacity. Under the agreement we are required to purchase, and the foundry supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding this agreement.

The COVID-19 pandemic (including the recent COVID-19 lockdowns in China) has been a contributing factor of the semiconductor industry supply constraints and may continue to cause volatility and uncertainty in customer demand, worldwide economies and financial markets for an extended period of time. To date, any negative impact of COVID-19 on the overall demand for our products, cash flows from operations, need for capital expenditures and our liquidity position has been limited, although we are addressing capacity constraints in our supply chain as described above. However, the recent COVID-19 lockdowns in China could negatively impact the overall demand for our products, cash flows from operations, need for capital expenditures and our liquidity position in future periods.

Fiscal 2022 Financial Highlights

•Revenue increased 15.7% in fiscal 2022 to $4,645.7 million, compared to $4,015.3 million in fiscal 2021, driven primarily by higher demand for our 5G mobile solutions and our power management, automotive and broadband products, partially offset by lower demand for our base station and defense and aerospace products.

•Gross margin for fiscal 2022 was 49.2%, compared to 46.9% in fiscal 2021, primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. The increase in gross margin was partially offset by average selling price erosion.

•Operating income was $1,226.1 million in fiscal 2022, compared to $906.6 million in fiscal 2021. This increase was primarily due to higher revenue and favorable gross margin, partially offset by higher operating expenses. Operating expenses increased primarily due to higher personnel costs, a goodwill impairment charge and increased product development spend, partially offset by lower intangible amortization expense and lower incentive-based compensation.

•Net income per diluted share was $9.26 for fiscal 2022, compared to net income per diluted share of $6.32 for fiscal 2021.

•Cash flows from operations was $1,049.2 million for fiscal 2022, compared to $1,301.9 million for fiscal 2021. This year-over-year decrease was primarily due to increased inventory as well as prepayments of certain fees and deposits associated with a long-term capacity reservation agreement. The increased inventory related to the lower demand for 5G handsets from China-based OEMs and the build of inventory in anticipation of certain customers' product ramps.

•Capital expenditures were $213.5 million in fiscal 2022, compared to $187.0 million in fiscal 2021. Our capital expenditures in fiscal 2022 included investments in premium filter capacity.

•We completed the acquisitions of NextInput and United SiC for a total of $389.1 million, net of cash acquired.

•We recorded a $48.0 million goodwill impairment charge associated with the NextInput acquisition.

•We issued $500.0 million aggregate principal amount of 1.750% senior notes due 2024 (the "2024 Notes").

•We repaid $197.5 million on the 2020 Term Loan (as defined below), plus accrued and unpaid interest.

•We repurchased approximately 7.3 million shares of our common stock for approximately $1,152.3 million.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2022 and 2021 along with a year-over-year comparison. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the SEC on May 24, 2021, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended March 28, 2020 along with a year-over-year comparison between fiscal years 2021 and 2020.

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percentage Change
Revenue	$4,645,714	100.0%	$4,015,307	100.0%	$630,407	15.7%
Cost of goods sold	2,359,546	50.8	2,131,741	53.1	227,805	10.7
Gross profit	2,286,168	49.2	1,883,566	46.9	402,602	21.4
Research and development	623,636	13.4	570,395	14.2	53,241	9.3
Selling, general and administrative	349,718	7.5	367,238	9.1	(17,520)	(4.8)
Other operating expense	86,745	1.9	39,306	1.0	47,439	120.7
Operating income	$1,226,069	26.4%	$906,627	22.6%	$319,442	35.2%

Revenue

Revenue increased primarily due to higher demand for our 5G mobile solutions and our power management, automotive and broadband products, partially offset by lower demand for our base station and defense and aerospace products. The higher demand for our mobile solutions was driven by 5G content increases with our largest customers, and the increased demand for our power management products was driven by the migration to smaller and more efficient power solutions. The increased demand for our automotive and broadband products was driven by the proliferation of connected devices and the increasing requirements for higher efficiency, greater throughput and smaller size. The lower demand for our base station products was attributed to fewer 5G massive Multiple-Input/Multiple-Output ("mMIMO") deployments in China, and the lower demand for our defense and aerospace products was due to the timing of programs.

We provided our products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 33% and 30% of total revenue in fiscal years 2022 and 2021, respectively. Samsung accounted for approximately 11% and 7% of total revenue in fiscal years 2022 and 2021, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

International shipments amounted to $2,717.3 million in fiscal 2022 (approximately 58% of revenue) compared to $2,384.2 million in fiscal 2021 (approximately 59% of revenue). Shipments to Asia totaled $2,465.7 million in fiscal 2022 (approximately 53% of revenue) compared to $2,191.2 million in fiscal 2021 (approximately 55% of revenue).

Gross Margin

Gross margin increased primarily due to lower intangible amortization expense as well as lower unit costs on higher volume and productivity. The increase in gross margin was partially offset by average selling price erosion.

Operating Expenses

Research and Development

R&D spending increased primarily due to additional headcount and higher design and development costs associated with our UWB solutions, biotechnology testing solutions and 5G mobile solutions as well as the acquisition of United SiC. These increases were partially offset by lower incentive-based compensation.

Selling, General and Administrative

Selling, general and administrative expense decreased primarily due to lower intangible amortization expense and lower incentive-based compensation. These decreases were partially offset by higher personnel and commission expenses.

Other Operating Expense

Other operating expense increased in fiscal 2022 primarily due to a goodwill impairment charge of $48.0 million. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Operating Segments

Mobile Products

	Fiscal Year		Increase
(In thousands, except percentages)	2022	2021	Dollars	Percentage Change
Revenue	$3,545,253	$2,856,813	$688,440	24.1%
Operating income	1,290,132	1,008,171	281,961	28.0
Operating income as a % of revenue	36.4%	35.3%

MP revenue increased primarily due to higher demand for our mobile solutions driven by 5G content increases with our largest customers.

MP operating income increased primarily due to the effects of increased revenue and lower unit costs on higher volume and productivity. These increases were partially offset by average selling price erosion and higher operating expenses. Operating expenses increased primarily due to additional headcount and higher design and development costs associated with our UWB solutions and 5G mobile solutions as well as the acquisition of NextInput. These increases were partially offset by lower incentive-based compensation.

Infrastructure and Defense Products

	Fiscal Year		Decrease
(In thousands, except percentages)	2022	2021	Dollars	Percentage Change
Revenue	$1,100,461	$1,158,494	$(58,033)	(5.0)%
Operating income	261,511	283,507	(21,996)	(7.8)
Operating income as a % of revenue	23.8%	24.5%

IDP revenue decreased primarily due to lower demand for our base station and defense and aerospace products, partially offset by increased demand for our power management, automotive and broadband products. The lower demand for our base station products was attributed to fewer 5G mMIMO deployments in China, and the lower demand for our defense and aerospace products was due to the timing of programs. The increased demand for our power management products was driven by the migration to smaller and more efficient power solutions. The increased demand for our automotive and broadband products was driven by the proliferation of connected devices and the increasing requirements for higher efficiency, greater throughput and smaller size.

IDP operating income decreased primarily due to decreased revenue and higher operating expenses, partially offset by favorable changes in gross margin. Operating expenses increased primarily due to increased expenses associated with the design and development of our biotechnology testing solutions as well as the acquisition of United SiC, partially offset by lower incentive-based compensation. Gross margin was favorable primarily due to improved product mix, average selling price expansion and lower costs from improved factory utilization.

See Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2022, 2021 and 2020.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Fiscal Year
(In thousands)	2022	2021
Interest expense	$(63,326)	$(75,198)
Other income (expense), net	18,341	(24,049)
Income tax expense	(147,731)	(73,769)

Interest expense

During fiscal 2022, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During fiscal 2021, we recorded interest expense primarily related to our 5.50% senior notes due July 15, 2026 (the "2026 Notes"), the 2029 Notes and the 2031 Notes. Interest expense in the preceding table for fiscal years 2022 and 2021 is net of capitalized interest of $3.7 million and $4.1 million, respectively.

Other income (expense), net

Other income (expense) includes realized or unrealized gains and losses from investments, interest income, foreign currency changes and losses on debt extinguishments.

During fiscal 2022, we recorded $12.0 million of income based on our share of the earnings from our limited partnership investments, and we recorded net gains of $2.7 million from other investments.

During fiscal 2021, we recorded $21.5 million of income based on our share of the earnings from our limited partnership investments, and we recorded net gains of $9.1 million from other investments. In addition, we recognized a loss on debt extinguishment of $62.0 million primarily related to the redemption of our 2026 Notes on October 16, 2020.

Income tax expense

Income tax expense for fiscal 2022 was $147.7 million. This was primarily comprised of tax expense related to domestic and international operations generating pre-tax book income (exclusive of nondeductible expenses associated with acquisition related adjustments), the impact of the Tax Act's GILTI provisions and an increase in gross unrecognized tax benefits, offset by a tax benefit related to international operations generating pre-tax book losses and domestic tax credits. For fiscal 2022, this resulted in an annual effective tax rate of 12.5%.

Income tax expense for fiscal 2021 was $73.8 million. This was primarily comprised of tax expense related to international operations generating pre-tax book income, the impact of the Tax Act's GILTI provisions, the reversal of the permanent reinvestment assertion with regards to certain unrepatriated foreign earnings and an increase in gross unrecognized tax benefits, offset by a tax benefit related to international operations generating pre-tax book losses and domestic tax credits. For fiscal 2021, this resulted in an annual effective tax rate of 9.1%.

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2022 and 2021, the valuation allowance against domestic and foreign deferred tax assets was $36.3 million and $36.5 million, respectively.

See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

STOCK-BASED COMPENSATION

Under Accounting Standards Codification ("ASC") 718, "Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of April 2, 2022, total remaining unearned compensation cost related to unvested restricted stock units was $121.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of April 2, 2022, we had working capital of approximately $1,774.7 million, including $972.6 million in cash and cash equivalents, compared to working capital of approximately $1,802.2 million, including $1,397.9 million in cash and cash equivalents, as of April 3, 2021.

Our $972.6 million of total cash and cash equivalents as of April 2, 2022, includes $831.8 million held by our foreign subsidiaries, of which $709.5 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Credit Agreement

On September 29, 2020, we and certain of our U.S. subsidiaries (the “Guarantors”) entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the “2020 Credit Agreement”) with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement included a senior term loan (the “2020 Term Loan”) of $200.0 million and a senior revolving line of credit (the “Revolving Facility”) of up to $300.0 million (collectively the “Credit Facility”). The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the 2020 Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

During fiscal 2022, there were no borrowings under the Revolving Facility.

During fiscal 2021, we made principal payments totaling $2.5 million on the term loan under the 2017 Credit Agreement (the "2017 Term Loan"). On the closing date of the 2020 Credit Agreement, we repaid the remaining principal balance of $97.5 million on the 2017 Term Loan and concurrently drew $200.0 million under the 2020 Term Loan.

During fiscal 2021, we made principal payments totaling $2.5 million on the 2020 Term Loan, and during fiscal 2022, we repaid the remaining principal balance of $197.5 million on the 2020 Term Loan.

The 2020 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of April 2, 2022, we were in compliance with these covenants. See Note 9 of the Notes to Consolidated Financial Statements for further information about the Credit Agreement, including applicable interest rates.

Stock Repurchases

On October 31, 2019, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding common stock, which included approximately $117.0 million authorized under a prior program which was terminated concurrent with this authorization.

On May 5, 2021, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under the program announced on October 31, 2019, which was terminated concurrent with the new authorization. As of April 2, 2022, there was $861.7 million of availability under the share repurchase program.

Under our share repurchase programs, repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The current program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

We repurchased 7.3 million shares, 3.6 million shares and 6.4 million shares of our common stock during fiscal years 2022, 2021 and 2020, respectively, at an aggregate cost of $1,152.3 million, $515.1 million and $515.1 million, respectively.

Cash Flows from Operating Activities

Operating activities in fiscal 2022 generated cash of $1,049.2 million, compared to $1,301.9 million in fiscal 2021. This decrease in cash provided by operating activities was primarily due to increased inventory as well as prepayments of certain fees and deposits associated with a long-term capacity reservation agreement. The increased inventory related to the lower demand for 5G handsets from China-based OEMs and the build of inventory in anticipation of certain customers' product ramps. These decreases to cash provided by operating activities were partially offset by increased profitability as a result of demand and revenue growth.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2022 was $596.0 million, compared to $218.7 million in fiscal 2021. This increase in cash used in investing activities was primarily due to the acquisitions of NextInput and United SiC in fiscal 2022, which resulted in net cash outflows of $389.1 million, as compared to the acquisition of 7Hugs Labs S.A.S. in fiscal 2021, which resulted in net cash outflows of $47.7 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2022 was $875.5 million, compared to $401.9 million in fiscal 2021. This increase in cash used in financing activities was primarily due to stock repurchases. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding our stock repurchases.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash and cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our revenue grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that additional debt or equity financing, if required, will be available on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 2, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Period
	Total Payments	2023	2024-2025	2026-2027	2028 and thereafter
Capital commitments (1)	$137,176	$116,482	$20,694	$—	$—
Purchase obligations (2)	2,019,516	902,162	880,450	236,904	—
Leases	104,886	20,839	30,581	22,062	31,404
Long-term debt obligations (3)	2,586,399	69,587	627,313	133,437	1,756,062
Total	$4,847,977	$1,109,070	$1,559,038	$392,403	$1,787,466
(1) Capital commitments represent obligations for the purchase of property and equipment, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 2, 2022.
(2) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 2, 2022. See Note 11 of the Notes to Consolidated Financial Statements for further information.
(3) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2024 Notes, the 2029 Notes and the 2031 Notes, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of April 2, 2022. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. See Note 9 of the Notes to Consolidated Financial Statements for further information.

Other Contractual Obligations

As of April 2, 2022, in addition to the amounts shown in the contractual obligations table above, we have $13.8 million of unrecognized income tax benefits and accrued interest and penalties which has been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax that we elected to pay over eight years which has been recorded as a liability. The remaining obligation of $5.4 million is to be paid over the next four years.

As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have two pension plans in Germany with a combined benefit obligation of approximately $12.1 million as of April 2, 2022. Pension benefit payments are not included in the schedule above due to the uncertainty regarding the amount and timing of any future cash outflows. Pension benefit payments were approximately $0.3 million in fiscal 2022 and are expected to be approximately $0.3 million in fiscal 2023.

We also offer a non-qualified deferred compensation plan to eligible participants to defer and invest a specified percentage of their cash compensation. We record an obligation under the plan for the distributions to be made to participants upon certain triggering events. Although participants are required to make distribution elections at the time of enrollment, the amount and timing of any future cash outflows is uncertain until such triggering events occur. The total deferred compensation obligation as of April 2, 2022 was $39.4 million, of which $1.5 million is estimated to be paid in fiscal 2023. See Note 10 of the Notes to Consolidated Financial Statements for further information.

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

Summarized Balance Sheets (in thousands)	April 2, 2022	April 3, 2021
ASSETS
Current assets (1)	$771,528	$1,143,086
Non-current assets	$2,624,454	$2,450,960

LIABILITIES
Current liabilities	$241,674	$240,943
Long-term liabilities (2)	$2,634,501	$2,250,666
(1) Includes net amounts due from Non-Guarantor subsidiaries of $286.8 million and $532.4 million as of April 2, 2022 and April 3, 2021, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $433.5 million and $395.3 million as of April 2, 2022 and April 3, 2021, respectively.

Summarized Statement of Income (in thousands)	Fiscal Year 2022
Revenue	$1,126,193
Gross profit	$268,025
Net loss	$(93,405)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could materially differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective. See Note 1 of the Notes to Consolidated Financial Statements.

Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally 12 to 24 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuations and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an impact on margins of less than 2% in fiscal years 2022 and 2021.

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

Business Acquisitions. We allocate the fair value of the purchase price to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded to goodwill. Goodwill is assigned to the reporting unit that is expected to benefit from the synergies of the business combination.

A number of assumptions, estimates and judgments are used in determining the fair value of acquired assets and liabilities, particularly with respect to the intangible assets acquired. The valuation of intangible assets requires the use of valuation techniques such as the income approach. The income approach includes management’s estimation of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles and the discount rates applied to future cash flows.

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

Goodwill Impairment Testing. In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the first day of our fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the goodwill may not be recovered.

Under ASC 350, we have the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

We establish our reporting units based on our current organizational structure, product and technology characteristics and segment management's view of the business. As of January 2, 2022, we identified three reporting units within the MP operating segment and two reporting units within the IDP operating segment, and we performed the optional qualitative assessment to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of each reporting unit was less than its respective carrying value.

In performing qualitative assessments, we consider (i) our overall historical and projected future operating results, (ii) if there was a significant decline in our stock price for a sustained period, (iii) if there was a significant change in our market capitalization relative to our net book value, and (iv) if there was a prolonged or more significant slowdown in the worldwide economy of the semiconductor industry, as well as other relevant events and factors affecting the reporting unit.

In fiscal 2022, we completed our annual qualitative assessments and concluded that based on the relevant events and circumstances, it was more likely than not that four of our five reporting units’ fair values exceeded their related carrying values. However, for one of our MP reporting units (the acquired NextInput business), it was determined that the market adoption of the acquired technology into mobile handsets is expected to be delayed compared to the previous assumptions. Therefore, we determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and we performed a quantitative assessment to calculate the fair value of the reporting unit.

Our quantitative assessment considered both the income and market approaches to estimate the fair value of the reporting unit. The income approach is based on the discounted cash flow method that uses estimates of the reporting unit's forecasted future financial performance including revenues, operating expenses, taxes and capital expenditures. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the cash flows. The market approach is based on financial multiples (i.e., multiples of revenue or earnings before income taxes, depreciation and amortization) of comparable companies.

Based on the quantitative assessment performed, we determined that the carrying amount of the reporting unit exceeded its fair value, which resulted in a goodwill impairment charge of approximately $48.0 million. The goodwill impairment charge is recorded in “Other operating expense” in the Statement of Income for the fiscal year ended April 2, 2022.

Inherent in the fair value determination are significant judgments and estimates, including assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or there are further declines in our business outlook, additional goodwill impairment charges may be recorded in future periods.

In fiscal 2021, we completed qualitative assessments and concluded that based on the relevant events and circumstances, it was more likely than not that each of the reporting unit’s fair value exceeded its related carrying value, and no further impairment testing was required.

Identified Intangible Assets. We amortize definite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful lives. In-process research and development ("IPRD") assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition; initially, these are classified as IPRD and are not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

We evaluate definite-lived intangible assets for impairment in accordance with ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets" to determine whether facts and circumstances (including external factors such as industry and economic trends and internal factors such as changes in our business strategy and forecasts) indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and occur in the period in which the impairment determination was made.

In connection with completing our fiscal 2022 annual goodwill impairment assessment, we also evaluated our long-lived intangible assets and determined that the forecasted undiscounted net cash flows related to these assets were in excess of their carrying values. No definite-lived intangible asset impairment charges were recorded for fiscal years 2022 or 2021.

Revenue Recognition. We generate revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. A majority of our revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to our distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from our consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over-time is immaterial (less than 3% of overall revenue). We apply a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from our customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within our standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of April 2, 2022 and April 3, 2021.

We invoice customers upon shipment and recognize revenues in accordance with delivery terms. As of April 2, 2022, we had $424.7 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

We include shipping charges billed to customers in "Revenue" and include the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Income. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added and excise taxes, are excluded from revenue in the Consolidated Statements of Income.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Selling, general and administrative" expense line item in the Consolidated Statements of Income) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term; therefore, no remaining period exists over which to amortize the commissions.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion, or all, of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

The primary objective of our financial risk management activities is to reduce the negative financial impact resulting from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices (the "Underlying Exposures"). We manage these Underlying Exposures through operational means as well as through the use of various financial instruments when deemed appropriate. The method and extent to which we are able to reduce the financial impact related to the Underlying Exposures may vary over time. Similarly, there can be no assurance that our financial risk management activities will be successful in mitigating the financial impact resulting from movements in the Underlying Exposures.

Interest Rate Risk

We may be exposed to interest rate risk via the terms of our Credit Facility. If the Credit Facility were to be drawn (through a term loan or our Revolving Facility), it would bear interest at a variable rate. See Note 9 of the Notes to Consolidated Financial Statements for further information. As of April 2, 2022, we did not have any outstanding borrowings under the Credit Facility.

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

For fiscal 2022, we incurred a foreign currency loss of $1.5 million as compared to a loss of $3.8 million in fiscal 2021, which is recorded in "Other income (expense), net."

Our financial instrument holdings, including foreign receivables, cash and payables at April 2, 2022, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $4.4 million in fiscal 2022. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $3.6 million in fiscal 2022.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to equity market price risk. Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investments.  As of April 2, 2022, our marketable equity investments were immaterial. See Note 7 of the Notes to Consolidated Financial Statements for further information.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	April 2, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$972,592	$1,397,880
Accounts receivable, net of allowance of $402 and $331 as of April 2, 2022 and April 3, 2021, respectively	568,850	457,431
Inventories	755,748	507,787
Prepaid expenses	49,839	41,572
Other receivables	32,151	27,324
Other current assets	70,685	51,810
Total current assets	2,449,865	2,483,804
Property and equipment, net	1,253,591	1,266,031
Goodwill	2,775,634	2,642,708
Intangible assets, net	674,786	611,155
Long-term investments	31,086	35,370
Other non-current assets	324,110	182,402
Total assets	$7,509,072	$7,221,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$327,915	$313,868
Accrued liabilities	240,186	255,060
Other current liabilities	107,026	112,653
Total current liabilities	675,127	681,581
Long-term debt	2,047,098	1,742,550
Other long-term liabilities	233,629	167,914
Total liabilities	2,955,854	2,592,045
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 106,303 and 112,557 shares issued and outstanding at April 2, 2022 and April 3, 2021, respectively	4,035,849	4,244,740
Accumulated other comprehensive income	5,232	29,649
Retained earnings	512,137	355,036
Total stockholders’ equity	4,553,218	4,629,425
Total liabilities and stockholders’ equity	$7,509,072	$7,221,470

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year
	2022	2021	2020

Revenue	$4,645,714	$4,015,307	$3,239,141
Cost of goods sold	2,359,546	2,131,741	1,917,378
Gross profit	2,286,168	1,883,566	1,321,763

Operating expenses:
Research and development	623,636	570,395	484,414
Selling, general and administrative	349,718	367,238	343,569
Other operating expense	86,745	39,306	70,564
Total operating expenses	1,060,099	976,939	898,547
Operating income	1,226,069	906,627	423,216

Interest expense	(63,326)	(75,198)	(60,392)
Other income (expense), net	18,341	(24,049)	32,265
Income before income taxes	1,181,084	807,380	395,089

Income tax expense	(147,731)	(73,769)	(60,764)
Net income	$1,033,353	$733,611	$334,325

Net income per share:
Basic	$9.38	$6.43	$2.86
Diluted	$9.26	$6.32	$2.80

Weighted average shares of common stock outstanding:
Basic	110,196	114,034	117,007
Diluted	111,546	116,016	119,293

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year
	2022	2021	2020
Net income	$1,033,353	$733,611	$334,325
Other comprehensive (loss) income, net of tax:
Change in pension liability	857	(597)	501
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(25,033)	27,859	7,923
Reclassification adjustments, net of tax:
Foreign currency (gain) loss realized upon liquidation of subsidiary	(359)	16	353
Amortization of pension actuarial loss	118	83	135
Other comprehensive (loss) income	(24,417)	27,361	8,912
Total comprehensive income	$1,008,936	$760,972	$343,237

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total
Balance, March 30, 2019	119,063	$4,687,455	$(6,624)	$(321,152)	$4,359,679
Net income	—	—	—	334,325	334,325
Other comprehensive income	—	—	8,912	—	8,912
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,551	(974)	—	—	(974)
Issuance of common stock in connection with employee stock purchase plan	452	28,657	—	—	28,657
Cumulative-effect adoption of ASU 2016-02	—	—	—	69	69
Repurchase of common stock, including transaction costs	(6,441)	(501,868)	—	(13,263)	(515,131)
Stock-based compensation	—	77,107	—	—	77,107
Other	—	—	—	21	21
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	733,611	733,611
Other comprehensive income	—	—	27,361	—	27,361
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,157	(29,163)	—	—	(29,163)
Issuance of common stock in connection with employee stock purchase plan	417	31,366	—	—	31,366
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(3,642)	(136,568)	—	(378,516)	(515,084)
Stock-based compensation	—	88,728	—	—	88,728
Other	—	—	—	(21)	(21)
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	1,033,353	1,033,353
Other comprehensive loss	—	—	(24,417)	—	(24,417)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	779	(49,798)	—	—	(49,798)
Issuance of common stock in connection with employee stock purchase plan	273	33,288	—	—	33,288
Repurchase of common stock, including transaction costs	(7,306)	(276,035)	—	(876,252)	(1,152,287)
Stock-based compensation	—	83,654	—	—	83,654
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,033,353	$733,611	$334,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,949	203,206	221,632
Intangible assets amortization	150,466	252,898	247,299
Loss on debt extinguishment	744	61,991	—
Deferred income taxes	31,875	(18,136)	(11,099)
Gain on Cavendish investment	—	—	(43,008)
Impairment of equity investment	—	2,775	18,339
Goodwill impairment	48,000	—	—
Stock-based compensation expense	83,507	89,322	75,978
Other, net	14,150	(2,151)	23,531
Changes in operating assets and liabilities:
Accounts receivable, net	(107,896)	(91,275)	21,029
Inventories	(236,196)	9,390	10,252
Prepaid expenses and other assets	(176,742)	(18,490)	(14,513)
Accounts payable	33,950	34,201	15,425
Accrued liabilities	(11,815)	30,671	48,670
Income taxes payable and receivable	(3,139)	34,618	12,935
Other liabilities	(21,963)	(20,778)	(15,149)
Net cash provided by operating activities	1,049,243	1,301,853	945,646
Cash flows from investing activities:
Purchases of property and equipment	(213,466)	(186,960)	(164,104)
Purchases of businesses, net of cash acquired	(389,136)	(47,069)	(946,043)
Other investing activities	6,646	15,371	4,405
Net cash used in investing activities	(595,956)	(218,658)	(1,105,742)
Cash flows from financing activities:
Repurchase and payment of debt	(197,500)	(1,087,994)	—
Proceeds from borrowings and debt issuances	499,070	1,206,750	659,000
Repurchase of common stock, including transaction costs	(1,152,287)	(515,084)	(515,131)
Proceeds from the issuance of common stock	38,303	42,598	50,198
Tax withholding paid on behalf of employees for restricted stock units	(53,382)	(38,658)	(21,791)
Other financing activities	(9,714)	(9,535)	(6,717)
Net cash (used in) provided by financing activities	(875,510)	(401,923)	165,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,281)	1,425	(1,233)
Net (decrease) increase in cash, cash equivalents and restricted cash	(425,504)	682,697	4,230
Cash, cash equivalents and restricted cash at the beginning of the period	1,398,309	715,612	711,382
Cash, cash equivalents and restricted cash at the end of the period	$972,805	$1,398,309	$715,612

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$972,592	$1,397,880	$714,939
Restricted cash included in "Other current assets" and "Other non-current assets"	213	429	673
Total cash, cash equivalents and restricted cash	$972,805	$1,398,309	$715,612

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$59,393	$81,232	$48,871
Cash paid during the year for income taxes, net of refunds	$125,322	$53,236	$55,513
Capital expenditures included in liabilities	$36,069	$56,469	$22,904
See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2022
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. ("RFMD") and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

The Company is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

The Company’s design expertise and manufacturing capabilities span multiple process technologies. The Company's primary wafer fabrication facilities are in North Carolina, Oregon and Texas. The Company's primary assembly and test facilities are in China, Costa Rica, Germany and Texas. The Company also sources products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal years 2021 and 2020 financial statements have been reclassified to conform to the fiscal 2022 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 2, 2022, April 3, 2021 and March 28, 2020. Fiscal years 2022 and 2020 were 52-week years, and fiscal 2021 was a 53-week year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the operations reported in future periods. As the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.

Investments

Marketable equity securities consist of common stock in publicly-traded companies and are carried at fair value with both the realized and unrealized gains and losses reported in "Other income (expense), net."  Fair values of publicly-traded equity securities are determined using quoted prices in active markets. The marketable equity securities are classified as short-term based on their highly liquid nature and are recorded in "Other current assets" in the Consolidated Balance Sheets.
The Company invests in limited partnerships which are accounted for using the equity method. These equity method investments are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
records its share of the financial results of the limited partnerships in "Other income (expense), net" in the Company's Consolidated Statements of Income.
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

The Company also holds assets whose fair value is measured and recorded on a nonrecurring basis. These assets include equity method investments, equity investments without a readily determinable fair value and certain non-financial assets, such as intangible assets and property and equipment.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Product Warranty

The Company generally sells products with a limited warranty against defects in materials and workmanship and non-conformance to applicable specifications. The majority of the Company’s product warranty claims are settled through the return of the defective product and the shipment of replacement product. Accruals are estimated based upon both our historical experience as well as specifically identified claims. If there is a material increase in the rate of customer claims compared with the Company's historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty accruals and related expenses were immaterial for the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to 39 years. The Company capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with that asset cost. The Company’s assets acquired under finance leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation. The Company records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

Goodwill Impairment Testing

In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the first day of the Company's fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the goodwill may not be recovered.

Under ASC 350, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

The Company establishes its reporting units based on its current organizational structure, product and technology characteristics and the segment management's view of the business. As of January 2, 2022, the Company identified three reporting units within the Mobile Products ("MP") operating segment and two reporting units within the Infrastructure and Defense Products ("IDP") operating segment, and the optional qualitative assessment under ASC 350 was performed to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of each reporting unit was less than its respective carrying value.

In performing qualitative assessments, the Company considers (i) its overall historical and projected future operating results, (ii) if there was a significant decline in its stock price for a sustained period, (iii) if there was a significant change in its market capitalization relative to its net book value, and (iv) if there was a prolonged or more significant slowdown in the worldwide economy of the semiconductor industry, as well as other relevant events and factors affecting the reporting unit.

In fiscal 2022, the Company completed its annual qualitative assessments and concluded that based on the relevant events and circumstances, it was more likely than not that four of its five reporting units’ fair values exceeded their related carrying values. However, for one of the Company's MP reporting units (the acquired NextInput, Inc. ("NextInput") business), it was determined that the market adoption of the acquired technology into mobile handsets is expected to be delayed compared to the previous assumptions. Therefore, it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and a quantitative assessment was performed to calculate the fair value of the reporting unit.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The quantitative assessment considered both the income and market approaches to estimate the fair value of the reporting unit. The income approach is based on the discounted cash flow method that uses estimates of the reporting unit's forecasted future financial performance including revenues, operating expenses, taxes and capital expenditures. These estimates are developed as part of the Company's long-term planning process based on assumed market segment growth rates and its assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the cash flows. The market approach is based on financial multiples (i.e., multiples of revenue or earnings before income taxes, depreciation and amortization) of comparable companies.

Based on the quantitative assessment performed, it was determined that the carrying amount of the reporting unit exceeded its fair value, which resulted in a goodwill impairment charge of $48.0 million. The goodwill impairment charge is recorded in “Other operating expense” in the Statement of Income for the fiscal year ended April 2, 2022.

Inherent in such fair value determinations of the Company's reporting units are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, operational plans and the Company's interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or there are further declines in the Company's business outlook, additional goodwill impairment charges may be recorded in future periods.

In fiscal 2021, the Company completed qualitative assessments and concluded that based on the relevant events and circumstances, it was more likely than not that each of the reporting unit’s fair value exceeded its related carrying value, and no further impairment testing was required.

Identified Intangible Assets

The Company amortizes definite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful lives. In-process research and development ("IPRD") assets represent the fair value of incomplete research and development ("R&D") projects that had not reached technological feasibility as of the date of the acquisition and are initially not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets" to determine whether facts and circumstances (including external factors such as industry and economic trends and internal factors such as changes in the Company’s business strategy and forecasts) indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and occur in the period in which the impairment determination was made.

In connection with completing the Company's fiscal 2022 annual goodwill impairment assessment, the Company also evaluated its long-lived intangible assets and determined that the forecasted undiscounted net cash flows related to these assets were in excess of their carrying values. No definite-lived intangible asset impairment charges were recorded for fiscal years 2022 or 2021.

Accrued Liabilities

The "Accrued liabilities" balance as of April 2, 2022 and April 3, 2021, includes accrued compensation and benefits of $113.6 million and $135.4 million, respectively, and interest payable of $19.8 million and $17.5 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Other Current Liabilities

The "Other current liabilities" balance as of April 2, 2022 and April 3, 2021, includes income taxes payable of $87.8 million and $86.7 million, respectively.

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is immaterial (less than 3% of overall revenue). The Company applies a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. To date, there have been no material impairment losses on accounts receivable. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of April 2, 2022 and April 3, 2021.

The Company invoices customers upon shipment and recognizes revenue in accordance with delivery terms. As of April 2, 2022, the Company had $424.7 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

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

As of April 2, 2022, total remaining unearned compensation cost related to unvested restricted stock units was $121.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the weighted average exchange rates throughout the year. Translation adjustments are shown separately as a component of "Accumulated other comprehensive income" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other income (expense), net" in the Consolidated Statements of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, "Simplifying the Accounting for Income Taxes," which eliminated certain exceptions within ASC 740, "Income Taxes" and clarified and simplified other aspects of the current accounting guidance. The Company adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on the Company's consolidated financial statements.

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

The Company provides products to its largest end customer, Apple Inc., through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 33%, 30% and 33% of total revenue in fiscal years 2022, 2021 and 2020, respectively. Samsung Electronics Co., Ltd., accounted for approximately 11%, 7% and 8% of total revenue in fiscal years 2022, 2021 and 2020, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices.

The Company's three largest accounts receivable balances comprised approximately 57% and 58% of aggregate gross accounts receivable as of April 2, 2022 and April 3, 2021, respectively.

3.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	April 2, 2022	April 3, 2021
Raw materials	$236,095	$134,959
Work in process	357,332	283,067
Finished goods	162,321	89,761
Total inventories	$755,748	$507,787

4.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	April 2, 2022	April 3, 2021
Land	$25,842	$25,842
Building and leasehold improvements	432,305	411,180
Machinery and equipment	2,401,735	2,282,059
Construction in progress	128,317	108,563
Total property and equipment, gross	2,988,199	2,827,644
Less accumulated depreciation	(1,734,608)	(1,561,613)
Total property and equipment, net	$1,253,591	$1,266,031

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5.    BUSINESS ACQUISITIONS

During fiscal 2022, the Company completed the acquisitions of United Silicon Carbide, Inc. ("United SiC") and NextInput. During fiscal 2021, the Company completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs"). During fiscal 2020, the Company completed the acquisitions of Decawave Limited ("Decawave"), Custom MMIC Design Services, Inc. ("Custom MMIC"), Cavendish Kinetics Limited ("Cavendish") and Active-Semi International, Inc. ("Active-Semi"). The goodwill resulting from these acquisitions is attributed to synergies and other benefits that are expected to be generated from these transactions.

The operating results of these companies, which were not material either individually or in the aggregate, have been included in the Company's consolidated financial statements as of the acquisition dates. As a result, pro forma results of operations for these acquisitions have not been presented.

United Silicon Carbide, Inc.

On October 19, 2021, the Company acquired all the outstanding equity interests of United SiC, a leading manufacturer of silicon carbide ("SiC") power semiconductors, for a total purchase price of $236.6 million. The acquisition expands the Company's offerings to include SiC power products for a range of applications such as electric vehicles, battery charging, IT infrastructure, renewables and circuit protection.

The purchase price was comprised of cash consideration of $227.1 million and contingent consideration of up to $31.3 million which is expected to be paid to the sellers (in the first quarter of fiscal 2024) if certain revenue and gross margin targets are achieved over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration was $9.5 million as of the acquisition date. At April 2, 2022, the contingent consideration liability was remeasured to a fair value of $17.6 million and is included in "Other long-term liabilities" in the Consolidated Balance Sheet. The increase in the fair value was recognized in "Other operating expense" in the Consolidated Statement of Income. See Note 7 for further information related to the fair value measurement.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$145,780
Goodwill	96,755
Net tangible assets (1)	18,127
Deferred tax liability, net	(24,036)
Total purchase price	$236,626
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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of United SiC has been assigned to the IDP segment and is not deductible for income tax purposes.

During fiscal 2022, the Company recorded acquisition and integration related costs associated with the acquisition of United SiC totaling $12.2 million in "Other operating expense" in the Consolidated Statement of Income. During fiscal 2022, the Company also recorded $3.6 million of acquisition and integration related costs in "Cost of goods sold" in the Consolidated Statement of Income.

NextInput, Inc.

On April 5, 2021, the Company acquired all the outstanding equity interests of NextInput, a leader in microelectromechanical system ("MEMS")-based sensing solutions, for a total cash purchase price of $173.3 million. The acquisition expands the Company's offerings of MEMS-based products for mobile applications and provides sensing solutions for a broad range of applications in other markets.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$81,000
Goodwill	95,211
Net tangible assets (1)	7,261
Deferred tax liability, net	(10,158)
Total purchase price	$173,314
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

Goodwill recognized from the acquisition of NextInput has been assigned to the MP segment and is not deductible for income tax purposes.

During fiscal years 2022 and 2021, the Company recorded acquisition and integration related costs associated with the acquisition of NextInput totaling $2.7 million and $1.8 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

In connection with the Company's annual qualitative goodwill impairment assessment, it was determined that the market adoption of the acquired NextInput technology into mobile handsets is expected to be delayed compared to the previous assumptions. As a result, the Company completed a quantitative assessment of its reporting unit, which resulted in a goodwill impairment charge of $48.0 million. See Note 6 for further information on this goodwill impairment charge.

7Hugs Labs S.A.S.

In fiscal 2021, the Company acquired all the outstanding equity interests of 7Hugs, a private developer of ultra-wideband ("UWB") software and solutions, for a total cash purchase price of $48.7 million.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During fiscal years 2022 and 2021, the Company recorded acquisition and integration related costs associated with the acquisition of 7Hugs totaling $0.2 million and $2.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Decawave Limited

In fiscal 2020, the Company acquired all the outstanding equity interests of Decawave, a pioneer in UWB technology and provider of UWB solutions for mobile, automotive and Internet of Things ("IoT") applications, for a total cash purchase price of $372.2 million.

During fiscal years 2022, 2021 and 2020, the Company recorded acquisition and integration related costs associated with the acquisition of Decawave totaling $6.7 million, $11.3 million and $12.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Custom MMIC Design Services, Inc.

In fiscal 2020, the Company acquired all the outstanding equity interests of Custom MMIC, a supplier of high-performance gallium arsenide and gallium nitride monolithic microwave integrated circuits for defense, aerospace and commercial applications, for a total purchase price of $91.7 million.

During fiscal years 2021 and 2020, the Company recorded acquisition and integration related costs associated with the acquisition of Custom MMIC totaling $10.3 million and $9.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Cavendish Kinetics Limited

In fiscal 2020, the Company completed the acquisition of the remaining issued and outstanding capital of Cavendish for cash consideration of $198.4 million. The purchase of the remaining equity interest in Cavendish was considered to be an acquisition achieved in stages, whereby the previously held equity interest was remeasured at its acquisition-date fair value. This resulted in recognition of a gain of $43.0 million in fiscal 2020, which is recorded in "Other income (expense), net" in the Consolidated Statement of Income.

During fiscal years 2022, 2021 and 2020, the Company recorded acquisition and integration related costs associated with the acquisition of Cavendish totaling less than $0.1 million, $0.7 million and $3.8 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Active-Semi International, Inc.

In fiscal 2020, the Company acquired all the outstanding equity interests of Active-Semi, a private fabless supplier of programmable analog power management solutions, for a total cash purchase price of $307.9 million.

During fiscal years 2022, 2021 and 2020, the Company recorded acquisition and integration related costs associated with the acquisition of Active-Semi of $0.2 million, $0.8 million and $25.3 million, respectively, in "Other operating expense" in the Consolidated Statements of Income. During fiscal 2020, the Company also recorded $4.2 million of acquisition and integration related costs in "Cost of goods sold" in the Consolidated Statement of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2022 are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 3, 2021 (1)	$2,034,383	$608,325	$2,642,708
Goodwill resulting from NextInput acquisition (Note 5)	95,211	—	95,211
Goodwill impairment	(48,000)	—	(48,000)
Goodwill resulting from United SiC acquisition (Note 5)	—	96,755	96,755
7Hugs measurement period adjustments	(97)	—	(97)
Effect of changes in foreign currency exchange rates	(10,943)	—	(10,943)
Balance as of April 2, 2022 (1)	$2,070,554	$705,080	$2,775,634
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $669.6 million and $621.6 million as of April 2, 2022 and April 3, 2021, respectively, which were recognized in fiscal years 2009, 2013, 2014 and 2022.

In accordance with ASC 350, the Company reviewed its goodwill for impairment at the reporting unit level on the first day of its fourth quarter of fiscal 2022. The Company first performed the optional qualitative impairment assessments and concluded that based on the relevant events and circumstances it was more likely than not that four of its five reporting units' fair values exceeded their related carrying values. However, for one of its reporting units within the MP segment (the NextInput business), it was determined that the adoption of the acquired NextInput technology into mobile handsets is expected to be delayed compared to the previous assumptions. As a result, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, the Company performed a quantitative assessment to calculate the fair value of the reporting unit.

The quantitative assessment considered both the income and market approaches to estimate the fair value of the reporting unit. The income approach is based on the discounted cash flow method that uses estimates of the reporting unit’s forecasted future financial performance including revenues, operating expenses, taxes and capital expenditures. These estimates are developed as part of the Company's long-term planning process based on assumed market segment growth rates and its assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the cash flows. The market approach is based on financial multiples (i.e., multiples of revenue or earnings before income taxes, depreciation and amortization) of comparable companies.

Based on the quantitative assessment performed, the carrying amount of the reporting unit exceeded its fair value, which resulted in a goodwill impairment charge of $48.0 million. The goodwill impairment charge is recorded in "Other operating expense" in the fiscal 2022 Statement of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	April 2, 2022		April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,026,690	$420,255	$1,295,113	$750,044
Customer relationships	104,778	47,208	459,052	403,407
Technology licenses	2,641	2,169	2,368	2,076
Backlog	—	—	1,600	1,600
Trade names	1,933	1,358	1,090	636
IPRD	9,734	N/A	9,695	N/A
Total (1)	$1,145,776	$470,990	$1,768,918	$1,157,763
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

Total intangible assets amortization expense was $150.5 million, $252.9 million and $247.3 million in fiscal years 2022, 2021 and 2020, respectively.

The following table provides the Company's estimated amortization expense for intangible assets based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2023	$134,000
2024	122,000
2025	105,000
2026	94,000
2027	82,000

7.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of April 2, 2022 and April 3, 2021 were $27.1 million and $29.8 million, respectively, and are classified as "Long-term investments" in the Consolidated Balance Sheets. During fiscal years 2022 and 2021, the Company recorded income of $12.0 million and $21.5 million, respectively, based on its share of the limited partnerships' earnings in "Other income (expense), net" in the Consolidated Statements of Income. The Company received cash distributions totaling $14.8 million and $5.9 million during fiscal years 2022 and 2021, respectively. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Consolidated Statements of Cash Flows.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The fair value of the financial assets and liabilities measured on a recurring basis as determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 2, 2022
Marketable equity securities	$2,906	$2,906	$—	$—
Invested funds in deferred compensation plan (1)	39,356	39,356	—	—
Contingent earn-out liability (2)	(17,600)	—	—	(17,600)

April 3, 2021
Marketable equity securities	$3,802	$3,802	$—	$—
Invested funds in deferred compensation plan (1)	32,824	32,824	—	—
Contingent earn-out liability (3)	(10,000)	—	—	(10,000)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share as determined by quoted active market prices of the underlying investments. See Note 10 for further information on the Company's non-qualified deferred compensation plan.
(2) The Company recorded a contingent earn-out liability in conjunction with the acquisition of United SiC (see Note 5). The fair value of this liability is estimated using an option pricing model.
(3) The Company recorded a contingent earn-out liability in conjunction with the acquisition of Custom MMIC. As of April 3, 2021, the fair value of the contingent consideration liability was equal to the maximum amount payable which was paid during fiscal 2022.

8. LEASES
The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Operating leases are classified as follows (in thousands):

	April 2, 2022	April 3, 2021
Other non-current assets	$73,683	$62,925
Other current liabilities	$17,393	$15,068
Other long-term liabilities	$61,511	$53,172

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Details of operating leases are as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Operating lease expense	$19,178	$17,382	$15,184
Short-term lease expense	$7,726	$7,062	$6,878
Variable lease expense	$4,886	$3,972	$3,098

Cash paid for amounts included in the measurement of operating lease liabilities	$20,536	$18,697	$16,504

Right-of-use assets obtained in exchange for new operating lease liabilities	$29,210	$12,899	$13,201

The weighted-average remaining lease term and weighted-average discount rates for operating leases are as follows:

	April 2, 2022	April 3, 2021
Weighted-average remaining lease term (years)	6.9	7.9
Weighted-average discount rate	2.99%	3.82%

The aggregate future lease payments for operating leases as of April 2, 2022 are as follows (in thousands):

Fiscal Year	Lease Payments
2023	$19,449
2024	16,305
2025	11,555
2026	10,430
2027	9,055
Thereafter	21,522
Total future lease payments	88,316
Less imputed interest	(9,412)
Present value of lease liabilities	$78,904

In fiscal 2018, the Company entered into a lease for a facility in Beijing, China that will allow the Company to consolidate several leased facilities as well as provide additional manufacturing space. The lease term is expected to commence in fiscal 2023 and therefore, is not recorded on the Consolidated Balance Sheets as of April 2, 2022 and April 3, 2021. The lease has an initial term of five years and includes multiple renewal options, with the maximum lease term not to exceed 30 years. Upon lease commencement, $10.0 million of right-of-use assets and lease liabilities is expected to be recognized by the Company.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.    LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	April 2, 2022	April 3, 2021
Term loan	$—	$197,500
1.750% senior notes due 2024	500,000	—
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	2,581	1,617
Unamortized premium, discount and issuance costs, net	(4,692)	(1,475)
Less current portion of long-term debt	(791)	(5,092)
Total long-term debt	$2,047,098	$1,742,550

Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "2020 Credit Agreement") with Bank of America, N.A., acting as administrative agent (the "Administrative Agent"), and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017 (the "2017 Credit Agreement"). The 2020 Credit Agreement included a senior term loan (the "2020 Term Loan") of $200.0 million and a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million (collectively the "Credit Facility"). The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the 2020 Credit Agreement, the Company may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

On April 6, 2022, the Company and the Administrative Agent entered into an amendment to the 2020 Credit Agreement (the “LIBOR Transition Amendment”) to replace the London Interbank Offered Rate as a reference rate available for use in the computation of interest under the 2020 Credit Agreement. As a result of the LIBOR Transition Amendment, at the Company’s option, loans under the 2020 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2020 Credit Agreement) plus the Term SOFR (as defined in the 2020 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Term SOFR plus 1.0% (the "Base Rate"). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Term SOFR is the rate per annum equal to the forward-looking Secured Overnight Financing Rate term rate for interest periods of one, three or six months (as selected by the Company) plus an adjustment (as defined in the 2020 Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.250% per annum, and the Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum. Undrawn amounts under the Credit Facility are subject to a commitment fee ranging from 0.150% to 0.200%.

During fiscal 2022, there were no borrowings under the Revolving Facility.

During fiscal 2021, the Company made principal payments totaling $2.5 million on the term loan under the 2017 Credit Agreement (the "2017 Term Loan"). On the closing date of the 2020 Credit Agreement, the Company repaid the remaining principal balance of $97.5 million on the 2017 Term Loan and concurrently drew $200.0 million under the 2020 Term Loan.

During fiscal 2021, the Company made principal payments totaling $2.5 million on the 2020 Term Loan. During fiscal 2022, the Company repaid the remaining principal balance of $197.5 million on the 2020 Term Loan. Interest

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

paid on the 2017 Term Loan and the 2020 Term Loan during fiscal years 2022, 2021 and 2020 was $1.7 million, $2.1 million and $2.4 million, respectively.

The 2020 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of April 2, 2022, the Company was in compliance with these covenants.

Senior Notes due 2024

On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the "2024 Notes"). Interest is payable on the 2024 Notes on June 15 and December 15 of each year, commencing June 15, 2022. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The Company used a portion of the net proceeds of the offering of the 2024 Notes to repay all of the outstanding 2020 Term Loan, as described above, and will use the remainder of the net proceeds for general corporate purposes.

The 2024 Notes were issued pursuant to an indenture, dated as of December 14, 2021 (the "2021 Indenture"), by and among the Company, the Guarantors and Computershare Trust Company, N.A., as trustee. The 2021 Indenture contains customary events of default, including payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The 2021 Indenture also contains customary negative covenants.

The 2024 Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In connection with the offering of the 2024 Notes, the Company entered into a Registration Rights Agreement, dated as of December 14, 2021 (the "Registration Rights Agreement"), by and among the Company and the Guarantors, on the one hand, and BofA Securities, Inc., as representative of the initial purchasers of the 2024 Notes, on the other hand.

Under the Registration Rights Agreement, the Company and the Guarantors have agreed to use their commercially reasonable efforts to (i) file with the SEC a registration statement (the "Exchange Offer Registration Statement") relating to the registered exchange offer (the "Exchange Offer") to exchange the 2024 Notes for a new series of the Company’s exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2024 Notes; (ii) cause the Exchange Offer Registration Statement to be declared effective by the SEC; and (iii) cause the Exchange Offer to be consummated no later than the 720th day after December 14, 2021 (or if such 720th day is not a business day, the next succeeding business day).

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Senior Notes due 2029

On September 30, 2019, the Company issued $350.0 million aggregate principal amount of its 4.375% senior notes due 2029 (the "Initial 2029 Notes"). On December 20, 2019 and June 11, 2020, the Company issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of such notes (together, the "Additional 2029 Notes" and collectively with the Initial 2029 Notes, the "2029 Notes"). The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

At any time prior to October 15, 2024, the Company may redeem all or part of the 2029 Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to October 15, 2024, the Company may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.375%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at the redemption prices specified in the 2019 Indenture, plus accrued and unpaid interest.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during fiscal years 2022 and 2021 was $37.2 million and $31.6 million, respectively.

Senior Notes due 2031

On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the "2031 Notes"). The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The 2031 Notes were issued pursuant to an indenture, dated as of September 29, 2020, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee (the "2020 Indenture"). The 2020 Indenture contains substantially the same customary events of default and negative covenants as the 2021 Indenture.

At any time prior to April 1, 2026, the Company may redeem all or part of the 2031 Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date, and accrued and unpaid interest. In addition, at any time prior to April 1, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the 2031 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 103.375%, plus accrued and unpaid interest. Furthermore, at any time on or after April 1, 2026, the Company may redeem the 2031 Notes, in whole or in part, at the redemption prices specified in the 2020 Indenture, plus accrued and unpaid interest.

The 2031 Notes have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal years 2022 and 2021 was $23.6 million and $11.9 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Senior Notes due 2025

On December 1, 2020, the Company redeemed the remaining $23.4 million principal amount of its 7.00% senior notes due December 1, 2025 (the "2025 Notes") using cash on hand, at a redemption price equal to 103.50% of the principal amount, plus accrued and unpaid interest. Interest paid on the 2025 Notes during both fiscal years 2021 and 2020 was $1.6 million.

Senior Notes due 2026

On October 16, 2020, the Company redeemed the $900.0 million aggregate principal amount of its 5.50% senior notes due July 15, 2026 (the "2026 Notes") at a redemption price equal to 106.363% of the $900.0 million principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the issuance of the 2031 Notes combined with cash on hand plus borrowings under the 2020 Term Loan. In connection with the redemption, the Company recognized a loss on debt extinguishment of $61.0 million as "Other (expense) income, net" in the fiscal 2021 Consolidated Statement of Income. The loss on debt extinguishment consisted of a $57.3 million redemption premium and a $3.7 million net write-off of unamortized debt issuance costs and bond premium. The primary purpose of the redemption was to reduce future interest expense.

Interest paid on the 2026 Notes during fiscal years 2021 and 2020 was $37.3 million and $49.5 million, respectively.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 2, 2022 was $476.9 million, $852.6 million and $638.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of April 3, 2021 was $905.3 million and $689.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During fiscal 2022, the Company recognized $67.0 million of interest expense primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by $3.7 million of interest capitalized to property and equipment. During fiscal 2021, the Company recognized $79.3 million of interest expense primarily related to the 2026 Notes (redeemed on October 16, 2020), the 2029 Notes and the 2031 Notes, which was partially offset by $4.1 million of interest capitalized to property and equipment. During fiscal 2020, the Company recognized $66.0 million of interest expense primarily related to the 2026 Notes and the 2029 Notes, which was partially offset by $5.6 million of interest capitalized to property and equipment.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In total, the Company contributed $17.6 million, $15.6 million and $14.4 million to its domestic and foreign defined contribution plans during fiscal years 2022, 2021 and 2020, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million as of April 2, 2022 and April 3, 2021 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $12.1 million and $14.0 million as of April 2, 2022 and April 3, 2021, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgement including assumptions based on local economic conditions. The net periodic benefit cost was approximately $0.6 million for each of the last three fiscal years.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held, but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $39.4 million and $32.8 million as of April 2, 2022 and April 3, 2021, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $1.5 million and $1.2 million as of April 2, 2022 and April 3, 2021, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $37.9 million and $31.6 million as of April 2, 2022 and April 3, 2021, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

As of April 2, 2022, the Company's purchase obligations (including capital commitments) totaled approximately $2,156.7 million, of which approximately $1,018.6 million is expected to be paid during fiscal 2023. In subsequent years, the Company expects to pay approximately $495.3 million, $405.9 million, $236.6 million and $0.3 million related to these purchase obligations during fiscal years 2024, 2025, 2026 and 2027, respectively. Noncancelable purchase obligations represent payments due related to the purchase of materials, manufacturing services and property and equipment, a majority of which are not recorded as liabilities in the Consolidated Balance Sheet because the Company has not received the related goods or services as of April 2, 2022.

Amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. The Company agreed to pay certain fees and deposits which are recorded in "Prepaid expenses" and "Other non-current assets" in the Consolidated Balance Sheet as of April 2, 2022. Under the agreement the Company is required to purchase, and the foundry supplier is required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. As of April 2, 2022, the Company estimates that it is obligated to purchase approximately $1.4 billion of wafers (included in the total purchase obligations above) under the capacity reservation agreement.

Lease Commitments

See Note 8 for disclosures related to lease commitments.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

12.    RESTRUCTURING

During fiscal years 2022, 2021 and 2020, the Company recorded restructuring related charges totaling approximately $2.1 million, $2.7 million and $47.9 million, respectively, related primarily to fiscal 2019 actions to reduce operating expenses and improve manufacturing cost structure and other individually immaterial restructuring plans. Restructuring accrual balances were immaterial as of April 2, 2022 and April 3, 2021.

13.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2022	2021	2020
United States	$69,938	$125,362	$(226,005)
Foreign	1,111,146	682,018	621,094
Total	$1,181,084	$807,380	$395,089

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Current tax expense:
Federal	$(16,886)	$(11,043)	$(6,705)
State	(274)	(140)	(93)
Foreign	(98,696)	(80,722)	(65,065)
	(115,856)	(91,905)	(71,863)
Deferred tax (expense) benefit:
Federal	$(18,398)	$(35,545)	$7,826
State	(2,762)	(3,771)	4,603
Foreign	(10,715)	57,452	(1,330)
	(31,875)	18,136	11,099
Total	$(147,731)	$(73,769)	$(60,764)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income for fiscal years 2022, 2021 and 2020 is as follows (dollars in thousands):

	Fiscal Year
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(248,028)	21.0%	$(169,550)	21.0%	$(82,969)	21.0%
(Increase) decrease resulting from:
State (expense)/benefit, net of federal impact	(1,888)	0.2	(743)	0.1	2,605	(0.7)
Tax credits	118,877	(10.1)	92,532	(11.5)	64,017	(16.2)
Effect of changes in income tax rate applied to net deferred tax assets (1)	(25,679)	2.2	22,286	(2.8)	(2,269)	0.6
Foreign tax rate difference	148,932	(12.6)	85,851	(10.6)	75,247	(19.0)
Foreign permanent differences and related items	786	(0.1)	9,026	(1.1)	(5,446)	1.4
Change in valuation allowance	231	(0.1)	(1,232)	0.2	6,438	(1.6)
Expiration of state and foreign attributes	(3,048)	0.3	(1,656)	0.2	(5,165)	1.3
Stock-based compensation	11,148	(0.9)	9,545	(1.2)	(1,707)	0.4
Tax reserve adjustments	(3,262)	0.3	(9,979)	1.2	(13,973)	3.5
U.S. tax on foreign earnings, including GILTI & FDII (2)	(130,874)	11.1	(100,830)	12.5	(81,916)	20.8
Permanent reinvestment assertion	(1,033)	0.1	(8,488)	1.1	(6,814)	1.7
Impairments and acquisition related adjustments	(12,198)	1.0	(919)	0.1	(7,257)	1.8
Other income tax (expense) benefit	(1,695)	0.1	388	(0.1)	(1,555)	0.4
	$(147,731)	12.5%	$(73,769)	9.1%	$(60,764)	15.4%
(1) In fiscal 2022, the Company negotiated an extension to its tax holiday in Singapore, resulting in the revaluation of its deferred tax assets. As a result, the Company recognized an income tax expense of $26.4 million due to the reduced tax rate, in part from a reversal of the tax benefit recognized in fiscal 2021. In fiscal 2021, the Company completed the restructuring of the Cavendish intellectual property, resulting in the recognition of an income tax benefit of $22.1 million in Singapore.
(2) The Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII") provisions became effective for the Company in fiscal 2019, at which time the Company elected to treat taxes due on future GILTI inclusions in U.S. taxable income as current-period expense (the "period cost method").

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	April 2, 2022	April 3, 2021
Deferred income tax assets:
Inventory reserve	$11,592	$9,632
Equity compensation	13,085	14,444
Net operating loss carry-forwards	27,024	24,474
Research and other credits	56,735	106,825
Employee benefits	21,104	19,357
Lease liabilities	17,905	15,947
Other deferred assets	10,332	8,662
Total deferred income tax assets	157,777	199,341
Valuation allowance	(36,281)	(36,512)
Total deferred income tax assets, net of valuation allowance	$121,496	$162,829

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(73,412)	$(25,553)
Accumulated depreciation/basis difference	(53,425)	(59,756)
Accrued tax on unremitted foreign earnings	(22,988)	(21,747)
Deferred intercompany revenue (1)	—	(22,284)
Right-of-use assets	(16,591)	(14,663)
Other deferred liabilities	(2,884)	(1,681)
Total deferred income tax liabilities	(169,300)	(145,684)
Net deferred income tax (liability) asset	$(47,804)	$17,145

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$36,824	$59,056
Other long-term liabilities	(84,628)	(41,911)
Net deferred income tax (liability) asset	$(47,804)	$17,145
(1) In fiscal 2021, the Company completed the intercompany restructuring of the Cavendish intellectual property. Due to this transaction, a portion of revenue recognized by the intercompany seller is taxable in future years. The remaining deferred intercompany revenue was taxed during fiscal 2022.

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of April 2, 2022 and April 3, 2021. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets may not be realized.

The valuation allowance against deferred tax assets decreased by approximately $0.2 million in fiscal 2022. The decrease was comprised of a $1.6 million decrease for the valuation allowance against deferred tax assets for net operating losses and other deferred tax assets at foreign subsidiaries and a $1.4 million increase in the valuation allowance against certain domestic deferred tax assets for net operating losses and credits. At the end of fiscal 2022, a $1.3 million valuation allowance remained against deferred tax assets at foreign subsidiaries, and a $34.9 million valuation allowance remained against domestic deferred tax assets.

The valuation allowance against deferred tax assets increased by $1.2 million in fiscal 2021. The increase was comprised of a $2.1 million increase in the valuation allowance against certain domestic deferred tax assets for net operating losses and credits and a $0.9 million decrease for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2021, a $2.9 million valuation allowance remained against deferred tax assets at foreign subsidiaries, and a $33.6 million valuation allowance remained against state deferred tax assets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The valuation allowance against deferred tax assets decreased by $5.2 million in fiscal 2020. The decrease was comprised of a $7.9 million decrease in the valuation allowance against state deferred tax assets for net operating losses and tax credits and a $2.7 million increase for the valuation allowance against deferred tax assets for net operating losses at foreign subsidiaries. At the end of fiscal 2020, a $3.8 million valuation allowance remained against deferred tax assets at foreign subsidiaries, and a $31.5 million valuation allowance remained against state deferred tax assets.

As of April 2, 2022, the Company had federal loss carryovers of approximately $53.3 million that expire in fiscal years 2023 to 2042, if unused, and state losses of approximately $122.2 million that expire in fiscal years 2023 to 2042, if unused. Federal research credits of $110.2 million, and state credits of $65.4 million expire in fiscal years 2031 to 2042 and 2023 to 2042, respectively. The Company had foreign losses of $100.0 million, which expire in fiscal years 2023 to 2032, if unused. The utilization of acquired domestic tax assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

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

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. The Company’s tax holiday in Costa Rica is set to expire in December 2027. During fiscal 2022, the Company negotiated an extension to its tax holiday in Singapore, now expiring in December 2031. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Relative to the statutory tax rate, income tax expense decreased by $128.4 million (an impact of approximately $1.17 and $1.15 per basic and diluted share, respectively) in fiscal 2022 and $74.3 million (an impact of approximately $0.65 and $0.64 per basic and diluted share, respectively) in fiscal 2021 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $144.1 million as of April 2, 2022, $134.1 million as of April 3, 2021, and $119.2 million as of March 28, 2020. Of these amounts, $137.5 million, $128.7 million and $114.8 million as of April 2, 2022, April 3, 2021 and March 28, 2020, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $134.1 million as of April 3, 2021 to $144.1 million as of April 2, 2022, primarily due to increases related to current year tax positions, the effect of provision-to-return adjustments on prior year positions and increases related to business combinations recognized as part of purchase accounting.

A reconciliation of fiscal 2020 through fiscal 2022 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Beginning balance	$134,068	$119,222	$103,178
Additions based on positions related to current year	11,826	10,048	10,357
Additions for tax positions in prior years	3,049	6,240	6,484
Reductions for tax positions in prior years	(1,669)	(348)	(69)
Expiration of statute of limitations	(3,219)	(1,094)	(728)
Settlements	—	—	—
Ending balance	$144,055	$134,068	$119,222

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2022, 2021 and 2020, the Company recognized $(5.1) million, $0.8 million and $0.7 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $1.0 million, $6.2 million and $5.4 million as of April 2, 2022, April 3, 2021 and March 28, 2020, respectively.

The unrecognized tax benefits of $144.1 million and accrued interest and penalties of $1.0 million at the end of fiscal 2022 are recorded on the Consolidated Balance Sheet as a $13.8 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company currently believes it is reasonably possible that only a minimal amount of gross unrecognized tax benefits will be reduced for tax positions taken in prior years within the next 12 months.

Qorvo files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. Qorvo’s fiscal 2019 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

14.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year
	2022	2021	2020
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$1,033,353	$733,611	$334,325
Denominator:
Denominator for basic net income per share — weighted average shares	110,196	114,034	117,007
Effect of dilutive securities:
Stock-based awards	1,350	1,982	2,286
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	111,546	116,016	119,293
Basic net income per share	$9.38	$6.43	$2.86
Diluted net income per share	$9.26	$6.32	$2.80

In the computation of diluted net income per share for fiscal years 2022, 2021 and 2020, an immaterial number of shares were excluded because the effect of their inclusion would have been antidilutive.

15.    STOCK-BASED COMPENSATION

Summary of Stock Plans

2009 and 2012 Incentive Plans - TriQuint Semiconductor, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2009 Incentive Plan and the TriQuint, Inc. 2012 Incentive Plan (the "TriQuint Incentive Plans"), originally adopted by TriQuint. The TriQuint Incentive Plans provided for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates. The options granted thereunder were required to have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

grant under the TriQuint Incentive Plans could not exceed ten years. No further awards can be granted under these plans.

2012 Stock Incentive Plan - Qorvo, Inc.
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by the Company's stockholders on August 16, 2012, assumed by the Company in connection with the Business Combination and reapproved by the Company's stockholders on August 8, 2017 for purposes of Section 162(m) of the Code. Under the 2012 Plan, the Company is permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 4.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 2, 2022, 2.6 million shares were available for issuance under the 2012 Plan. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2022 under the 2012 Plan was 0.1 million shares.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), originally adopted by TriQuint, allowing Qorvo to issue awards under this plan. The 2013 Incentive Plan replaces the TriQuint 2012 Incentive Plan and provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who become employed by the Company or its affiliates after the closing of the Business Combination. Former employees, officers and directors of RFMD are not eligible for awards under the 2013 Incentive Plan. The options granted thereunder must have an exercise price per share no less than 100% of the fair market value per share on the date of grant. The terms of each grant under the 2013 Incentive Plan may not exceed ten years. As of April 2, 2022, 0.5 million shares were available for issuance under the 2013 Incentive Plan.

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan (the "2015 Inducement Plan") provides for the grant of equity awards to persons as a material inducement to become employees of the Company or its affiliates. The plan provides for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards. The maximum number of shares issuable under the 2015 Inducement Plan may not exceed the sum of (a) 0.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2015 Inducement Stock Plan under the TriQuint 2008 Inducement Award Plan and (ii) subject to an award granted under the TriQuint 2008 Inducement Award Plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. No awards were made under the 2015 Inducement Plan in fiscal years 2022, 2021 and 2020. As of April 2, 2022, 0.3 million shares were available for issuance under the 2015 Inducement Plan.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 2, 2022, 3.0 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.3 million shares under the ESPP in fiscal 2022, 0.4 million shares in fiscal 2021 and 0.5 million shares in fiscal 2020.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For fiscal years 2022, 2021 and 2020, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2022, 2021 and 2020 are either service-based or performance and service-based. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2022, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2022, stock-based compensation of $19.7 million was recognized upon the grant of 0.1 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Income was $83.5 million, $89.3 million and $76.0 million, for fiscal years 2022, 2021 and 2020, respectively, net of expense capitalized into inventory.

A summary of activity with respect to stock options under the Company’s director and employee stock plans follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 3, 2021	458	$17.21
Granted	—	—
Exercised	(193)	$18.57
Canceled	(7)	$35.37
Forfeited	—	—
Outstanding as of April 2, 2022	258	$15.67	1.04	$27,270
Vested and expected to vest as of April 2, 2022	258	$15.67	1.04	$27,270
Options exercisable as of April 2, 2022	258	$15.67	1.04	$27,270

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $121.51 as of April 1, 2022 (the last Nasdaq trading day prior to the fiscal year end on April 2, 2022), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of April 2, 2022, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the expected volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2022, 2021 and 2020.

The total intrinsic value of options exercised during fiscal years 2022, 2021 and 2020 was $27.1 million, $66.7 million and $65.1 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $36.9 million for fiscal 2022 and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

A summary of activity with respect to restricted stock unit awards ("RSUs") under the Company’s director and employee stock plans follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at April 3, 2021	1,859	$93.22
Granted	670	185.26
Vested	(874)	87.78
Forfeited	(116)	124.95
Balance at April 2, 2022	1,539	$126.46

As of April 2, 2022, total remaining unearned compensation cost related to unvested restricted stock units was $121.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

The total intrinsic value of restricted stock units that vested during fiscal years 2022, 2021 and 2020 was $163.6 million, $121.8 million and $67.7 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

16.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On October 31, 2019, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion of the Company's outstanding common stock, which included approximately $117.0 million authorized under a prior program which was terminated concurrent with this authorization. On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included approximately $236.9 million authorized under the program announced on October 31, 2019, which was terminated concurrent with the new authorization. As of April 2, 2022, there was $861.7 million of availability under the share repurchase program.

Under the Company's share repurchase programs, repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The current program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

The Company repurchased 7.3 million shares, 3.6 million shares and 6.4 million shares of its common stock during fiscal years 2022, 2021 and 2020, respectively, at an aggregate cost of $1,152.3 million, $515.1 million and $515.1 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Common Stock Reserved For Future Issuance

At April 2, 2022, the Company had reserved a total of approximately 8.2 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	258
Possible future issuance under Company stock incentive plans	3,424
Employee stock purchase plan	2,984
Restricted stock-based units outstanding	1,539
Total shares reserved	8,205

17.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating and reportable segments as of April 2, 2022 are MP and IDP based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker ("CODM"), and these segments are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income.

MP is a global supplier of cellular, UWB, Wi-Fi and other wireless solutions for a variety of applications, including smartphones, wearables, laptops, tablets and IoT.

IDP is a global supplier of RF, system-on-a-chip and power management solutions for a wide range of markets, including cellular and IT infrastructure, automotive, renewable energy, defense and IoT.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, acquisition and integration related costs, restructuring related charges, goodwill impairment, fixed asset impairments, (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest and other income (expense) or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Fiscal Year
	2022	2021	2020
Revenue:
MP	$3,545,253	$2,856,813	$2,397,740
IDP	1,100,461	1,158,494	841,401
Total revenue	$4,645,714	$4,015,307	$3,239,141
Operating income (loss):
MP	$1,290,132	$1,008,171	$715,514
IDP	261,511	283,507	145,295
All other	(325,574)	(385,051)	(437,593)
Operating income	1,226,069	906,627	423,216
Interest expense	(63,326)	(75,198)	(60,392)
Other income (expense), net	18,341	(24,049)	32,265
Income before income taxes	$1,181,084	$807,380	$395,089

	Fiscal Year
	2022	2021	2020
Reconciliation of "All other" category:
Stock-based compensation expense	$(83,507)	$(89,322)	$(75,978)
Amortization of intangible assets	(150,128)	(252,137)	(246,563)
Acquisition and integration related costs	(27,964)	(32,946)	(61,891)
Restructuring related charges	(2,121)	(2,722)	(47,869)
Goodwill impairment	(48,000)	—	—
Other (1)	(13,854)	(7,924)	(5,292)
Loss from operations for "All other"	$(325,574)	$(385,051)	$(437,593)
(1) Other includes fixed asset impairments, (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses.

The consolidated financial statements include revenue to customers by geographic region (based on the location of the customers' headquarters) that are summarized as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Revenue:
United States	$1,928,403	$1,631,110	$1,468,358
China	1,499,212	1,579,017	1,106,679
Other Asia	620,620	363,523	340,400
Taiwan	345,869	248,708	169,337
Europe	251,610	192,949	154,367
Total Revenue	$4,645,714	$4,015,307	$3,239,141

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	April 2, 2022	April 3, 2021
Long-lived tangible assets:
United States	$1,007,463	$1,011,686
China	192,416	200,346
Other countries	53,712	53,999

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $755.7 million as of April 2, 2022, representing approximately 10% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, and finished goods each reporting period. Obsolete inventory or inventory in excess of management’s estimated demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

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
May 20, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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
May 20, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. Our Chief Executive Officer and Interim Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's assessment of internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of April 2, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of April 2, 2022, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of April 2, 2022, which is included in this Annual Report on Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the captions "Corporate Governance," "Executive Officers" and "Proposal 1 - Election of Directors," and the information therein is incorporated herein by reference.

The Company has adopted its "Code of Business Conduct and Ethics," and a copy is posted on the Company’s website at www.qorvo.com, on the "Corporate Governance" tab under the "Investor Relations" page. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that requires disclosure under applicable law, SEC rules or Nasdaq listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the captions "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" and "Corporate Governance," and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of April 2, 2022 and April 3, 2021.

ii.    Consolidated Statements of Income for fiscal years 2022, 2021 and 2020.

iii.    Consolidated Statements of Comprehensive Income for fiscal years 2022, 2021 and 2020.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2022, 2021 and 2020.

v.    Consolidated Statements of Cash Flows for fiscal years 2022, 2021 and 2020.

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
4.2
Indenture, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.3
Supplemental Indenture, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.4
Second Supplemental Indenture, dated as of June 11, 2020, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020)

4.5
Indenture, dated as of September 29, 2020, among Qorvo, Inc., the Guarantors and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020)

4.6
Indenture, dated as of December 14, 2021, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2021)

4.7
Registration Rights Agreement, dated as of December 14, 2021, by and among Qorvo, Inc., the Guarantors named therein and BofA Securities, Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2021)

4.8	Description of Securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on May 17, 2019)
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

10.18
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

10.21	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*
10.22
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.23
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.24
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.25
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.26
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSU) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.27
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)*

10.28
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.29
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.30
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.31
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.32
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.33
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.34
Amended and Restated Credit Agreement, dated as of September 29, 2020, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, and Wells Fargo Bank, National Association, Citibank, N.A., TD Bank, National Association, MUFG Bank, Ltd., PNC Bank, National Association, Bank of the West and Morgan Stanley Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020)

10.35
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)*

10.36
2021 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 24, 2021)*

10.37	Severance Agreement and Release of All Claims, dated February 27, 2022, by and between James Klein and Qorvo US, Inc.*
10.38	Advisory Agreement, dated March 1, 2022, by and between James L. Klein and Qorvo Biotechnologies, LLC
10.39	LIBOR Transition Amendment, dated April 6, 2022, to Amended and Restated Credit Agreement, by and among Qorvo, Inc., as the Borrower, and Bank of America, N.A., as Administrative Agent
21	Subsidiaries of Qorvo, Inc.
22	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Grant A. Brown, as Interim Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Grant A. Brown, as Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from our Annual Report on Form 10-K for the year ended April 2, 2022, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 20, 2022	/s/ Robert A. Bruggeworth
By: Robert A. Bruggeworth
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Bruggeworth and Grant A. Brown and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2022.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Grant A. Brown	Name:	Grant A. Brown
	Title:	Vice President of Treasury and Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director