Form 10-Q
period 2022-07-02
Qorvo, Inc.
filed 2022-08-04
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022
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

As of July 28, 2022, there were 103,204,020 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 2, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$858,791	$972,592
Accounts receivable, net of allowance of $426 and $402 as of July 2, 2022 and April 2, 2022, respectively	535,359	568,850
Inventories	847,378	755,748
Prepaid expenses	49,610	49,839
Other receivables	20,748	32,151
Other current assets	60,603	70,685
Total current assets	2,372,489	2,449,865
Property and equipment, net of accumulated depreciation of $1,783,419 and $1,734,608 as of July 2, 2022 and April 2, 2022, respectively	1,234,334	1,253,591
Goodwill	2,766,877	2,775,634
Intangible assets, net	629,592	674,786
Long-term investments	28,281	31,086
Other non-current assets	298,948	324,110
Total assets	$7,330,521	$7,509,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,879	$327,915
Accrued liabilities	249,008	240,186
Other current liabilities	141,563	107,026
Total current liabilities	718,450	675,127
Long-term debt	2,047,183	2,047,098
Other long-term liabilities	264,283	233,629
Total liabilities	3,029,916	2,955,854
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 103,340 and 106,303 shares issued and outstanding at July 2, 2022 and April 2, 2022, respectively	3,962,499	4,035,849
Accumulated other comprehensive (loss) income	(17,974)	5,232
Retained earnings	356,080	512,137
Total stockholders’ equity	4,300,605	4,553,218
Total liabilities and stockholders’ equity	$7,330,521	$7,509,072
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Revenue	$1,035,358	$1,110,351
Cost of goods sold	660,108	564,168
Gross profit	375,250	546,183
Operating expenses:
Research and development	168,568	152,079
Selling, general and administrative	101,815	90,299
Other operating expense	3,008	6,703
Total operating expenses	273,391	249,081
Operating income	101,859	297,102
Interest expense	(17,252)	(15,279)
Other (expense) income, net	(5,062)	16,791

Income before income taxes	79,545	298,614

Income tax expense	(10,661)	(12,988)
Net income	$68,884	$285,626

Net income per share:
Basic	$0.65	$2.55
Diluted	$0.65	$2.51

Weighted average shares of common stock outstanding:
Basic	105,173	112,026
Diluted	106,080	113,872

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net income	$68,884	$285,626
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(23,215)	3,238
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	9	31
Other comprehensive (loss) income	(23,206)	3,269
Total comprehensive income	$45,678	$288,895

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	68,884	68,884
Other comprehensive loss	—	—	(23,206)	—	(23,206)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	137	(4,188)	—	—	(4,188)
Issuance of common stock in connection with employee stock purchase plan	195	18,893	—	—	18,893
Repurchase of common stock, including transaction costs	(3,295)	(125,101)	—	(224,941)	(350,042)
Stock-based compensation	—	37,046	—	—	37,046
Balance, July 2, 2022	103,340	$3,962,499	$(17,974)	$356,080	$4,300,605

Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	285,626	285,626
Other comprehensive income	—	—	3,269	—	3,269
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	183	(13,348)	—	—	(13,348)
Issuance of common stock in connection with employee stock purchase plan	165	17,794	—	—	17,794
Repurchase of common stock, including transaction costs	(1,695)	(63,917)	—	(236,100)	(300,017)
Stock-based compensation	—	25,645	—	—	25,645
Balance, July 3, 2021	111,210	$4,210,914	$32,918	$404,562	$4,648,394

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$68,884	$285,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,018	52,447
Intangible assets amortization	33,703	37,385
Deferred income taxes	(19,871)	2,000
Stock-based compensation expense	35,414	25,238
Other, net	5,412	(9,487)
Changes in operating assets and liabilities:
Accounts receivable, net	33,767	(35,752)
Inventories	(90,147)	(60,314)
Prepaid expenses and other assets	34,954	11,711
Accounts payable and accrued liabilities	26,513	54,447
Income taxes payable and receivable	6,232	(14,540)
Other liabilities	86,127	(7,191)
Net cash provided by operating activities	273,006	341,570
Cash flows from investing activities:
Purchase of property and equipment	(43,452)	(65,248)
Purchase of businesses, net of cash acquired	(95)	(166,818)
Other investing activities	4,653	4,104
Net cash used in investing activities	(38,894)	(227,962)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(350,042)	(300,017)
Proceeds from the issuance of common stock	9,014	9,558
Tax withholding paid on behalf of employees for restricted stock units	(4,736)	(14,371)
Other financing activities	(179)	(6,549)
Net cash used in financing activities	(345,943)	(311,379)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,001)	(8)
Net decrease in cash, cash equivalents and restricted cash	(113,832)	(197,779)
Cash, cash equivalents and restricted cash at the beginning of the period	972,805	1,398,309
Cash, cash equivalents and restricted cash at the end of the period	$858,973	$1,200,530

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$858,791	$1,200,245
Restricted cash included in "Other current assets" and "Other non-current assets"	182	285
Total cash, cash equivalents and restricted cash	$858,973	$1,200,530

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$31,680	$60,968

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the fiscal 2022 financial statements have been reclassified to conform with the fiscal 2023 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal years 2023 and 2022 are 52-week years.

2. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	July 2, 2022	April 2, 2022
Raw materials	$271,790	$236,095
Work in process	409,686	357,332
Finished goods	165,902	162,321
Total inventories	$847,378	$755,748

3. BUSINESS ACQUISITIONS

United Silicon Carbide, Inc.

On October 19, 2021, the Company acquired all the outstanding equity interests of United Silicon Carbide, Inc. ("United SiC"), a leading manufacturer of silicon carbide ("SiC") power semiconductors, for a total purchase price of $236.7 million. The acquisition expands the Company's offerings to include SiC power products for a range of applications such as electric vehicles, battery charging, IT infrastructure, renewables and circuit protection.

The purchase price was comprised of cash consideration of $227.2 million and contingent consideration of up to $31.3 million which is expected to be paid to the sellers (in the first quarter of fiscal 2024) if certain revenue and gross margin targets are achieved over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration liability was $9.5 million as of the acquisition date. At April 2, 2022, the contingent consideration liability was remeasured to a fair value of $17.6 million and is included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. At July 2, 2022, the contingent consideration liability was remeasured to a fair value of $22.1 million and is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet with the increase in fair value recognized in "Other operating expense" in the Condensed Consolidated Statement of Income. Refer to Note 5 for further information related to the fair value measurement.

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

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mobile Products	Infrastructure and Defense Products	Total
Balance as of April 2, 2022 (1)	$2,070,554	$705,080	$2,775,634
NextInput measurement period adjustments	572	—	572
United SiC measurement period adjustments	—	95	95
Effect of changes in foreign currency exchange rates	(9,424)	—	(9,424)
Balance as of July 2, 2022 (1)	$2,061,702	$705,175	$2,766,877
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $669.6 million, which were recognized in fiscal years 2009, 2013, 2014 and 2022.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	July 2, 2022		April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$861,355	$294,286	$1,026,690	$420,255
Customer relationships	104,207	52,234	104,778	47,208
Technology licenses	677	260	2,641	2,169
Trade names	877	414	1,933	1,358
In-process research and development	9,670	N/A	9,734	N/A
Total (1)	$976,786	$347,194	$1,145,776	$470,990
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of July 2, 2022 and April 2, 2022 were $24.3 million and $27.1 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three months ended July 2, 2022 and July 3, 2021, the Company recorded a loss of $0.8 million and income of $14.5 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in "Other (expense) income, net" in the Condensed Consolidated Statements of Income. During the three months ended July 2, 2022 and July 3, 2021, the Company received cash distributions of $2.0 million and $3.9 million, respectively, from these equity method investments. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Financial Instruments

The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 2, 2022
Marketable equity securities	$2,320	$2,320	$—	$—
Invested funds in deferred compensation plan (1)	35,318	35,318	—	—
Contingent earn-out liability (2)	(22,100)	—	—	(22,100)

April 2, 2022
Marketable equity securities	$2,906	$2,906	$—	$—
Invested funds in deferred compensation plan (1)	39,356	39,356	—	—
Contingent earn-out liability (2)	(17,600)	—	—	(17,600)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) The Company recorded a contingent earn-out liability in conjunction with the acquisition of United SiC (refer to Note 3). The fair value of this liability is estimated using an option pricing model.

6. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	July 2, 2022	April 2, 2022
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	2,271	2,581
Unamortized premium, discount and issuance costs, net	(4,362)	(4,692)
Less current portion of long-term debt	(726)	(791)
Total long-term debt	$2,047,183	$2,047,098

Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million and included a senior term loan of $200.0 million (collectively the "Credit Facility") which was fully repaid in fiscal 2022.

On April 6, 2022, the Company and the administrative agent entered into an amendment to the Credit Agreement (the "LIBOR Transition Amendment") to replace the London Interbank Offered Rate as a reference rate available for use in the computation of interest under the Credit Agreement. As a result of the LIBOR Transition Amendment, at the Company’s option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Term SOFR (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the administrative agent, and (c) the Term SOFR plus 1.0% (the "Base Rate"). All

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Term SOFR is the rate per annum equal to the forward-looking Secured Overnight Financing Rate term rate for interest periods of one, three or six months (as selected by the Company) plus an adjustment (as defined in the Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.250% per annum, and the Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum. Undrawn amounts under the Credit Facility are subject to a commitment fee ranging from 0.150% to 0.200%.

During the three months ended July 2, 2022, there were no borrowings under the Revolving Facility.

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

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. Interest paid on the 2024 Notes during the three months ended July 2, 2022 was $4.4 million.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during both the three months ended July 2, 2022 and July 3, 2021 was $18.6 million.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid no interest on the 2031 Notes during the three months ended July 2, 2022 and July 3, 2021.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of July 2, 2022 was $467.1 million, $750.0 million and $554.8 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 2, 2022 was $476.9 million, $852.6 million and $638.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three months ended July 2, 2022, the Company recognized total interest expense of $18.2 million, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $1.0 million. During the three months ended July 3, 2021, the Company recognized total interest expense of $16.2 million, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million.

7. STOCK REPURCHASES

On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included approximately $236.9 million authorized under a prior program terminated concurrent with the new authorization. Under this current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During the three months ended July 2, 2022, the Company repurchased approximately 3.3 million shares of its common stock for approximately $350.0 million (including transaction costs) under the current share repurchase program. As of July 2, 2022, approximately $511.7 million remains available for repurchases under the current share repurchase program.

During the three months ended July 3, 2021, the Company repurchased approximately 1.7 million shares of its common stock for approximately $300.0 million (including transaction costs).

8. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

Amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter of fiscal 2022. Under the agreement, the Company is required to purchase, and the foundry supplier is required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. In connection with this agreement, the Company paid a refundable deposit (which is recorded in "Other non-current assets" in the Condensed Consolidated Balance Sheets), and if the quarterly purchase commitments per the agreement are not met, under certain circumstances the supplier may deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

During fiscal 2023, the Company experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, the Company did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. The purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million in the first quarter of fiscal 2023. The Company also performed an analysis of the inventory

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
purchased under the agreement and recorded additional reserves of approximately $11.0 million for inventory in excess of management's demand forecasts. Additionally, the Company assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million, of which $8.0 million is recorded in "Other current liabilities" and $78.0 million is recorded in "Other long-term liabilities" in accordance with Accounting Standards Codification ("ASC") 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023. In performing this assessment, the Company considered Company-specific forecasts, legal obligations, macroeconomic factors and market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may or may not be recorded in future periods. The Company continues to place orders for wafer volumes supported by current demand while working to renegotiate the terms of the agreement with the foundry supplier.

As of July 2, 2022, the Company estimates that, under the current terms of the capacity reservation agreement, it is obligated to purchase approximately $1.2 billion of wafers through calendar year 2025.

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

9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
United States	$396,031	$319,181
China	283,476	535,937
Other Asia	192,328	109,278
Taiwan	91,172	85,214
Europe	72,351	60,741
Total revenue	$1,035,358	$1,110,351

The Company also disaggregates revenue by operating segments (refer to Note 10).

10. OPERATING SEGMENT INFORMATION

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

MP is a global supplier of cellular, ultra-wideband ("UWB"), Wi-Fi and other wireless solutions for a variety of applications, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT").

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
IDP is a global supplier of RF, system-on-a-chip and power management solutions for a wide range of markets, including cellular and IT infrastructure, automotive, renewable energy, defense and IoT.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, acquisition and integration related costs, charges associated with a long-term capacity reservation agreement, restructuring related charges, (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest expense, other (expense)/income or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended
	July 2, 2022	July 3, 2021
Revenue:
MP	$732,918	$836,138
IDP	302,440	274,213
Total revenue	$1,035,358	$1,110,351
Operating income (loss):
MP	$208,087	$299,690
IDP	76,278	67,339
All other	(182,506)	(69,927)
Operating income	101,859	297,102
Interest expense	(17,252)	(15,279)
Other expense (income), net	(5,062)	16,791
Income before income taxes	$79,545	$298,614

	Three Months Ended
	July 2, 2022	July 3, 2021
Reconciliation of "All other" category:
Stock-based compensation expense	$(35,414)	$(25,238)
Amortization of intangible assets	(33,652)	(37,223)
Acquisition and integration related costs	(6,308)	(3,993)
Charges associated with a long-term capacity reservation agreement (1)	(110,000)	—
Other (2)	2,868	(3,473)
Loss from operations for "All other"	$(182,506)	$(69,927)
(1) Refer to Note 8 for additional information.
(2) Other includes (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses.

In the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align similar technologies and applications with customers and end markets. The Company will manage its business and report its financial results, beginning with the quarter ending October 1, 2022, in three operating segments: Connectivity and Sensors Group, High Performance Analog and Advanced Cellular Group. Refer to Note 13 for additional information regarding the Company's subsequent change in reportable operating segments.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. INCOME TAXES

The Company’s income tax expense was $10.7 million for the three months ended July 2, 2022, and $13.0 million for the three months ended July 3, 2021. The Company’s effective tax rate was 13.4% for the three months ended July 2, 2022, and 4.3% for the three months ended July 3, 2021.

The Company's effective tax rate for the three months ended July 2, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI"), domestic tax credits generated and discrete tax items recorded during the period. A discrete benefit of $19.3 million was recorded during the three months ended July 2, 2022. The discrete tax benefit primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the period (refer to Note 8 for further information).

The Company's effective tax rate for the three months ended July 3, 2021 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the period. A discrete benefit of $20.2 million was recorded during the three months ended July 3, 2021. The discrete tax benefit was primarily related to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, tax deductions related to stock-based compensation and tax benefits associated with other non-recurring restructuring activities.

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	July 2, 2022	July 3, 2021
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$68,884	$285,626
Denominator:
Denominator for basic net income per share — weighted average shares	105,173	112,026
Effect of dilutive securities:
Stock-based awards	907	1,846
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	106,080	113,872
Basic net income per share	$0.65	$2.55
Diluted net income per share	$0.65	$2.51

An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three months ended July 2, 2022 and July 3, 2021, because the effect of their inclusion would have been anti-dilutive.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13. SUBSEQUENT EVENT

Reorganization

In the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align similar technologies and applications with customers and end markets. The Company will manage its business and report its financial results in three operating segments: Connectivity and Sensors Group ("CSG"), High Performance Analog ("HPA") and Advanced Cellular Group ("ACG").

•CSG is a leading global supplier of connectivity systems and components including UWB, Bluetooth, Matter, Wi-Fi, cellular IoT and MEMS sensors. CSG combines the connectivity businesses formerly split between IDP and MP. CSG’s markets include smart home, automotive connectivity, industrial automation, smartphones, wearables, gaming and other high-growth IoT connectivity and healthcare markets.

•HPA is a leading global supplier of RF and power management solutions for infrastructure, defense and aerospace, automotive power and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear drivers, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

•ACG is a leading global supplier of cellular RF solutions for a variety of devices, primarily smartphones, wearables, laptops and tablets. ACG leverages world-class technology, systems-level expertise and product portfolio breadth to deliver high performance cellular products to the world's leading smartphone and consumer electronics companies. It is a highly diversified supplier of custom and open market cellular solutions, with broad reach across iOS and Android original equipment manufacturers.

Beginning with the quarter ending October 1, 2022, the operating segment results and disclosures will reflect the new segment structure for all periods presented. In addition, in accordance with ASC 350, "Intangibles-Goodwill and Other," the Company will perform a goodwill impairment test immediately before and after its reorganization during its second quarter of fiscal 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; continued volatility and uncertainty in customer demand, worldwide economies and financial markets resulting from the impact of the COVID-19 pandemic, conflict in Ukraine or other macroeconomic factors; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs due to timing of customer forecasts; our inability to effectively manage or maintain evolving relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities as a result of industry overcapacity; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; changes in the favorable tax status of certain of our subsidiaries; enactment of international or domestic tax legislation, or changes in regulatory guidance; risks associated with environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

Qorvo is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in two operating segments, which are also our reportable segments: Mobile Products ("MP") and Infrastructure and Defense Products ("IDP").

MP is a global supplier of cellular, ultra-wideband, Wi-Fi and other wireless solutions for a variety of applications, including smartphones, wearables, laptops, tablets and Internet of Things ("IoT").

IDP is a global supplier of RF, system-on-a-chip and power management solutions for a wide range of markets, including cellular and IT infrastructure, automotive, renewable energy, defense and IoT.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM") and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating and reportable segment primarily based on operating income. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of July 2, 2022. Refer to Note 13 for additional information regarding our subsequent change in reportable operating segments.

As previously disclosed in our Annual Report on Form 10-K, filed on May 20, 2022, the COVID-19 pandemic has impacted the semiconductor industry supply chain causing uncertainty in customer demand, worldwide economies and financial markets. During fiscal 2023, we experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to the measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, we did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. This purchase shortfall resulted in an impairment to the prepaid refundable deposit under the agreement of approximately $13.0 million in the first quarter of fiscal 2023. We also performed an analysis of the inventory purchased under the agreement and recorded additional reserves of approximately $11.0 million for inventory in excess of management's demand forecasts. Additionally, we assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million in accordance with Accounting Standards Codification 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023. In performing this assessment, the Company considered Company-specific forecasts, legal obligations, macroeconomic factors and market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may or may not be recorded in future periods. We continue to place orders for wafer volumes supported by current demand while working to renegotiate the terms of the agreement with the foundry supplier.

FIRST QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

•Revenue for the first quarter of fiscal 2023 decreased 6.8% as compared to the first quarter of fiscal 2022, driven primarily by lower demand for 5G handsets in China and EMEA, partially offset by higher demand for our defense, base station and power management products.

•Gross margin for the first quarter of fiscal 2023 decreased to 36.2% as compared to 49.2% for the first quarter of fiscal 2022, resulting primarily from $110.0 million of charges associated with a long-term capacity reservation agreement (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further information).

•Operating income was $101.9 million for the first quarter of fiscal 2023 as compared to $297.1 million for the first quarter of fiscal 2022. This decrease was primarily due to unfavorable gross margin, lower revenue and higher operating expenses.

•Net income per diluted share was $0.65 for the first quarter of fiscal 2023 as compared to $2.51 for the first quarter of fiscal 2022.

•Capital expenditures were $43.5 million for the first quarter of fiscal 2023 as compared to $65.2 million for the first quarter of fiscal 2022.

•During the first quarter of fiscal 2023, we repurchased approximately 3.3 million shares of our common stock for approximately $350.0 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,035,358	100.0%	$1,110,351	100.0%	$(74,993)	(6.8)%
Cost of goods sold	660,108	63.8	564,168	50.8	95,940	17.0
Gross profit	375,250	36.2	546,183	49.2	(170,933)	(31.3)
Research and development	168,568	16.3	152,079	13.7	16,489	10.8
Selling, general and administrative	101,815	9.8	90,299	8.1	11,516	12.8
Other operating expense	3,008	0.3	6,703	0.6	(3,695)	(55.1)
Operating income	$101,859	9.8%	$297,102	26.8%	$(195,243)	(65.7)%

Revenue decreased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This decrease was primarily due to lower demand for 5G handsets in China and EMEA and customer product mix shifts resulting from ongoing global macroeconomic challenges including the COVID-19 pandemic, the conflict in Ukraine and supply chain disruptions. These decreases were partially offset by higher demand for our defense, base station and power management products.

Gross margin decreased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, resulting primarily from $110.0 million of charges associated with a long-term capacity reservation agreement.

Operating expenses increased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to additional headcount and higher design and development costs associated with our 5G related products, as well as additional headcount related to our biotechnology testing solutions and power device solutions.

Operating Segments

Mobile Products

	Three Months Ended
(In thousands, except percentages)	July 2, 2022	July 3, 2021	Decrease	Percentage Change
Revenue	$732,918	$836,138	$(103,220)	(12.3)%
Operating income	208,087	299,690	(91,603)	(30.6)
Operating income as a % of revenue	28.4%	35.8%

MP revenue decreased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to lower demand for 5G handsets in China and EMEA and customer product mix shifts resulting from ongoing global macroeconomic challenges including the COVID-19 pandemic, the conflict in Ukraine and supply chain disruptions.

MP operating income decreased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to decreased revenue, unfavorable gross margin and higher operating expenses. Gross margin was negatively impacted by inventory adjustments and average selling price erosion. Operating expenses increased primarily due to additional headcount and higher design and development costs associated with our 5G related products.

Infrastructure and Defense Products

	Three Months Ended
(In thousands, except percentages)	July 2, 2022	July 3, 2021	Increase	Percentage Change
Revenue	$302,440	$274,213	$28,227	10.3%
Operating income	76,278	67,339	8,939	13.3
Operating income as a % of revenue	25.2%	24.6%

IDP revenue increased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to higher demand for our defense, base station and power management products.

IDP operating income increased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to higher revenue, partially offset by unfavorable changes in gross margin and increased operating expenses. Gross margin was unfavorable primarily due to higher manufacturing costs, partially offset by average selling price expansion and lower inventory adjustments. Operating expenses increased primarily due to additional headcount associated with our biotechnology testing solutions and power device solutions.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income to the consolidated operating income for the three months ended July 2, 2022 and July 3, 2021.

INTEREST, OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Interest expense	$(17,252)	$(15,279)
Other (expense) income, net	(5,062)	16,791
Income tax expense	(10,661)	(12,988)

Interest expense
During the three months ended July 2, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During the three months ended July 3, 2021, we recorded interest expense primarily related to our 2029 Notes and 2031 Notes. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other (expense) income, net
Other (expense) income includes our share of investments in limited partnerships' earnings and gains (losses) from our other investments. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense
During the three months ended July 2, 2022, we recorded income tax expense of $10.7 million, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of global intangible low tax income, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits and discrete tax items recorded during the period. The discrete tax benefit primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the period (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further information).

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of July 2, 2022, we had working capital of approximately $1,654.0 million, including $858.8 million in cash and cash equivalents, compared to working capital of approximately $1,774.7 million, including $972.6 million in cash and cash equivalents as of April 2, 2022.

Our $858.8 million of total cash and cash equivalents as of July 2, 2022, includes approximately $666.5 million held by our foreign subsidiaries, of which $511.3 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the three months ended July 2, 2022, we repurchased approximately 3.3 million shares of our common stock for approximately $350.0 million (including transaction costs) under our share repurchase program. As of July 2, 2022, approximately $511.7 million remains available for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $273.0 million and $341.6 million for the three months ended July 2, 2022 and July 3, 2021, respectively. This decrease in cash provided by operating activities was primarily due to decreased profitability and the associated negative working capital impact resulting from lower demand for 5G handsets in China and EMEA.

Cash Flows from Investing Activities
Net cash used in investing activities was $38.9 million and $228.0 million for the three months ended July 2, 2022 and July 3, 2021, respectively. There were no acquisitions during the three months ended July 2, 2022, and we acquired NextInput, Inc. during the three months ended July 3, 2021. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $345.9 million and $311.4 million for the three months ended July 2, 2022 and July 3, 2021, respectively, primarily due to our stock repurchases. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated our previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million and included a senior term loan of $200.0 million (collectively the "Credit Facility") which was fully repaid in fiscal 2022. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

During the three months ended July 2, 2022, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of July 2, 2022, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. Interest on the 2024 Notes is payable on June 15 and December 15 of each year at a rate of 1.750% per annum. The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

For additional information regarding our long-term debt, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of July 2, 2022, we had capital commitments of approximately $120.7 million primarily for expanding capability to support new products, equipment and facility upgrades, cost savings initiatives and increasing manufacturing capacity.

Purchase Obligations Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our revenue grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that any additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

Summarized Balance Sheets (in thousands)	July 2, 2022	April 2, 2022
ASSETS
Current assets (1)	$839,210	$771,528
Non-current assets	$2,579,990	$2,624,454

LIABILITIES
Current liabilities	$262,281	$241,674
Long-term liabilities (2)	$2,685,654	$2,634,501
(1) Includes net amounts due from Non-Guarantor subsidiaries of $315.0 million and $286.8 million as of July 2, 2022 and April 2, 2022, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $447.1 million and $433.5 million as of July 2, 2022 and April 2, 2022, respectively.

Summarized Statement of Income	Three Months Ended
(in thousands)	July 2, 2022
Revenue	$295,559
Gross loss	$(21,109)
Net loss	$(98,601)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and the Interim Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and to accumulate and communicate such information to management, including the Company’s CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

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

For example, amidst ongoing industry-wide supply constraints, we entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. Under the agreement we are required to purchase, and the supplier is required to supply, a certain number of wafers for calendar years 2022 through 2025. In connection with this agreement, we paid a refundable deposit and if the quarterly purchase commitments per the agreement are not met, under certain circumstances the supplier may deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

During fiscal 2023, we experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, we did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. The purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million in the first quarter of fiscal 2023. We also performed an analysis of the inventory purchased under the agreement and recorded additional reserves of approximately $11.0 million for inventory in excess of management's demand forecasts. Additionally, we assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million, of which $8.0 million is recorded in "Other current liabilities" and $78.0 million is recorded in "Other long-term liabilities" in accordance with Accounting Standards Codification 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023.

In performing this assessment, we considered Company-specific forecasts, legal obligations, macroeconomic factors and market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods, which would have a negative impact on our gross margin and other operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 3, 2022 to April 30, 2022	340	$115.93	340	$ 822.3 million
May 1, 2022 to May 28, 2022	1,320	105.08	1,320	683.7 million
May 29, 2022 to July 2, 2022	1,635	105.15	1,635	511.7 million
Total	3,295	$106.23	3,295	$ 511.7 million

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

ITEM 6. EXHIBITS.

10.1
LIBOR Transition Amendment, dated April 6, 2022, to Amended and Restated Credit Agreement, by and among Qorvo, Inc., as the Borrower, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with SEC on May 20, 2022)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 4, 2022	/s/ Grant A. Brown
Grant A. Brown
Vice President of Treasury and Interim Chief Financial Officer