Form 10-Q
period 2022-10-01
Qorvo, Inc.
filed 2022-11-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022
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

As of October 27, 2022, there were 101,389,473 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 1, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$911,570	$972,592
Accounts receivable, net of allowance of $437 and $402 as of October 1, 2022 and April 2, 2022, respectively	645,125	568,850
Inventories	840,850	755,748
Prepaid expenses	47,901	49,839
Other receivables	23,784	32,151
Other current assets	52,054	70,685
Total current assets	2,521,284	2,449,865
Property and equipment, net of accumulated depreciation of $1,820,091 and $1,734,608 as of October 1, 2022 and April 2, 2022, respectively	1,222,924	1,253,591
Goodwill	2,757,124	2,775,634
Intangible assets, net	585,860	674,786
Long-term investments	29,452	31,086
Other non-current assets	258,088	324,110
Total assets	$7,374,732	$7,509,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,247	$327,915
Accrued liabilities	298,882	240,186
Other current liabilities	142,998	107,026
Total current liabilities	764,127	675,127
Long-term debt	2,047,398	2,047,098
Other long-term liabilities	241,067	233,629
Total liabilities	3,052,592	2,955,854
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 102,061 and 106,303 shares issued and outstanding at October 1, 2022 and April 2, 2022, respectively	3,915,969	4,035,849
Accumulated other comprehensive (loss) income	(41,776)	5,232
Retained earnings	447,947	512,137
Total stockholders’ equity	4,322,140	4,553,218
Total liabilities and stockholders’ equity	$7,374,732	$7,509,072
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$1,158,057	$1,255,248	$2,193,415	$2,365,599
Cost of goods sold	619,130	633,695	1,279,238	1,197,863
Gross profit	538,927	621,553	914,177	1,167,736
Operating expenses:
Research and development	168,164	158,377	336,732	310,456
Selling, general and administrative	97,752	93,489	199,567	183,788
Other operating expense	11,449	7,327	14,457	14,030
Total operating expenses	277,365	259,193	550,756	508,274
Operating income	261,562	362,360	363,421	659,462
Interest expense	(16,904)	(15,327)	(34,156)	(30,606)
Other income (expense), net	2,214	4,754	(2,848)	21,545

Income before income taxes	246,872	351,787	326,417	650,401

Income tax expense	(58,257)	(32,598)	(68,918)	(45,586)
Net income	$188,615	$319,189	$257,499	$604,815

Net income per share:
Basic	$1.83	$2.87	$2.48	$5.43
Diluted	$1.82	$2.84	$2.46	$5.35

Weighted average shares of common stock outstanding:
Basic	102,927	111,035	103,991	111,476
Diluted	103,674	112,411	104,817	113,088

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$188,615	$319,189	$257,499	$604,815
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(23,811)	(9,517)	(47,026)	(6,279)
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	9	30	18	61
Other comprehensive loss	(23,802)	(9,487)	(47,008)	(6,218)
Total comprehensive income	$164,813	$309,702	$210,491	$598,597

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, July 2, 2022	103,340	$3,962,499	$(17,974)	$356,080	$4,300,605
Net income	—	—	—	188,615	188,615
Other comprehensive loss	—	—	(23,802)	—	(23,802)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	372	(16,993)	—	—	(16,993)
Repurchase of common stock, including transaction costs	(1,651)	(63,309)	—	(96,748)	(160,057)
Stock-based compensation	—	33,772	—	—	33,772
Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140

Balance, July 3, 2021	111,210	$4,210,914	$32,918	$404,562	$4,648,394
Net income	—	—	—	319,189	319,189
Other comprehensive loss	—	—	(9,487)	—	(9,487)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	459	(36,104)	—	—	(36,104)
Repurchase of common stock, including transaction costs	(1,208)	(45,758)	—	(177,598)	(223,356)
Stock-based compensation	—	29,118	—	—	29,118
Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	257,499	257,499
Other comprehensive loss	—	—	(47,008)	—	(47,008)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	509	(21,181)	—	—	(21,181)
Issuance of common stock in connection with employee stock purchase plan	195	18,893	—	—	18,893
Repurchase of common stock, including transaction costs	(4,946)	(188,410)	—	(321,689)	(510,099)
Stock-based compensation	—	70,818	—	—	70,818
Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140

Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	604,815	604,815
Other comprehensive loss	—	—	(6,218)	—	(6,218)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	642	(49,452)	—	—	(49,452)
Issuance of common stock in connection with employee stock purchase plan	165	17,794	—	—	17,794
Repurchase of common stock, including transaction costs	(2,903)	(109,675)	—	(413,698)	(523,373)
Stock-based compensation	—	54,763	—	—	54,763
Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$257,499	$604,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,882	105,205
Intangible assets amortization	66,539	74,022
Deferred income taxes	(16,693)	(2,230)
Stock-based compensation expense	67,203	53,929
Other, net	58,804	(6,867)
Changes in operating assets and liabilities:
Accounts receivable, net	(75,728)	(203,321)
Inventories	(81,716)	(87,137)
Prepaid expenses and other assets	30,503	(157,063)
Accounts payable and accrued liabilities	65,012	242,632
Income taxes payable and receivable	3,518	(16,455)
Other liabilities	61,601	(21,132)
Net cash provided by operating activities	540,424	586,398
Cash flows from investing activities:
Purchase of property and equipment	(90,454)	(112,560)
Purchase of businesses, net of cash acquired	(95)	(166,818)
Other investing activities	6,267	11,781
Net cash used in investing activities	(84,282)	(267,597)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(510,099)	(523,373)
Proceeds from the issuance of common stock	19,541	20,435
Tax withholding paid on behalf of employees for restricted stock units	(22,020)	(51,334)
Other financing activities	(379)	(8,490)
Net cash used in financing activities	(512,957)	(562,762)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,237)	(1,087)
Net decrease in cash, cash equivalents and restricted cash	(61,052)	(245,048)
Cash, cash equivalents and restricted cash at the beginning of the period	972,805	1,398,309
Cash, cash equivalents and restricted cash at the end of the period	$911,753	$1,153,261

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$911,570	$1,153,172
Restricted cash included in "Other current assets" and "Other non-current assets"	183	89
Total cash, cash equivalents and restricted cash	$911,753	$1,153,261

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$26,658	$54,507

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align similar technologies and applications with customers and end markets. The Company is now managing its business and reporting its financial results in three reportable segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

Certain items in the fiscal 2022 financial statements (including prior period segment results) have been reclassified to conform with the fiscal 2023 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal years 2023 and 2022 are 52-week years.

2. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	October 1, 2022	April 2, 2022
Raw materials	$273,074	$236,095
Work in process	396,015	357,332
Finished goods	171,761	162,321
Total inventories	$840,850	$755,748

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

The purchase price was comprised of cash consideration of $227.2 million and contingent consideration of up to $31.3 million which is expected to be paid to the sellers (in the first quarter of fiscal 2024) if certain revenue and gross margin targets are achieved over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration liability was $9.5 million as of the acquisition date. At April 2, 2022, the contingent consideration liability was remeasured to a fair value of $17.6 million and is included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. At October 1, 2022, the contingent consideration liability was remeasured to a fair value of $28.3 million and is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet with the increase in fair

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
value recognized in "Other operating expense" in the Condensed Consolidated Statement of Income. Refer to Note 5 for further information related to the fair value measurement.

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

4. GOODWILL AND INTANGIBLE ASSETS

During the second quarter of fiscal 2023, the Company updated its organizational structure (see Note 1).
The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 2, 2022 (1)	$501,899	$539,875	$1,733,860	$2,775,634
NextInput measurement period adjustments	—	572	—	572
United SiC measurement period adjustments	95	—	—	95
Effect of changes in foreign currency exchange rates	—	(19,177)	—	(19,177)
Balance as of October 1, 2022 (1)	$501,994	$521,270	$1,733,860	$2,757,124
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $669.6 million, which were recognized in fiscal years 2009, 2013, 2014 and 2022.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	October 1, 2022		April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$844,432	$315,968	$1,026,690	$420,255
Customer relationships	103,616	56,835	104,778	47,208
Technology licenses	968	304	2,641	2,169
Trade names	818	469	1,933	1,358
In-process research and development	9,602	N/A	9,734	N/A
Total (1)	$959,436	$373,576	$1,145,776	$470,990
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

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments, as of October 1, 2022 and April 2, 2022, were $25.5 million and $27.1 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three and six months ended October 1, 2022, the Company recorded a gain of $1.2 million and $0.4 million, respectively, based on its share of the limited partnerships' earnings. During the three and six months ended October 2, 2021, the Company recorded income of $1.5

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
million and $16.0 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in "Other income (expense), net" in the Condensed Consolidated Statements of Income. No cash distributions were received during the three months ended October 1, 2022 and $2.0 million of cash distributions were received during the six months ended October 1, 2022. During the three and six months ended October 2, 2021, the Company received cash distributions of $9.6 million and $13.5 million, respectively, from these equity method investments. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments

The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2022
Marketable equity securities	$2,116	$2,116	$—	$—
Invested funds in deferred compensation plan (1)	34,068	34,068	—	—
Contingent earn-out liability (2)	(28,325)	—	—	(28,325)

April 2, 2022
Marketable equity securities	$2,906	$2,906	$—	$—
Invested funds in deferred compensation plan (1)	39,356	39,356	—	—
Contingent earn-out liability (2)	(17,600)	—	—	(17,600)
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

6. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	October 1, 2022	April 2, 2022
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,975	2,581
Unamortized premium, discount and issuance costs, net	(4,006)	(4,692)
Less current portion of long-term debt	(571)	(791)
Total long-term debt	$2,047,398	$2,047,098

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

During the three and six months ended October 1, 2022, there were no borrowings under the Revolving Facility.

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

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid no interest on the 2024 Notes during the three months ended October 1, 2022, and paid interest of $4.4 million during the six months ended October 1, 2022.

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

The Initial 2029 Notes were issued pursuant to an indenture, dated as of September 30, 2019, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee, and the Additional 2029 Notes were issued pursuant to supplemental indentures, dated as of December 20, 2019, and June 11, 2020 (such indenture and supplemental indentures, collectively, the "2019 Indenture"). The 2019 Indenture contains substantially the same customary events of default and negative covenants as the 2021 Indenture.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid no interest on the 2029 Notes during the three months ended October 1, 2022 and October 2, 2021, and paid interest of $18.6 million during both the six months ended October 1, 2022 and October 2, 2021.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during the three and six months ended October 1, 2022 and October 2, 2021.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of October 1, 2022 was $458.1 million, $738.8 million and $524.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 2, 2022 was $476.9 million, $852.6 million and $638.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and six months ended October 1, 2022, the Company recognized total interest expense of $17.9 million and $36.1 million, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $1.0 million and $2.0 million, respectively. During the three and six months ended October 2, 2021, the Company recognized total interest expense of $16.2 million and $32.5 million, respectively, primarily related to the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.9 million and $1.9 million, respectively.

7. STOCK REPURCHASES

On May 5, 2021, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included approximately $236.9 million authorized under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

During the three and six months ended October 1, 2022, the Company repurchased approximately 1.7 million and 4.9 million shares of its common stock for approximately $160.1 million and $510.1 million, respectively (including transaction costs) under the share repurchase program. As of October 1, 2022, approximately $351.6 million remains available for repurchases under the share repurchase program.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

Amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter of fiscal 2022. Under this agreement, the Company was required to purchase, and the foundry supplier was required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. In connection with this agreement, the Company paid a refundable deposit (which was recorded in "Other non-current assets" in the Condensed Consolidated Balance Sheets), and if the purchase commitments per the agreement were not met, under certain circumstances the supplier could deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

During fiscal 2023, the Company has experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, the Company did not meet the minimum purchase commitments under this long-term capacity reservation agreement.

In the first quarter of fiscal 2023, the purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million and additional reserves of approximately $11.0 million for inventory in excess of demand forecasts were recorded. Additionally, the Company assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million, of which $8.0 million was recorded in "Other current liabilities" and $78.0 million was recorded in "Other long-term liabilities" in accordance with Accounting Standards Codification ("ASC") 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023.

In October 2022, the Company renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026. The Company believes that the amended agreement more closely aligns the contractual purchase commitments with forecasted demand. As a result of the amended agreement, in the second quarter of fiscal 2023, the Company recorded an impairment to the prepaid refundable deposit of approximately $38.0 million and additional reserves of approximately $5.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded, by $43.0 million. Therefore, the amended agreement did not impact the income statement in the second quarter of fiscal 2023.

In performing this assessment, the Company considered Company-specific forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods.

As of October 1, 2022, the Company estimates that, under the current terms of the capacity reservation agreement, it is obligated to purchase a total of approximately $800.0 million of wafers through calendar year 2026.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$615,007	$560,992	$1,011,038	$880,173
China	221,737	418,263	505,213	954,200
Other Asia	126,360	119,488	318,688	228,766
Taiwan	130,463	92,067	221,635	177,281
Europe	64,490	64,438	136,841	125,179
Total revenue	$1,158,057	$1,255,248	$2,193,415	$2,365,599

The Company also disaggregates revenue by operating segments (refer to Note 10).

10. OPERATING SEGMENT INFORMATION

In the second quarter of fiscal 2023, the Company updated its organizational structure from two operating segments (Mobile Products and Infrastructure and Defense Products) to three operating segments (High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG")), in order to more closely align similar technologies and applications with customers and end markets. The Company manages its three operating segments, which are also its reportable segments, based on the end markets and applications they support. The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. All prior-period segment data has been retrospectively adjusted to reflect these three operating segments.

HPA is a leading global supplier of RF and power management solutions for infrastructure, defense and aerospace, automotive power and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear drivers, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

CSG is a leading global supplier of connectivity and sensor components and systems featuring multiple technologies including UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular IoT and MEMS-/BAW-based sensors. CSG combines the connectivity and sensors businesses formerly split between Mobile Products and Infrastructure and Defense Products. CSG’s markets include smart home, automotive connectivity, industrial automation, smartphones, wearables, gaming and other high-growth IoT connectivity and healthcare markets.

ACG is a leading global supplier of cellular RF solutions for a variety of devices, primarily smartphones, wearables, laptops and tablets. ACG leverages world-class technology, systems-level expertise and product portfolio breadth to deliver high performance cellular products to the world's leading smartphone and consumer electronics companies. It is a highly diversified supplier of custom and open market cellular solutions, with broad reach across iOS and Android original equipment manufacturers.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, acquisition and integration related costs, charges associated with a long-term capacity reservation agreement, restructuring related charges, gain (loss) on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from equity investments, interest expense, other (expense) income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue:
HPA	$228,132	$155,206	$439,083	$314,966
CSG	143,329	177,529	295,644	367,612
ACG	786,596	922,513	1,458,688	1,683,021
Total revenue	$1,158,057	$1,255,248	$2,193,415	$2,365,599
Operating income (loss):
HPA	$80,512	$36,681	$151,266	$84,002
CSG	(10,019)	22,950	1,219	56,178
ACG	267,204	375,787	469,577	662,267
All other	(76,135)	(73,058)	(258,641)	(142,985)
Operating income	261,562	362,360	363,421	659,462
Interest expense	(16,904)	(15,327)	(34,156)	(30,606)
Other income (expense), net	2,214	4,754	(2,848)	21,545
Income before income taxes	$246,872	$351,787	$326,417	$650,401

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reconciliation of "All other" category:
Stock-based compensation expense	$(31,789)	$(28,691)	$(67,203)	$(53,929)
Amortization of intangible assets	(32,787)	(36,577)	(66,439)	(73,800)
Acquisition and integration related costs	(8,642)	(6,040)	(14,950)	(10,033)
Charges associated with a long-term capacity reservation agreement (1)	—	—	(110,000)	—
Other	(2,917)	(1,750)	(49)	(5,223)
Loss from operations for "All other"	$(76,135)	$(73,058)	$(258,641)	$(142,985)
(1) Refer to Note 8 for additional information.

11. INCOME TAXES

The Company’s income tax expense was $58.3 million and $68.9 million for the three and six months ended October 1, 2022, respectively, and $32.6 million and $45.6 million, for the three and six months ended October 2, 2021, respectively. The Company’s effective tax rate was 23.6% and 21.1% for the three and six months ended October 1, 2022, respectively, and 9.3% and 7.0% for the three and six months ended October 2, 2021, respectively.

The Company's effective tax rate for the three and six months ended October 1, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI"), domestic tax credits generated and discrete tax items recorded during the period. A discrete tax expense of $6.7 million and a discrete tax benefit of $12.6 million was recorded for the three and six months ended October 1, 2022. The discrete tax expense for the three months ended October 1, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the six months ended October 1, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement (refer to Note 8 for further information).

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company's effective tax rate for the three and six months ended October 2, 2021 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the period. A discrete tax benefit of $10.3 million and $30.5 million was recorded during the three and six months ended October 2, 2021, respectively. The discrete tax benefits for the three and six months ended October 2, 2021 primarily related to stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete tax charge associated with the intercompany restructuring of the NextInput intellectual property. The discrete tax benefit for the six months ended October 2, 2021, was also due in part to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations.

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$188,615	$319,189	$257,499	$604,815
Denominator:
Denominator for basic net income per share — weighted average shares	102,927	111,035	103,991	111,476
Effect of dilutive securities:
Stock-based awards	747	1,376	826	1,612
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	103,674	112,411	104,817	113,088
Basic net income per share	$1.83	$2.87	$2.48	$5.43
Diluted net income per share	$1.82	$2.84	$2.46	$5.35

In the computation of diluted net income per share for the three and six months ended October 1, 2022, approximately 1.0 million and 0.7 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of the Company's outstanding stock-based awards was excluded from the computation of diluted net income per share for the three and six months ended October 2, 2021.

13. SUBSEQUENT EVENT

On November 2, 2022, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which includes the remaining authorized dollar amount under the prior program which was terminated concurrent with the new authorization. Under this new program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; continued volatility and uncertainty in customer demand, worldwide economies and financial markets resulting from the impact of the COVID-19 pandemic, conflict in Ukraine or other macroeconomic factors; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, including under long-term supply agreements, due to timing of customers' forecasts; our inability to effectively manage or maintain evolving relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; changes in the favorable tax status of certain of our subsidiaries; enactment of international or domestic tax legislation, or changes in regulatory guidance; risks associated with environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022 and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

During the second quarter of fiscal 2023, we updated our organizational structure to more closely align similar technologies and applications with customers and end markets. We now manage our business and report our financial results in three reportable segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

HPA is a leading global supplier of RF and power management solutions for infrastructure, defense and aerospace, automotive power and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear drivers, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

CSG is a leading global supplier of connectivity and sensor components and systems featuring multiple technologies including UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular IoT and MEMS-/BAW-based sensors. CSG combines the connectivity and sensors businesses formerly split between Mobile Products and Infrastructure and Defense Products. CSG’s markets include smart home, automotive connectivity, industrial automation, smartphones, wearables, gaming and other high-growth IoT connectivity and healthcare markets.

ACG is a leading global supplier of cellular RF solutions for a variety of devices, including smartphones, wearables, laptops and tablets. ACG leverages world-class technology, systems-level expertise and product portfolio breadth to deliver high performance cellular products to the world's leading smartphone and consumer electronics companies. It is a highly diversified supplier of custom and open market cellular solutions, with broad reach across iOS and Android original equipment manufacturers.

These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating and reportable segment primarily based on operating income. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of October 1, 2022.

As previously disclosed in our Annual Report on Form 10-K, filed on May 20, 2022, the COVID-19 pandemic has impacted the semiconductor industry supply chain causing uncertainty in customer demand, worldwide economies and financial markets. During fiscal 2023, we have experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, we did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. In the first quarter of fiscal 2023, the purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million and additional reserves of approximately $11.0 million for inventory in excess of demand forecasts were recorded. Additionally, we assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million in accordance with Accounting Standards Codification 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023. In October 2022, we renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026. We believe that the amended agreement more closely aligns the contractual purchase commitments with our forecasted demand. As a result of the amended agreement, in the second quarter of fiscal 2023, we recorded an impairment to the prepaid refundable deposit of approximately $38.0 million and additional reserves of approximately $5.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded, by $43.0 million. Therefore, the amended agreement did not impact the income statement in the second quarter of fiscal 2023. In performing this assessment, we considered Company-specific forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods.

SECOND QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

•Revenue for the second quarter of fiscal 2023 decreased 7.7% as compared to the second quarter of fiscal 2022, driven primarily by lower demand for 5G handsets in China and EMEA and a decrease in end market demand for Wi-Fi and cellular IoT components. These decreases were partially offset by content gains in mass-tier handsets as well as higher demand for our defense, base station and silicon carbide based power management products.

•Gross margin for the second quarter of fiscal 2023 decreased to 46.5% as compared to 49.5% for the second quarter of fiscal 2022, primarily due to lower factory utilization and unfavorable inventory charges resulting from demand fluctuations and a quality defect from a third-party supplier. These decreases to gross margin were partially offset by favorable changes in product mix.

•Operating income was $261.6 million for the second quarter of fiscal 2023 as compared to $362.4 million for the second quarter of fiscal 2022. This decrease was primarily due to lower revenue, lower gross margin, and higher operating expenses.

•Net income per diluted share was $1.82 for the second quarter of fiscal 2023 as compared to $2.84 for the second quarter of fiscal 2022.

•Capital expenditures were $47.0 million for the second quarter of fiscal 2023 as compared to $47.3 million for the second quarter of fiscal 2022.

•During the second quarter of fiscal 2023, we repurchased approximately 1.7 million shares of our common stock for approximately $160.1 million.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,158,057	100.0%	$1,255,248	100.0%	$(97,191)	(7.7)%
Cost of goods sold	619,130	53.5	633,695	50.5	(14,565)	(2.3)
Gross profit	538,927	46.5	621,553	49.5	(82,626)	(13.3)
Research and development	168,164	14.5	158,377	12.6	9,787	6.2
Selling, general and administrative	97,752	8.4	93,489	7.4	4,263	4.6
Other operating expense	11,449	1.0	7,327	0.6	4,122	56.3
Operating income	$261,562	22.6%	$362,360	28.9%	$(100,798)	(27.8)%

	Six Months Ended
	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,193,415	100.0%	$2,365,599	100.0%	$(172,184)	(7.3)%
Cost of goods sold	1,279,238	58.3	1,197,863	50.6	81,375	6.8
Gross profit	914,177	41.7	1,167,736	49.4	(253,559)	(21.7)
Research and development	336,732	15.4	310,456	13.1	26,276	8.5
Selling, general and administrative	199,567	9.1	183,788	7.8	15,779	8.6
Other operating expense	14,457	0.6	14,030	0.6	427	3.0
Operating income	$363,421	16.6%	$659,462	27.9%	$(296,041)	(44.9)%

Revenue decreased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to lower demand for 5G handsets in China and EMEA and customer product mix shifts resulting from ongoing global macroeconomic challenges including the COVID-19 pandemic, the conflict in Ukraine, supply chain disruptions and the negative impact of high inflation on consumer spending. Also contributing to our lower revenue was a decrease in end market demand for Wi-Fi and cellular IoT components. These decreases were partially offset by content gains in mass-tier handsets as well as higher demand for our defense, base station and silicon carbide based power management products.

Gross margin decreased for the three months ended October 1, 2022, compared to the three months ended October 2, 2021, primarily due to lower factory utilization and unfavorable inventory charges resulting from demand fluctuations and a quality defect from a third-party supplier. These decreases to gross margin were partially offset by favorable changes in product mix. Gross margin decreased for the six months ended October 1, 2022, compared to the six months ended October 2, 2021, primarily due to charges recorded in the first quarter of fiscal 2023 associated with a long-term capacity reservation agreement, lower factory utilization and unfavorable inventory charges (resulting from demand fluctuations and a quality defect from a third-party supplier), partially offset by favorable changes in product mix.

Operating expenses increased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to additional headcount and higher design and development costs associated with our power management solutions and our 5G related technologies and products. Travel expenses also increased during the three and six months ended October 1, 2022, as travel restrictions and Company policies originally implemented in response to the COVID-19 pandemic have eased.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Increase	Percentage Change
Revenue	$228,132	$155,206	$72,926	47.0%
Operating income	80,512	36,681	43,831	119.5
Operating income as a % of revenue	35.3%	23.6%

	Six Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Increase	Percentage Change
Revenue	$439,083	$314,966	$124,117	39.4%
Operating income	151,266	84,002	67,264	80.1
Operating income as a % of revenue	34.5%	26.7%

HPA revenue increased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to higher demand for our defense, base station and silicon carbide based power management products.

HPA operating income increased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to the effects of increased revenue, productivity and lower inventory charges.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Decrease	Percentage Change
Revenue	$143,329	$177,529	$(34,200)	(19.3)%
Operating (loss) income	(10,019)	22,950	(32,969)	(143.7)
Operating (loss) income as a % of revenue	(7.0)%	12.9%

	Six Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Decrease	Percentage Change
Revenue	$295,644	$367,612	$(71,968)	(19.6)%
Operating income	1,219	56,178	(54,959)	(97.8)
Operating income as a % of revenue	0.4%	15.3%

CSG revenue decreased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to a decrease in end market demand for Wi-Fi and cellular IoT components.

CSG operating income decreased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to the effects of decreased revenue, including higher unit costs on lower volume and higher inventory charges, as well as unfavorable changes in product mix.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Decrease	Percentage Change
Revenue	$786,596	$922,513	$(135,917)	(14.7)%
Operating income	267,204	375,787	(108,583)	(28.9)
Operating income as a % of revenue	34.0%	40.7%

	Six Months Ended
(In thousands, except percentages)	October 1, 2022	October 2, 2021	Decrease	Percentage Change
Revenue	$1,458,688	$1,683,021	$(224,333)	(13.3)%
Operating income	469,577	662,267	(192,690)	(29.1)
Operating income as a % of revenue	32.2%	39.3%

ACG revenue decreased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to lower demand for 5G handsets in China and EMEA and customer product mix shifts resulting from ongoing global macroeconomic challenges including the COVID-19 pandemic, the conflict in Ukraine, supply chain disruptions and the negative impact of high inflation on consumer spending. These decreases were partially offset by content gains in mass-tier handsets.

ACG operating income decreased for the three and six months ended October 1, 2022, compared to the three and six months ended October 2, 2021, primarily due to the effects of decreased revenue, including lower factory utilization and unfavorable inventory charges (resulting from demand fluctuations and a quality defect from a third-party supplier) as well as average selling price erosion. These decreases to operating income were partially offset by favorable changes in product mix. Operating expenses increased primarily due to higher design and development costs associated with our 5G related technologies and products.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income to the consolidated operating income for the three and six months ended October 1, 2022 and October 2, 2021.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest expense	$(16,904)	$(15,327)	$(34,156)	$(30,606)
Other income (expense), net	2,214	4,754	(2,848)	21,545
Income tax expense	(58,257)	(32,598)	(68,918)	(45,586)

Interest expense
During the three and six months ended October 1, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During the three and six months ended October 2, 2021, we recorded interest expense primarily related to our 2029 Notes and our 2031 Notes. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income (expense), net
Other income (expense) includes our share of investments in limited partnerships' earnings and gains (losses) from our other investments. Refer to Notes 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense
During the three and six months ended October 1, 2022, we recorded income tax expense of $58.3 million and $68.9 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of global intangible low tax income, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits and discrete tax items recorded during the period. The discrete tax expense for the three months ended October 1, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the six months ended October 1, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further information).

During the three and six months ended October 2, 2021, we recorded income tax expense of $32.6 million and $45.6 million, respectively, comprised primarily of tax expense related to domestic and international operations generating pre-tax book income, partially offset by tax benefits related to international operations generating pre-tax book losses, domestic tax credits and discrete tax items recorded during the period. The discrete tax benefit for the three and six months ended October 2, 2021 was primarily related to stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete tax charge associated with the intercompany restructuring of the NextInput, Inc. intellectual property. The discrete tax benefit for the six months ended October 2, 2021 was also due in part to the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of October 1, 2022, we had working capital of approximately $1,757.2 million, including $911.6 million in cash and cash equivalents, compared to working capital of approximately $1,774.7 million, including $972.6 million in cash and cash equivalents as of April 2, 2022.

Our $911.6 million of total cash and cash equivalents as of October 1, 2022, includes approximately $776.5 million held by our foreign subsidiaries, of which $601.9 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the six months ended October 1, 2022, we repurchased approximately 4.9 million shares of our common stock for approximately $510.1 million (including transaction costs) under our share repurchase program. As of October 1, 2022, approximately $351.6 million remains available for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $540.4 million and $586.4 million for the six months ended October 1, 2022 and October 2, 2021, respectively. This decrease in cash provided by operating activities was primarily due to decreased profitability and the associated negative working capital impact resulting from lower demand for 5G handsets in China and EMEA.

Cash Flows from Investing Activities
Net cash used in investing activities was $84.3 million and $267.6 million for the six months ended October 1, 2022 and October 2, 2021, respectively. There were no acquisitions during the six months ended October 1, 2022, and we acquired NextInput, Inc. during the six months ended October 2, 2021. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $513.0 million and $562.8 million for the six months ended October 1, 2022 and October 2, 2021, respectively, primarily due to our stock repurchases and cash transactions related to equity. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

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

During the six months ended October 1, 2022, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of October 1, 2022, we were in compliance with these covenants.

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

Capital Commitments As of October 1, 2022, we had capital commitments of approximately $105.0 million primarily for expanding capability to support new products, equipment and facility upgrades, cost savings initiatives and increasing manufacturing capacity.

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

Summarized Balance Sheets (in thousands)	October 1, 2022	April 2, 2022
ASSETS
Current assets (1)	$888,727	$771,528
Non-current assets	$2,528,558	$2,624,454

LIABILITIES
Current liabilities	$277,701	$241,674
Long-term liabilities (2)	$2,697,604	$2,634,501
(1) Includes net amounts due from Non-Guarantor subsidiaries of $384.9 million and $286.8 million as of October 1, 2022 and April 2, 2022, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $475.4 million and $433.5 million as of October 1, 2022 and April 2, 2022, respectively.

Summarized Statement of Income	Six Months Ended
(in thousands)	October 1, 2022
Revenue	$549,694
Gross profit	$33,107
Net loss	$(147,021)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and to accumulate and communicate such information to management, including the Company’s CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, amidst ongoing industry-wide supply constraints, we entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter ended October 2, 2021. Under the agreement we were required to purchase, and the supplier was required to supply, a certain number of wafers for calendar years 2022 through 2025. In connection with this agreement, we paid a refundable deposit and if the purchase commitments per the agreement were not met, under certain circumstances the supplier could deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

During fiscal 2023, we have experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, we did not meet the minimum purchase commitments under this agreement, which resulted in the recognition of purchase shortfalls and an increase to our cost of goods sold in the first quarter of fiscal 2023.

In October 2022, we renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026. We believe that the amended agreement more closely aligns the contractual purchase commitments with our forecasted demand. To the extent that management’s assumptions pertaining to anticipated future demand are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods, which would have a negative impact on our gross margin and other operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 3, 2022 to July 30, 2022	152	$99.27	152	$496.6 million
July 31, 2022 to August 27, 2022	688	105.14	688	424.2 million
August 28, 2022 to October 1, 2022	811	89.54	811	351.6 million
Total	1,651	$96.94	1,651	$351.6 million

On May 5, 2021, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included approximately $236.9 million authorized under a prior program terminated concurrent with the authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions.

On November 2, 2022, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which includes the remaining authorized dollar amount under the prior program (described above) which was terminated concurrent with the new authorization. Under this new program, share repurchases will be made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

ITEM 6. EXHIBITS.

10.1	Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2022)

10.2	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan

10.3	Form of Restricted Stock Unit Agreement (Director Annual/Supplemental RSUs) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan

10.4	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan

22	List of Subsidiary Guarantors

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by Grant A. Brown, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Grant A. Brown, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 3, 2022	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer