Form 10-Q
period 2022-12-31
Qorvo, Inc.
filed 2023-02-02
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022
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

As of January 26, 2023, there were 99,889,210 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$918,758	$972,592
Accounts receivable, net of allowance of $405 and $402 as of December 31, 2022 and April 2, 2022, respectively	367,636	568,850
Inventories	857,277	755,748
Prepaid expenses	46,105	49,839
Other receivables	30,832	32,151
Other current assets	37,092	70,685
Total current assets	2,257,700	2,449,865
Property and equipment, net of accumulated depreciation of $1,846,373 and $1,734,608 as of December 31, 2022 and April 2, 2022, respectively	1,191,986	1,253,591
Goodwill	2,770,146	2,775,634
Intangible assets, net	567,375	674,786
Long-term investments	24,218	31,086
Other non-current assets	264,794	324,110
Total assets	$7,076,219	$7,509,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,111	$327,915
Accrued liabilities	239,013	240,186
Other current liabilities	149,466	107,026
Total current liabilities	613,590	675,127
Long-term debt	2,047,743	2,047,098
Other long-term liabilities	250,318	233,629
Total liabilities	2,911,651	2,955,854
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 100,021 and 106,303 shares issued and outstanding at December 31, 2022 and April 2, 2022, respectively	3,859,940	4,035,849
Accumulated other comprehensive (loss) income	(11,365)	5,232
Retained earnings	315,993	512,137
Total stockholders’ equity	4,164,568	4,553,218
Total liabilities and stockholders’ equity	$7,076,219	$7,509,072
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Revenue	$743,281	$1,113,957	$2,936,696	$3,479,556
Cost of goods sold	475,230	565,864	1,754,468	1,763,727
Gross profit	268,051	548,093	1,182,228	1,715,829
Operating expenses:
Research and development	149,472	154,435	486,204	464,891
Selling, general and administrative	76,269	82,003	275,836	265,791
Other operating expense	33,581	15,645	48,038	29,675
Total operating expenses	259,322	252,083	810,078	760,357
Operating income	8,729	296,010	372,150	955,472
Interest expense	(17,066)	(15,328)	(51,222)	(45,934)
Other income, net	5,562	2,532	2,714	24,077

(Loss) income before income taxes	(2,775)	283,214	323,642	933,615

Income tax expense	(13,156)	(66,951)	(82,074)	(112,537)
Net (loss) income	$(15,931)	$216,263	$241,568	$821,078

Net (loss) income per share:
Basic	$(0.16)	$1.97	$2.34	$7.40
Diluted	$(0.16)	$1.95	$2.33	$7.30

Weighted average shares of common stock outstanding:
Basic	100,943	109,687	103,039	110,966
Diluted	100,943	110,810	103,812	112,415

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net (loss) income	$(15,931)	$216,263	$241,568	$821,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	30,403	(8,488)	(16,623)	(14,767)
Reclassification adjustments, net of tax:
Foreign currency gain realized upon liquidation of subsidiary	—	(359)	—	(359)
Amortization of pension actuarial loss	8	29	26	90
Other comprehensive income (loss)	30,411	(8,818)	(16,597)	(15,036)
Total comprehensive income	$14,480	$207,445	$224,971	$806,042

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140
Net loss	—	—	—	(15,931)	(15,931)
Other comprehensive income	—	—	30,411	—	30,411
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	41	(321)	—	—	(321)
Issuance of common stock in connection with employee stock purchase plan	150	11,276	—	—	11,276
Repurchase of common stock, including transaction costs	(2,231)	(85,610)	—	(116,023)	(201,633)
Stock-based compensation	—	18,626	—	—	18,626
Balance, December 31, 2022	100,021	$3,859,940	$(11,365)	$315,993	$4,164,568

Balance, October 2, 2021	110,461	$4,158,170	$23,431	$546,153	$4,727,754
Net income	—	—	—	216,263	216,263
Other comprehensive loss	—	—	(8,818)	—	(8,818)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	41	(527)	—	—	(527)
Issuance of common stock in connection with employee stock purchase plan	108	15,503	—	—	15,503
Repurchase of common stock, including transaction costs	(1,942)	(73,092)	—	(228,928)	(302,020)
Stock-based compensation	—	19,044	—	—	19,044
Balance, January 1, 2022	108,668	$4,119,098	$14,613	$533,488	$4,667,199

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	241,568	241,568
Other comprehensive loss	—	—	(16,597)	—	(16,597)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	550	(21,502)	—	—	(21,502)
Issuance of common stock in connection with employee stock purchase plan	345	30,169	—	—	30,169
Repurchase of common stock, including transaction costs	(7,177)	(274,020)	—	(437,712)	(711,732)
Stock-based compensation	—	89,444	—	—	89,444
Balance, December 31, 2022	100,021	$3,859,940	$(11,365)	$315,993	$4,164,568

Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	821,078	821,078
Other comprehensive loss	—	—	(15,036)	—	(15,036)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	683	(49,979)	—	—	(49,979)
Issuance of common stock in connection with employee stock purchase plan	273	33,297	—	—	33,297
Repurchase of common stock, including transaction costs	(4,845)	(182,767)	—	(642,626)	(825,393)
Stock-based compensation	—	73,807	—	—	73,807
Balance, January 1, 2022	108,668	$4,119,098	$14,613	$533,488	$4,667,199

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$241,568	$821,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155,132	159,038
Intangible assets amortization	99,476	112,523
Deferred income taxes	(2,557)	37,566
Stock-based compensation expense	86,911	73,236
Other, net	95,459	6,703
Changes in operating assets and liabilities:
Accounts receivable, net	201,823	(170,511)
Inventories	(98,882)	(190,247)
Prepaid expenses and other assets	42,979	(145,643)
Accounts payable and accrued liabilities	(85,321)	42,797
Income taxes payable and receivable	(17,281)	(16,303)
Other liabilities	58,481	(26,874)
Net cash provided by operating activities	777,788	703,363
Cash flows from investing activities:
Purchase of property and equipment	(124,853)	(162,993)
Purchase of businesses, net of cash acquired	(95)	(389,192)
Other investing activities	7,590	9
Net cash used in investing activities	(117,358)	(552,176)
Cash flows from financing activities:
Payment of debt	—	(197,500)
Proceeds from debt issuances	—	499,070
Repurchase of common stock, including transaction costs	(711,732)	(825,393)
Proceeds from the issuance of common stock	20,828	26,653
Tax withholding paid on behalf of employees for restricted stock units	(22,687)	(52,265)
Other financing activities	(422)	(9,078)
Net cash used in financing activities	(714,013)	(558,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	(2,063)
Net decrease in cash, cash equivalents and restricted cash	(53,863)	(409,389)
Cash, cash equivalents and restricted cash at the beginning of the period	972,805	1,398,309
Cash, cash equivalents and restricted cash at the end of the period	$918,942	$988,920

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$918,758	$988,527
Restricted cash included in "Other current assets" and "Other non-current assets"	184	393
Total cash, cash equivalents and restricted cash	$918,942	$988,920

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$26,597	$42,055

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align similar technologies and applications with customers and end markets. The Company manages its business and reports its financial results in three reportable segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

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

2. INVENTORIES
The components of inventories, net of reserves, are as follows (in thousands):

	December 31, 2022	April 2, 2022
Raw materials	$318,288	$236,095
Work in process	350,122	357,332
Finished goods	188,867	162,321
Total inventories	$857,277	$755,748

3. BUSINESS ACQUISITIONS

United Silicon Carbide, Inc.

On October 19, 2021, the Company acquired all the outstanding equity interests of United Silicon Carbide, Inc. ("United SiC"), a leading manufacturer of silicon carbide ("SiC") power semiconductors, for a total purchase price of $236.7 million. The acquisition expanded the Company's offerings to include SiC power products for a range of applications, such as electric vehicles, battery charging, IT infrastructure, renewables and circuit protection.

The purchase price comprised cash consideration of $227.2 million and contingent consideration of up to $31.3 million which is expected to be paid to the sellers (in the first quarter of fiscal 2024) upon achieving certain revenue and gross margin targets over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration liability was $9.5 million as of the acquisition date. At April 2, 2022, the contingent consideration liability was remeasured to a fair value of $17.6 million and is included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. At December 31, 2022, the maximum contingent consideration of $31.3 million was earned and is included in "Other current liabilities" in the Condensed Consolidated Balance Sheet, with the increase in fair value recognized in "Other operating expense" in the Condensed Consolidated Statement of Operations. Refer to Note 5 for further information related to the fair value measurement.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

NextInput, Inc.

On April 5, 2021, the Company acquired all the outstanding equity interests of NextInput, Inc. ("NextInput"), a leader in microelectromechanical system ("MEMS")-based sensing solutions, for a total cash purchase price of $173.3 million. The acquisition expanded the Company's offerings of MEMS-based products for mobile applications, providing sensing solutions for a broad range of applications in other markets.

4. GOODWILL AND INTANGIBLE ASSETS

During the second quarter of fiscal 2023, the Company updated its organizational structure (see Note 1).

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 2, 2022 (1)	$501,899	$539,875	$1,733,860	$2,775,634
NextInput measurement period adjustments	—	572	—	572
United SiC measurement period adjustments	(297)	—	—	(297)
Effect of changes in foreign currency exchange rates	—	(5,763)	—	(5,763)
Balance as of December 31, 2022 (1)	$501,602	$534,684	$1,733,860	$2,770,146
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $669.6 million, which were recognized in fiscal years 2009, 2013, 2014 and 2022.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 31, 2022		April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$866,916	$352,141	$1,026,690	$420,255
Customer relationships	104,429	62,703	104,778	47,208
Technology licenses	1,411	405	2,641	2,169
Trade names	899	664	1,933	1,358
In-process research and development	9,633	N/A	9,734	N/A
Total (1)	$983,288	$415,913	$1,145,776	$470,990
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

5. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments, as of December 31, 2022 and April 2, 2022, were $20.2 million and $27.1 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three and nine months ended December 31, 2022, the Company recorded a loss of $5.0 million and $4.7 million, respectively, based on its share of the limited partnerships' earnings. During the three and nine months ended January 1, 2022, the Company recorded a loss of $2.4 million and income of $13.6 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in "Other income, net" in the Condensed Consolidated Statements of Operations. During the three and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
nine months ended December 31, 2022, the Company received cash distributions of $0.2 million and $2.2 million, respectively, from these limited partnerships. No cash distributions were received during the three months ended January 1, 2022 and $13.5 million of cash distributions were received during the nine months ended January 1, 2022. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

Fair Value of Financial Instruments

The fair value of the financial assets and liabilities measured on a recurring basis was determined using the following levels of inputs (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Marketable equity securities	$1,121	$1,121	$—	$—
Invested funds in deferred compensation plan (1)	37,687	37,687	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)

April 2, 2022
Marketable equity securities	$2,906	$2,906	$—	$—
Invested funds in deferred compensation plan (1)	39,356	39,356	—	—
Contingent earn-out liability (2)	(17,600)	—	—	(17,600)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) At December 31, 2022, the maximum contingent consideration was recorded related to the acquisition of United SiC (refer to Note 3). At April 2, 2022, the fair value of this liability was estimated using an option pricing model.

6. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31, 2022	April 2, 2022
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,839	2,581
Unamortized premium, discount and issuance costs, net	(3,645)	(4,692)
Less current portion of long-term debt	(451)	(791)
Total long-term debt	$2,047,743	$2,047,098
Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million, and included a senior term loan of $200.0 million (collectively, the "Credit Facility"), that was fully repaid in fiscal 2022.

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

During the three and nine months ended December 31, 2022, there were no borrowings under the Revolving Facility.

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

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid interest of $4.4 million and $8.8 million on the 2024 Notes during the three and nine months ended December 31, 2022, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during the three months ended December 31, 2022 and January 1, 2022, and paid interest of $37.2 million during the nine months ended December 31, 2022 and January 1, 2022.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid no interest on the 2031 Notes during the three months ended December 31, 2022 and January 1, 2022, and paid interest of $11.8 million during the nine months ended December 31, 2022 and January 1, 2022.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured quarterly at fair value for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of December 31, 2022 was $459.8 million, $777.8 million and $572.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 2, 2022 was $476.9 million, $852.6 million and $638.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and nine months ended December 31, 2022, the Company recognized total interest expense of $18.1 million and $54.2 million, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $1.0 million and $3.0 million, respectively. During the three and nine months ended January 1, 2022, the Company recognized total interest expense of $16.3 million and $48.7 million, respectively, primarily related to the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.9 million and $2.8 million, respectively.

7. STOCK REPURCHASES

On November 2, 2022, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

During the three and nine months ended December 31, 2022, the Company repurchased approximately 2.2 million and 7.2 million shares of its common stock for approximately $201.6 million and $711.7 million, respectively (including transaction costs) under the prior and current share repurchase programs. As of December 31, 2022, approximately $1,855.0 million remains available for repurchases under the current share repurchase program.

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

During fiscal 2023, the Company has experienced unexpectedly weakened demand for 5G handsets in China and EMEA primarily due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, the Company did not meet the minimum purchase commitments under this long-term capacity reservation agreement.

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

In October 2022, the Company renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026. The Company believes that the amended agreement more closely aligns the contractual purchase commitments with forecasted demand. As a result of the amended agreement, in the second quarter of fiscal 2023, the Company recorded an impairment to the prepaid refundable deposit of approximately $38.0 million and additional reserves of approximately $5.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded by $43.0 million. In the third quarter of fiscal 2023, the Company recorded an impairment to the prepaid refundable deposit of approximately $8.0 million and additional reserves of approximately $4.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded by $12.0 million. There was no impact to the statements of operations in the second or third quarters of fiscal 2023. There were no material changes to the Company's estimated future purchase obligations under the current terms of the capacity reservation agreement during the current quarter.

In performing these assessments, the Company considered Company-specific forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. REVENUE

The following table presents the Company's revenue disaggregated by geography, based on the location of the customers' headquarters (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
United States	$459,194	$569,494	$1,470,231	$1,449,667
China	124,799	273,582	630,012	1,227,782
Other Asia	72,002	136,089	390,690	364,855
Taiwan	53,072	76,432	274,707	253,713
Europe	34,214	58,360	171,056	183,539
Total revenue	$743,281	$1,113,957	$2,936,696	$3,479,556

The Company also disaggregates revenue by operating segments (refer to Note 11).

10. RESTRUCTURING

In fiscal 2023, the Company has taken actions to improve efficiencies in its operations and further align the organization with its strategic objectives.  The Company will continue to evaluate its operating footprint, cost structure and strategic opportunities.

The following table summarizes the charges resulting from the restructuring actions (in thousands):

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$3,600	$11,509	$15,109	$3,600	$13,433	$17,033
Asset impairment costs (1)	—	12,899	12,899	—	12,899	12,899
One-time employee termination benefits (2)	—	(623)	(623)	—	2,547	2,547
Total	$3,600	$23,785	$27,385	$3,600	$28,879	$32,479

(1) Relates to the adjustment of certain property and equipment to reflect its fair value.
(2) Includes reversal due to adjustment of previously accrued restructuring charges.

The following table summarizes the activity related to the Company's restructuring liabilities for the nine months ended December 31, 2022 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of April 2, 2022	$—	$—	$—
Costs incurred and charged to expense	2,547	17,033	19,580
Cash payments	(2,022)	(967)	(2,989)
Accrued restructuring balance as of December 31, 2022	$525	$16,066	$16,591

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. OPERATING SEGMENT INFORMATION

In the second quarter of fiscal 2023, the Company updated its organizational structure from two operating segments (Mobile Products and Infrastructure and Defense Products) to three operating segments (High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG")). This change was made to more closely align similar technologies and applications with customers and end markets, which represents how the Company currently manages its three operating segments (which are also its reportable segments). The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. All prior-period segment data has been retrospectively adjusted to reflect these three operating segments.

HPA is a leading global supplier of RF and power management solutions for infrastructure, defense and aerospace, automotive power and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

CSG is a leading global supplier of connectivity and sensor components and systems featuring multiple technologies such as UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular IoT and MEMS-/BAW-based sensors. CSG combines the connectivity and sensors businesses formerly split between Mobile Products and Infrastructure and Defense Products. CSG’s markets include smart home, automotive connectivity, industrial automation, smartphones, wearables, gaming and other high-growth IoT connectivity and healthcare markets.

ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and various other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high performance cellular products to the world's leading smartphone and consumer electronics companies. ACG is a highly diversified supplier of custom and open market cellular solutions, serving iOS and Android original equipment manufacturers.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring related charges, acquisition and integration related costs, charges associated with a long-term capacity reservation agreement, fixed asset impairments, gain (loss) on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other (expense) income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Revenue:
HPA	$155,011	$181,876	$594,094	$496,842
CSG	96,810	157,578	392,454	525,190
ACG	491,460	774,503	1,950,148	2,457,524
Total revenue	$743,281	$1,113,957	$2,936,696	$3,479,556
Operating income (loss):
HPA	$29,836	$56,951	$181,102	$140,953
CSG	(31,145)	21,109	(29,926)	77,287
ACG	99,862	293,948	569,439	956,215
All other	(89,824)	(75,998)	(348,465)	(218,983)
Operating income	8,729	296,010	372,150	955,472
Interest expense	(17,066)	(15,328)	(51,222)	(45,934)
Other income, net	5,562	2,532	2,714	24,077
(Loss) income before income taxes	$(2,775)	$283,214	$323,642	$933,615

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Reconciliation of "All other" category:
Stock-based compensation expense	$(19,708)	$(19,307)	$(86,911)	$(73,236)
Amortization of intangible assets	(32,844)	(38,443)	(99,283)	(112,243)
Restructuring related charges (1)	(27,385)	—	(32,479)	—
Acquisition and integration related costs	(6,296)	(6,552)	(21,246)	(16,585)
Charges associated with a long-term capacity reservation agreement (2)	—	—	(110,000)	—
Other	(3,591)	(11,696)	1,454	(16,919)
Loss from operations for "All other"	$(89,824)	$(75,998)	$(348,465)	$(218,983)
(1) Refer to Note 10 for additional information.
(2) Refer to Note 8 for additional information.

12. INCOME TAXES

The Company’s income tax expense was $13.2 million and $82.1 million for the three and nine months ended December 31, 2022, respectively, and $67.0 million and $112.5 million, for the three and nine months ended January 1, 2022, respectively. The Company’s effective tax rate was (474.1)% and 25.4% for the three and nine months ended December 31, 2022, respectively, and 23.6% and 12.1% for the three and nine months ended January 1, 2022, respectively.

The Company's effective tax rate for the three and nine months ended December 31, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI"), domestic tax credits generated and discrete tax items recorded during the period. A discrete tax expense of $2.2 million and a discrete tax benefit of $10.4 million was recorded for the three and nine months ended December 31, 2022. The discrete tax expense for the three months ended December 31, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the nine months ended December 31, 2022 primarily resulted from certain charges associated with a long-term

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
capacity reservation agreement (refer to Note 8 for further information), partially offset by foreign currency gains recognized for tax purposes.

The Company's effective tax rate for the three and nine months ended January 1, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits and discrete tax items recorded during the period. A discrete tax expense of $42.5 million and $12.0 million was recorded during the three and nine months ended January 1, 2022, respectively. The discrete tax expense for the three and nine months ended January 1, 2022 primarily related to the revaluation of deferred tax assets due to the extension of the Company’s tax holiday in Singapore. The discrete tax expense for the nine months ended January 1, 2022 was partially offset by the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations, stock-based compensation deductions and net tax benefits associated with other non-recurring restructuring activities, including a discrete charge associated with the intercompany restructuring of the NextInput intellectual property.

13. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(15,931)	$216,263	$241,568	$821,078
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	100,943	109,687	103,039	110,966
Effect of dilutive securities:
Stock-based awards	—	1,123	773	1,449
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	100,943	110,810	103,812	112,415
Basic net (loss) income per share	$(0.16)	$1.97	$2.34	$7.40
Diluted net (loss) income per share	$(0.16)	$1.95	$2.33	$7.30

In the computation of net loss per share for the three months ended December 31, 2022, approximately 2.0 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the nine months ended December 31, 2022, approximately 0.9 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of diluted net income per share for the three and nine months ended January 1, 2022 because the effect of their inclusion would have been anti-dilutive.

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

During the second quarter of fiscal 2023, we updated our organizational structure to more closely align similar technologies and applications with customers and end markets. We manage our business and report our financial results in three reportable segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of December 31, 2022.

HPA is a leading global supplier of RF and power management solutions for infrastructure, defense and aerospace, automotive power and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

CSG is a leading global supplier of connectivity and sensor components and systems featuring multiple technologies such as UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular IoT and MEMS-/BAW-based sensors. CSG combines the connectivity and sensors businesses formerly split between Mobile Products and Infrastructure and Defense Products. CSG’s markets include smart home, automotive connectivity, industrial automation, smartphones, wearables, gaming and other high-growth IoT connectivity and healthcare markets.

ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and various other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high performance cellular products to the world's leading smartphone and consumer electronics companies. ACG is a highly diversified supplier of custom and open market cellular solutions serving iOS and Android original equipment manufacturers.

As previously disclosed in our Annual Report on Form 10-K, filed on May 20, 2022, the COVID-19 pandemic has impacted the semiconductor industry supply chain, causing uncertainty in customer demand, worldwide economies and financial markets. During fiscal 2023, we have experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting from measures taken in China to control the COVID-19 pandemic and the conflict in Ukraine. As a result, we did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. In the first quarter of fiscal 2023, the purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million and additional reserves of approximately $11.0 million for inventory in excess of demand forecasts were recorded. Additionally, we assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million in accordance with Accounting Standards Codification 330, "Inventory." These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023. In October 2022, we renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026. We believe that the amended agreement more closely aligns the contractual purchase commitments with our forecasted demand. As a result of the amended agreement, in the second quarter of fiscal 2023, we recorded an impairment to the prepaid refundable deposit of approximately $38.0 million and additional reserves of approximately $5.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded by $43.0 million. In the third quarter of fiscal 2023, we recorded an impairment to the prepaid refundable deposit of approximately $8.0 million and additional reserves of approximately $4.0 million for inventory in excess of demand forecasts, which reduced the estimated shortfall liability that was previously recorded by $12.0 million. There was no impact to the statements of operations in the second or third quarters of fiscal 2023. In performing these assessments, we considered Company-specific forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in management's demand forecasts, additional charges may be recorded in future periods.

THIRD QUARTER FISCAL 2023 FINANCIAL HIGHLIGHTS

•Revenue for the third quarter of fiscal 2023 decreased 33.3% as compared to the third quarter of fiscal 2022, primarily due to ongoing global macroeconomic challenges which resulted in lower demand for 5G handsets and other consumer facing products, such as Wi-Fi. Demand was also negatively impacted by ongoing efforts to consume channel inventories.

•Gross margin for the third quarter of fiscal 2023 decreased to 36.1% as compared to 49.2% for the third quarter of fiscal 2022, primarily due to factory underutilization costs resulting from lower production levels, as well as inventory charges related to demand fluctuations and a quality issue from a third-party supplier. These decreases to gross margin were partially offset by favorable changes in product mix.

•Operating income was $8.7 million for the third quarter of fiscal 2023 as compared to $296.0 million for the third quarter of fiscal 2022. This decrease was primarily due to lower revenue and lower gross margin.

•Net loss per share was $0.16 for the third quarter of fiscal 2023 as compared to net income per diluted share of $1.95 for the third quarter of fiscal 2022.

•Capital expenditures were $34.4 million for the third quarter of fiscal 2023 as compared to $50.5 million for the third quarter of fiscal 2022.

•During the third quarter of fiscal 2023, we repurchased approximately 2.2 million shares of our common stock for approximately $201.6 million.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	December 31, 2022	% of Revenue	January 1, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$743,281	100.0%	$1,113,957	100.0%	$(370,676)	(33.3)%
Cost of goods sold	475,230	63.9	565,864	50.8	(90,634)	(16.0)
Gross profit	268,051	36.1	548,093	49.2	(280,042)	(51.1)
Research and development	149,472	20.1	154,435	13.9	(4,963)	(3.2)
Selling, general and administrative	76,269	10.3	82,003	7.3	(5,734)	(7.0)
Other operating expense	33,581	4.5	15,645	1.4	17,936	114.6
Operating income	$8,729	1.2%	$296,010	26.6%	$(287,281)	(97.1)%

	Nine Months Ended
	December 31, 2022	% of Revenue	January 1, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,936,696	100.0%	$3,479,556	100.0%	$(542,860)	(15.6)%
Cost of goods sold	1,754,468	59.7	1,763,727	50.7	(9,259)	(0.5)
Gross profit	1,182,228	40.3	1,715,829	49.3	(533,601)	(31.1)
Research and development	486,204	16.6	464,891	13.4	21,313	4.6
Selling, general and administrative	275,836	9.4	265,791	7.6	10,045	3.8
Other operating expense	48,038	1.6	29,675	0.8	18,363	61.9
Operating income	$372,150	12.7%	$955,472	27.5%	$(583,322)	(61.1)%

Revenue decreased for the three and nine months ended December 31, 2022, compared to the three and nine months ended January 1, 2022, primarily due to ongoing global macroeconomic challenges (including the measures taken in China to control the COVID-19 pandemic, the conflict in Ukraine and the negative impact of higher inflation on consumer spending) which resulted in lower demand for 5G handsets and other consumer facing products, such as Wi-Fi. Demand was also negatively impacted by ongoing efforts to consume channel inventories. The decreased revenue for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, was partially offset by content gains in mass-tier handsets and higher demand for our defense and silicon carbide ("SiC")-based power management products.

Gross margin decreased for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, primarily due to factory underutilization costs resulting from lower production levels, as well as inventory charges related to demand fluctuations and a quality issue from a third-party supplier. These decreases to gross margin were partially offset by favorable changes in product mix.

Gross margin decreased for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, primarily due to charges recorded in the first quarter of fiscal 2023 associated with a long-term capacity reservation agreement, factory underutilization costs resulting from lower production levels, as well as inventory charges related to demand fluctuations and quality issues from third-party suppliers. These decreases to gross margin were partially offset by favorable changes in product mix.

Operating expenses increased for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, primarily due to restructuring charges (see Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information), partially offset by lower employee-related costs.

Operating expenses increased for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, primarily due to employee-related costs and restructuring charges. Travel expenses also increased during the nine months ended December 31, 2022, as travel restrictions and our policies originally implemented in response to the COVID-19 pandemic have eased.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Decrease	Percentage Change
Revenue	$155,011	$181,876	$(26,865)	(14.8)%
Operating income	29,836	56,951	(27,115)	(47.6)
Operating income as a % of revenue	19.2%	31.3%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Increase	Percentage Change
Revenue	$594,094	$496,842	$97,252	19.6%
Operating income	181,102	140,953	40,149	28.5
Operating income as a % of revenue	30.5%	28.4%

HPA revenue decreased for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, primarily due to a decrease in demand for base station products and power products supporting solid-state drives and power tools, driven by ongoing efforts to consume channel inventories. These decreases were partially offset by higher demand for our SiC-based power management products.

HPA revenue increased for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, primarily due to higher demand for our defense, SiC-based power management and base station products. These increases were partially offset by a decrease in demand for power products supporting solid-state drives and power tools, driven by ongoing efforts to consume channel inventories.

HPA operating income decreased for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, primarily due to the effects of decreased revenue, including factory underutilization.

HPA operating income increased for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, primarily due to increased revenue and lower inventory charges, partially offset by factory underutilization.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Decrease	Percentage Change
Revenue	$96,810	$157,578	$(60,768)	(38.6)%
Operating (loss) income	(31,145)	21,109	(52,254)	(247.5)
Operating (loss) income as a % of revenue	(32.2)%	13.4%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Decrease	Percentage Change
Revenue	$392,454	$525,190	$(132,736)	(25.3)%
Operating (loss) income	(29,926)	77,287	(107,213)	(138.7)
Operating (loss) income as a % of revenue	(7.6)%	14.7%

CSG revenue decreased for the three and nine months ended December 31, 2022, compared to the three and nine months ended January 1, 2022, primarily due to a decrease in end market demand for Wi-Fi components in addition to ongoing efforts to consume channel inventories.

CSG operating income decreased for the three and nine months ended December 31, 2022, compared to the three and nine months ended January 1, 2022, primarily due to decreased revenue, factory underutilization and higher inventory charges.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Decrease	Percentage Change
Revenue	$491,460	$774,503	$(283,043)	(36.5)%
Operating income	99,862	293,948	(194,086)	(66.0)
Operating income as a % of revenue	20.3%	38.0%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2022	January 1, 2022	Decrease	Percentage Change
Revenue	$1,950,148	$2,457,524	$(507,376)	(20.6)%
Operating income	569,439	956,215	(386,776)	(40.4)
Operating income as a % of revenue	29.2%	38.9%

ACG revenue decreased for the three and nine months ended December 31, 2022, compared to the three and nine months ended January 1, 2022, primarily due to ongoing global macroeconomic challenges (including the measures taken in China to control the COVID-19 pandemic, the conflict in Ukraine and the negative impact of higher inflation on consumer spending) which resulted in lower demand for 5G handsets. Demand for ACG products was also negatively impacted by ongoing efforts to consume channel inventories. The decreased revenue for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, was partially offset by content gains in mass-tier handsets.

ACG operating income decreased for the three and nine months ended December 31, 2022, compared to the three and nine months ended January 1, 2022, primarily due to factory underutilization costs resulting from lower production levels, as well as inventory charges related to demand fluctuations and quality issues from third-party suppliers. These decreases to operating income were partially offset by favorable changes in customer mix. Operating expenses increased for the nine months ended December 31, 2022, compared to the nine months ended January 1, 2022, primarily due to employee-related costs.

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income to the consolidated operating income for the three and nine months ended December 31, 2022 and January 1, 2022.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Interest expense	$(17,066)	$(15,328)	$(51,222)	$(45,934)
Other income, net	5,562	2,532	2,714	24,077
Income tax expense	(13,156)	(66,951)	(82,074)	(112,537)

Interest expense
During the three and nine months ended December 31, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). During the three and nine months ended January 1, 2022, we recorded interest expense primarily related to our 2029 Notes and our 2031 Notes. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income, net
Other income is primarily attributed to interest income as well as gains (losses) from our share of investments in limited partnerships and gains (losses) from other investments. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense
During the three and nine months ended December 31, 2022, we recorded income tax expense of $13.2 million and $82.1 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of global intangible low tax income, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits and discrete tax items recorded during the period. The discrete tax expense for the three months ended December 31, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the nine months ended December 31, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further information), partially offset by foreign currency gains recognized for tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 31, 2022, we had working capital of approximately $1,644.1 million, including $918.8 million in cash and cash equivalents, compared to working capital of approximately $1,774.7 million, including $972.6 million in cash and cash equivalents as of April 2, 2022.

Our $918.8 million of total cash and cash equivalents as of December 31, 2022, includes approximately $755.1 million held by our foreign subsidiaries, of which $585.0 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the nine months ended December 31, 2022, we repurchased approximately 7.2 million shares of our common stock for approximately $711.7 million (including transaction costs) under the prior and current share repurchase programs. As of December 31, 2022, approximately $1,855.0 million remains available for repurchases under the current program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $777.8 million and $703.4 million for the nine months ended December 31, 2022 and January 1, 2022, respectively. This increase in cash provided by operating activities was primarily due to changes in working capital, partially offset by decreased profitability. In the nine months ended January 1, 2022, cash provided by operating activities was impacted by the increase in prepaid expenses and other assets primarily due to prepayments of certain fees and deposits associated with a long-term capacity reservation agreement.

Cash Flows from Investing Activities
Net cash used in investing activities was $117.4 million and $552.2 million for the nine months ended December 31, 2022 and January 1, 2022, respectively. There were no acquisitions during the nine months ended December 31, 2022, and we acquired NextInput and United Silicon Carbide, Inc. during the nine months ended January 1, 2022. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our business acquisitions.

Cash Flows from Financing Activities
Net cash used in financing activities was $714.0 million and $558.5 million for the nine months ended December 31, 2022 and January 1, 2022, respectively, primarily due to our stock repurchases and debt obligation activity. Refer to Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our long-term debt and stock repurchases, respectively.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated our previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million and included a senior term loan of $200.0 million (collectively, the "Credit Facility") which was fully repaid in fiscal 2022. The Revolving Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

During the nine months ended December 31, 2022, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 31, 2022, we were in compliance with these covenants.

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

Capital Commitments As of December 31, 2022, we had capital commitments of approximately $84.9 million primarily for expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

Purchase Obligations Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash, cash equivalents and our Credit Facility, we believe we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our demand grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that any additional debt or equity financing, if required, will be available on favorable terms, if at all.

Legal We are involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate developments in our legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. Although it is not possible to predict with certainty the outcome of the unresolved legal matters, it is the opinion of management that these matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. We believe the aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal matters is not material.

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

Summarized Balance Sheets (in thousands)	December 31, 2022	April 2, 2022
ASSETS
Current assets (1)	$910,455	$771,528
Non-current assets	$2,495,346	$2,624,454

LIABILITIES
Current liabilities	$216,933	$241,674
Long-term liabilities (2)	$2,711,093	$2,634,501
(1) Includes net amounts due from Non-Guarantor subsidiaries of $391.4 million and $286.8 million as of December 31, 2022 and April 2, 2022, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $490.0 million and $433.5 million as of December 31, 2022 and April 2, 2022, respectively.

Summarized Statement of Operations	Nine Months Ended
(in thousands)	December 31, 2022
Revenue	$705,253
Gross profit	$11,800
Net loss	$(211,944)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 2, 2022 to October 29, 2022	686	$81.36	686	$295.9
October 30, 2022 to November 26, 2022	780	92.90	780	1,928.3
November 27, 2022 to December 31, 2022	765	95.86	765	1,855.0
Total	2,231	$90.37	2,231	$1,855.0

On November 2, 2022, we announced that our Board of Directors (the "Board") authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under the prior program terminated concurrent with the new authorization. Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION.

On November 9, 2022, the Board amended the bylaws of the Company (the “Restated Bylaws”) to address matters regarding nominations of directors. The Restated Bylaws, without limitation, (a) require additional information and representations in the notice(s) a stockholder is required to provide to the Company for director nominations, (b) modify the time period for which notices to the Company must be provided to be timely for the Company’s annual meeting of stockholders to not earlier than the close of business on the 150th day and not later than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting, and (c) address matters relating to Rule 14a-19 under the Exchange Act.

The foregoing description of the Restated Bylaws is a summary and is qualified in its entirety by reference to the text of the Restated Bylaws, which is included as Exhibit 3.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS.

3.1
Second Amended and Restated Bylaws of Qorvo, Inc., adopted on November 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2022)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 2, 2023	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer