Form 10-K
period 2023-04-01
Qorvo, Inc.
filed 2023-05-19
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8,073,738,818 as of October 1, 2022. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of May 12, 2023, there were 98,736,229 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2023 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended April 1, 2023.

In this Annual Report on Form 10-K, the words "Qorvo," "we," "our," "ours," "us" and "the Company" refer only to Qorvo, Inc. and our subsidiaries and not any other person or entity. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, particularly in Item 1: "Business," Item 1A: "Risk Factors" and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. Additionally, statements concerning future matters such as our future business, prospects, results of operations, financial condition or research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions, such as technology upgrade cycles; our future demand or supply conditions or macroeconomic factors; strategic investments, acquisitions or divestitures, and the anticipated timing or benefits thereof; continued impacts of the COVID-19 pandemic; legal or regulatory matters; U.S./China trade and national security tensions; the war in Ukraine; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.

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

In the second quarter of fiscal 2023, we updated our organizational structure from two operating segments (Mobile Products and Infrastructure and Defense Products) to three operating segments (High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG")). This change was made to more closely align technologies and applications with customers and end markets. All prior-period segment data has been adjusted to reflect these three operating segments. As part of the new organizational structure, we also centralized the sales teams formerly within our two prior segments into a single global sales force. We believe our global sales force enables us to more quickly capitalize on opportunities across customers and markets to accelerate long-term diversified growth.

HPA is a leading global supplier of radio frequency ("RF") and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband and other markets. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband ("UWB"), Matter®, Bluetooth® Low Energy,

Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things ("IoT"), microelectromechanical system ("MEMS")-based sensors and bulk acoustic wave ("BAW")-based sensors. ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices.

Our design expertise and manufacturing capabilities span multiple process technologies. Our primary wafer fabrication facilities are in North Carolina, Oregon and Texas. Our primary assembly and test facilities are in China, Costa Rica, Germany and Texas. We have design, sales and other manufacturing facilities throughout Asia, Europe and North America. We also source products and materials through external suppliers.

In addition to organic growth, our strategy includes the potential acquisition of businesses, assets and technologies that complement our existing capabilities and enable us to drive growth in new or existing markets.

Industry Trends, Markets and Products

Global connectivity trends and the proliferation of smarter, data-driven, connected devices are increasing data traffic and raising requirements for the efficiency and throughput of wireless and wired networks. At the same time, environmental initiatives and technology advancements related to sustainability are driving investments across a range of consumer, enterprise, and industrial applications requiring increasing power efficiency. This supports multiyear technology upgrade cycles and increases the demand for our technologies and products.

Our business is diversified across markets, including mobile devices, cellular infrastructure, power management and conversion, IoT, connected home, defense and aerospace, and automotive. Our products solve our customers’ most complex RF and power-related challenges while enhancing performance, improving efficiency, increasing functionality, reducing complexity, shrinking form factors and addressing other critical challenges.

Mobile Devices
Qorvo’s largest market is mobile devices, which is a global market characterized by large volumes. It includes smartphones, wearables, laptops, tablets and other devices. Our products for mobile devices include highly integrated RF solutions featuring filters, switches, amplifiers, multiplexers and other components leveraging multiple process technologies in a miniaturized form factor. Our portfolio also includes power management integrated circuits ("ICs"), UWB system-on-a-chip ("SoC") and system-in-package ("SiP") solutions, MEMS-based sensors, antenna tuners, antennaplexers, as well as discrete multiplexers, duplexers, filters, and switches.

Advances in mobile devices are transforming how end users around the world access content, interact with communities and transact commerce. The migration to 5G enables higher data throughput, lower signal latency and massive machine-type communication. 5G devices operate over a wide range of frequencies and face challenges related to efficiency, linearity, signal coexistence, signal integrity and form factor. 5G architectures are more complex and include Multiple-Input/Multiple-Output ("MIMO"), higher frequencies with wider bandwidths, and new paths featuring carrier aggregation.

In addition, mobile device original equipment manufacturers ("OEMs") are leveraging UWB's precision-location accuracy to enhance functionality with applications that can offer secure remote access, indoor navigation and other functionality. They are also seeking to adopt force-sensing touch sensor technology to enhance human-machine interfaces, create new consumer experiences and advance industrial design.

These challenges and the increases in functionality and complexity are driving requirements for high performance and highly integrated RF solutions.

Cellular Infrastructure
Operators of cellular base stations are migrating to 5G to increase capacity, expand coverage and lower the cost per bit of data delivered. This is enabling new data-driven intelligent applications that combine global connectivity with advanced capabilities, including artificial intelligence and machine learning. New use cases include industrial automation, robotics, remote medical care, autonomous vehicles and augmented reality/virtual reality ("AR/VR").

Qorvo supports the world’s leading cellular base station OEMs with a broad portfolio of infrastructure solutions to address requirements for increased data capacity and throughput and improved efficiency. Our cellular base station products include switches, low noise amplifier ("LNA") modules, variable gain amplifiers, integrated power amplifier ("PA") Doherty modules, discrete LNAs and high power amplifiers and power amplifier modules combining high power amplifiers with small signal content. These products leverage deep expertise across technologies including gallium nitride ("GaN") and gallium arsenide ("GaAs").

5G networks operate over a wide range of frequencies, and deployments can vary with spectrum allocation, regional demographics, geopolitical considerations and other factors. In the U.S., the allocation of C-band frequency has supported the deployment of base stations operating in the sub-7 GHz frequency range. Many of these base stations are configured with massive MIMO active antenna arrays, which increases the number of RF transmit and receive channels. Base stations operating over millimeter wave frequencies are also being deployed to address capacity requirements in high-density environments and support applications such as fixed wireless access.

Power Management and Conversion
Power efficiency is a core requirement in all electronics, and power management and power conversion are critical to enhancing efficiency. Industry trends in electric vehicles ("EVs")/hybrid-EVs, renewable energy systems, battery-operated portable devices, EV chargers, on-board chargers, data storage, circuit protection and similar applications, are sharpening the focus on power efficiency and increasing the demand for our power management and power conversion solutions.

Qorvo’s silicon carbide ("SiC") power devices provide state-of-the-art efficiency in a range of power conversion applications. Our SiC portfolio includes Schottky diodes and transistors ranging in voltage from 650V to 1700V. Power levels vary from 650 watts to hundreds of kilowatts, and markets include automotive, industrial, IT infrastructure and renewable energy.

Qorvo’s power management solutions include programmable power management ICs and power application controllers (PACs®). Our programmable power management ICs provide customers digital and analog power control. They reduce solution size, lower cost, improve system reliability and shorten our customers’ product development time. Our power management products manage voltages from 1.8V to 600V and power up to 4,000 watts.

IoT and Connected Home
The proliferation of data-driven connected devices that sense, process and communicate is increasing demand for wireless connectivity solutions that increase throughput and capacity, reduce latency, enhance security, and maximize efficiency. Use cases in consumer, commercial and industrial IoT applications include connected cars, cloud gaming, AR/VR, telemedicine and factory automation.

Connected home devices allow remote access and control of applications including entertainment, comfort, health monitoring, and property monitoring and security. These devices can be controlled through a computer, tablet or smartphone, or through a direct peer-to-peer device such as a voice-enabled remote control, tablet or home control assistant.

In Wi-Fi, new standards and architectures, such as 802.11ax (Wi-Fi 6), Wi-Fi 6E and Wi-Fi 7, are enhancing performance, increasing range and capacity, and enabling new use cases. The upcoming Wi-Fi 7 standard will double the channel bandwidth and number of spatial streams compared to Wi-Fi 6E and use multi-link operation to combine portions of the 5 GHz and 6 GHz bands into a single link. This will enable faster speeds over longer distances. As standards and architectures evolve, requirements increase for more functional and more highly integrated RF front end solutions. Qorvo’s Wi-Fi portfolio includes PAs, switches, LNAs and BAW filters, as well as solutions including front end modules ("FEMs") and iFEMs featuring integrated filters.

In lower power applications, smart device OEMs increasingly prefer multi-protocol integrated SoCs that enable multiple radios to connect concurrently. The coexistence of multiple low power wireless protocols, such as Bluetooth Low Energy, Zigbee, and Thread, in single-placement SoCs reduces form factor, extends battery life and advances the proliferation of IoT devices. Matter is an open and universal smart home overlay developed to simplify multi-protocol interoperability and accelerate adoption of IoT devices and platforms. Lastly, UWB is enabling new use cases that require precision location accuracy and security, including secure home access, secure car access, indoor navigation and other applications. Qorvo's low power portfolio includes multi-protocol (Bluetooth Low Energy, Zigbee and Thread) SoC solutions, single standard UWB SoCs, and UWB SiP solutions that consist of SoC hardware, firmware and application software.

Defense and Aerospace
In defense and aerospace, Qorvo focuses primarily on high-power phased array radar, electronic military applications and communications systems. Within these markets, the adoption of phased array radar, the introduction of new frequency bands and the shift to higher frequencies are expanding the opportunity for our products and technologies. We are a leading supplier of RF products and compound semiconductor foundry services to defense primes and other global defense and aerospace customers. We also engage directly with defense customers to develop next-generation semiconductor and packaging technologies.

Our PAs support phased array radars and communication systems. Our solid-state, high-power products provide highly reliable, efficient broadband solutions for complex applications across a broad frequency spectrum. Our premium filters optimize frequency spectrum to expand network capacity and extend coverage. We also offer industry-leading standard products and integrated multi-chip modules such as LNAs, mixers, phase shifters, switches, multiplexers and attenuators.

Automotive
In automotive markets, new use cases including vehicle-to-everything ("V2X") communications, advanced connectivity services, and secure car access, are supporting the migration to more connected, more intelligent vehicles. These new use cases are driving increased content across multiple connectivity and sensing technologies, including cellular, V2X, Wi-Fi, satellite radio, MEMS-based force-sensing, and UWB. Our force-sensing touch sensors enable an enhanced human-machine interface experience in automotive smart interior applications. Our UWB solutions leverage ultra-low latency and precision location accuracy to enable digital key access and digital key sharing while reducing the risk of "man-in-the-middle," or "relay" attacks possible with legacy technologies.

Similarly, electrification trends and the adoption of EVs/hybrid-EVs are increasing the need for more efficient power delivery solutions and increasing requirements for semiconductor content in automotive markets. This supports increasing adoption of compound semiconductor technologies such as SiC.

Our connectivity and sensor products for automotive applications include BAW filters, LNAs, switches, PAs, front-end solutions, force-sensing touch sensors, and UWB solutions. Our automotive power products include traction inverters, on-board chargers, and DC/DC converters. Our products meet or exceed automotive AEC-Q100 quality and reliability standards, and our customers include market leading automotive Tier-1 suppliers.

Research and Development

We invest in research and development ("R&D") to develop advanced technologies and products to best serve our markets. Our R&D activities support large competitive design win opportunities for major programs at key customers, which require best-in-class performance, size, cost and functional density. We also invest in R&D to develop new products for broader market applications. Our R&D efforts focus on continuous improvement and innovation in fundamental areas including materials, software, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test capabilities.

We have developed multiple generations of GaAs, GaN, BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also source technologies in cooperation with key suppliers, including silicon on insulator ("SOI") for switches and tuners, silicon germanium ("SiGe") for amplifiers, complementary metal oxide semiconductor ("CMOS") for power management devices and SoC solutions, MEMS technology for switches and force-sensing and SiC for high-voltage power conversion devices. We combine these technologies with proprietary design methods, intellectual property ("IP") and other expertise to improve performance, increase integration and reduce the size and cost of our products.

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

We procure our materials, parts and supplies from a large number of sources through established purchase contracts with suppliers or on a purchase order basis. We enter into supply agreements, for certain items, to address short-term and long-term supply requirements during periods of semiconductor industry supply constraints.

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

We operate fabrication facilities for the production of BAW, GaAs, GaN, SAW and Temperature Compensated SAW wafers in North Carolina, Oregon and Texas. We also use multiple silicon-based process technologies, including SiC, SOI, SiGe and bulk CMOS, which are principally sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging technologies. We primarily use internal assembly facilities in China, Costa Rica, Germany and the U.S., and we also use external suppliers located in Asia for these and other packaging technologies.

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

Our manufacturing facilities worldwide are certified to the International Organization for Standardization ("ISO") 9001 quality standard, and select locations are certified to additional automotive (IATF 16949), aerospace (AS 9100) and environmental (ISO 14001) standards. These stringent standards are audited and certified by third-party auditors in addition to our continuous internal self-audits. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation of top management, the process approach and continual improvement. IATF 16949 is the highest international quality standard for the global automotive industry and incorporates specific additional requirements for the automotive industry. AS 9100 is the standardized quality management system for the aerospace industry. ISO 14001 is an internationally agreed upon standard for an Environmental Management System ("EMS"). We require that all of our key vendors and suppliers be compliant with applicable standards.

Customers

We design, develop, manufacture and market our products and solutions for leading U.S. and international OEMs and original design manufacturers ("ODMs"). We also collaborate with leading reference design partners and provide foundry services to defense primes and other defense and aerospace customers.

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 37% and 33% of total revenue in fiscal years 2023 and 2022, respectively. Samsung Electronics Co., Ltd. ("Samsung") accounted for 12% and 11% of total revenue in fiscal years 2023 and 2022, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

Sales and Marketing

We sell our products worldwide both directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our sales representative firms and distributors based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

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

HPA competes primarily with Analog Devices, Inc.; Infineon Technologies AG; MACOM Technology Solutions Holdings, Inc.; NXP Semiconductors N.V.; ON Semiconductor Corporation; STMicroelectronics N.V.; Sumitomo Electric Device Innovations; Texas Instruments, Inc.; and Wolfspeed, Inc. CSG competes primarily with Broadcom Inc.; Nordic Semiconductor; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; Silicon Laboratories Inc.; and Skyworks Solutions, Inc. ACG competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc.

Many of our current and potential competitors have strong market positions and customer relationships, established patents and other IP, and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors have significant financial, technical, manufacturing, and marketing resources, which may allow them to more quickly implement new technologies and develop new products.

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

Patent applications are filed within the U.S. and in other strategic countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. We have approximately 2,250 patents that have expiration dates between 2023 and 2041. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that patented technology for our products and services will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

We periodically register federal trademarks, service marks and trade names that distinguish our product brand names in the market. We also monitor these marks for their proper and intended use. Additionally, we rely on non-disclosure and confidentiality agreements to protect our interest in confidential and proprietary information that gives us a competitive advantage, including business strategies, unpatented inventions, designs, and process technology. Such information is closely monitored and made available only to those employees whose responsibilities require access to the information.

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

As of April 1, 2023, we employed over 8,500 full and part-time employees in 23 countries. By region, approximately 55% of our total employees were in the Americas, 38% in Asia and 7% in Europe. Approximately 61% of our global population was in engineering or technician roles.

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

Employee Recruitment, Retention and Development
We are committed to recruiting, hiring, retaining, promoting and engaging a diverse workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities with diverse student populations for our internship program. We believe that our internship program and university partnerships contribute to developing the next generation of talent, including engineers in our industry, and provides a pipeline of recent college graduates into our talent pool.

We support a high performance culture through ongoing performance development mentoring aligned with our annual review process. We offer learning and development solutions to develop strategically aligned competencies. Our e-learning libraries, learning pathways and educational assistance provide our employees with robust development opportunities to help them achieve their career goals, build management skills and lead their organizations.

We believe our competitive compensation and benefits programs, along with career growth, development and internal mobility opportunities promote longer employee tenure and reduce turnover. We regularly monitor employee turnover, as given the nature of our business, our success depends upon retaining highly trained personnel with the technical skills necessary to execute on our business objectives. Our global attrition rate has consistently been below the technology industry average.

Diversity, Equity and Inclusion
At Qorvo, we value diversity, equity and inclusion and respect the unique talents, experiences, cultures and ideas of our global team members. Diversity and inclusion principles are threaded across the entire company, and employees are equipped with the knowledge and capabilities to welcome and embrace diversity and advocate for inclusion. Through employee-driven groups called Qorvo Employee Networks, our employees have an opportunity to connect through shared interests and goals and spur growth through professional and personal development. Our efforts to foster a diverse and inclusive workplace include partnering with organizations in our surrounding communities that advocate for gender, race and ethnicity, socioeconomic, disability and LGBTQ+ equality. To further drive accountability, certain diversity, equity and inclusion objectives are linked to executive and senior leader compensation. These and other efforts help promote an inclusive workplace of talented employees and drive employee engagement.

Safety, Health and Wellness
We are a member of the Responsible Business Alliance ("RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity, and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures. In addition, Qorvo is committed to complying with applicable laws and regulations of the countries in which we operate and supporting ethical labor practices that do not infringe on human rights.

We prioritize safe working conditions for our employees as well as our on-site contractors and visitors. We are committed to an injury-free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks. In fiscal 2023, we achieved our safety goal for the fifth consecutive year. Our site-specific health and safety teams are critical in fostering a positive safety culture. Team members utilize our online near miss and hazard reporting system, a system critical to prevent worker injury.

The success of our business is fundamentally connected to the well-being of our employees. We provide our employees with work arrangements that support flexibility, while maintaining our strong culture of innovation, collaboration and camaraderie. We provide our employees and their families access to a variety of health and wellness programs that support their physical and mental health. These programs provide tools and resources that emphasize preventive care, encourage healthy behaviors, such as health coaches and wellness incentives, and are designed to help cultivate a productive work environment, while also focusing on the well-being of our employees.

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

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and our efforts help to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold. We are an ISO 14001:2015 certified manufacturer with a comprehensive EMS in place to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

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

Cybersecurity

Qorvo’s cybersecurity program is built around the ISO and National Institute for Standards and Technology frameworks. Cybersecurity risks are routinely identified in the Qorvo Enterprise Risk Management Program and cybersecurity assessment and planning. Senior management and the Audit Committee of the Board of Directors receive regular briefings on cybersecurity matters. Qorvo’s cybersecurity program includes, but is not limited to:

•annual cybersecurity budget planning across all IT disciplines;

•enterprise security policies and procedures that guide our cybersecurity program;

•a combination of broad cybersecurity training for all employees and targeted training for specific sensitive roles and functions;

•prioritization of system and process criticality and sensitivity to apply enhanced security protections to the most business-critical areas of the company and the most sensitive information;

•review and continual monitoring of Qorvo’s security posture and security-related events;

•review and continual monitoring of the security posture of critical third parties (e.g., suppliers and service providers);

•exercise of Qorvo’s preparedness for incidents through incident response exercises and root cause analysis of actual and near-miss incidents;

•collaboration with Qorvo leadership to identify and address emerging cybersecurity risk and compliance considerations based on changing business priorities, business acquisitions, regulatory compliance requirements, and contractual obligations;

•regular cybersecurity information-sharing with peer organizations, industry groups, and federal agencies;

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

Investor Relations Department
Qorvo, Inc., 7628 Thorndike Road, Greensboro, NC 27409-9421

The information contained on or accessible through our website is not incorporated by reference or considered to be a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be materially and adversely impacted by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us, or other factors not perceived by us to present material risks to our business at this time, may impair our business operations, financial condition, or results of operations.

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

•We may be subject to continued volatility and uncertainty in customer demand, worldwide economies and financial markets resulting from the COVID-19 pandemic.

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

•Overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

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

•We rely on our IP portfolio and may not be able to successfully protect against the use of our IP by third parties, and we may be subject to claims of infringement of third-party IP rights.

•Security breaches and other disruptions could compromise our proprietary information, expose us to liability or disrupt our ability to operate critical business functions, which would cause our business and reputation to suffer.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Industry

Our operating results fluctuate on a quarterly and annual basis.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. Recent global economic slowdowns could continue and potentially result in certain economies dipping into economic recessions, including the United States. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•business and macroeconomic changes, including trade restrictions and recession or slowing growth in the semiconductor industry and the overall global economy;

•political and/or civil unrest, acts of war or other military actions, including any resulting sanctions or other restrictive actions;

•inflationary pressures, which vary across jurisdictions in which we do business, resulting in increased costs or reduced demand for our products due to increased prices of those products;

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

•delays in the widespread deployment and commercialization of new technologies;

•our ability to achieve cost savings and improve yields and margins on our new and existing products;

•our ability to successfully integrate into our business, and realize the expected benefits of, our acquisitions and strategic investments; and

•our ability to align production capacity to customer demand, which may lead to underutilization of our capacity in periods of lower demand or the lack of capacity in periods of excess demand.

Our operating results have been and our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results or forecasts are below the expectations of stock market analysts or our investors, our stock price may decline.

Our operating results are substantially dependent on developing new products and achieving design wins as our customers' requirements can change rapidly and product life cycles can be short.

Our largest markets are characterized by the frequent introduction of new products in response to evolving product requirements, driven by end user demand for more functionality, improved performance, lower costs and new form factors. Our largest customers typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial decrease in revenue by losing a product on which we are the incumbent.

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

A substantial portion of our revenue is currently from several large customers. Our future operating results will be affected by both the success of our largest customers and on our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 49%, 44% and 39% of our revenue for fiscal years 2023, 2022 and 2021, respectively. If demand for their products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new handset for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

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

The effects of the COVID-19 pandemic continue to adversely affect our business operations.

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

The COVID-19 pandemic caused government authorities to implement numerous public health measures, including quarantines, business closures, travel bans and lockdowns to contain the virus. We have experienced and may continue to experience disruptions to our business as these measures have, and may continue to have, an effect on our customer demand and operations.

The degree to which COVID-19 and its variants impact our results will depend on future developments, which are highly uncertain and cannot be predicted, and may amplify other risks discussed in these risk factors and throughout this report.

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

As the semiconductor industry continues to experience supply constraints for certain items, we entered into certain supply agreements to address short-term and long-term supply requirements. However, even with supply agreements, we are still subject to risks that a supplier will be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our fees and deposits made as part of any supply agreement.

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or TS-16949 quality standards, we have experienced quality and reliability issues with suppliers in the past. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

We face risks related to sales through distributors.

We sell a significant portion of our products through third-party distributors. We depend on these distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders, and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited because our end customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts and stocking of acceptable inventory levels. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Other third parties may use one of our distributors to sell products that compete with our products, and we may need to incentivize the distributors to focus on the sale of our products. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by our distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

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

•potential violations by our employees or third-party agents of international or U.S. laws relevant to foreign operations;

•our ability to hire, train and manage qualified production personnel;

•our compliance with applicable environmental and other laws and regulations; and

•our ability to avoid prolonged periods of down-time in our facilities for any reason.

Business disruptions could harm our business, lead to a decline in revenue and increase our costs.

Our worldwide operations and business could be, and in some cases have been, disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including the COVID-19 pandemic), terrorist attacks, political and/or civil unrest, acts of war or other military actions, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time in order to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries, and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, customers may reduce or cancel their orders and suppliers may delay manufacturing and delivery of our products, which may adversely affect our results of operations.

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

•losses from broken wafers or other human error; and

•defects in substrates and packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected. Costs of product defects and deviations from required specifications include the following:

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

In order to ensure availability of our products for some of our largest end customers, we purchase materials and start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. These forecasts, however, do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to, or consumed by, the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, or may be lower than expected, purchasing materials and manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence, and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory.

Amidst ongoing industry-wide supply constraints, we entered into a long-term capacity reservation agreement with a foundry supplier during fiscal 2022. Under this agreement, we were required to purchase, and the foundry supplier was required to supply, a certain number of wafers for calendar years 2022 through 2025. In connection with this agreement, we paid a refundable deposit, and if the purchase commitments per the agreement were not met, under certain circumstances the supplier could deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

During fiscal 2023, we experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting, in part, from measures taken in China to control the COVID-19 pandemic and the war in Ukraine. Although we renegotiated the terms of the agreement with the foundry supplier, which included extending the duration of the agreement through calendar year 2026, we were unable to meet the minimum purchase commitments under the amended agreement. As a result, we (1) recorded impairments to the prepaid refundable deposit, (2) recognized additional inventory reserves, and (3) adjusted our anticipated future commitment liability. To the extent that management’s assumptions pertaining to anticipated future demand are incorrect or there are further declines in customer forecasts, additional charges may be recorded in future periods, which would have a negative impact on our gross margin and other operating results.

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

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete ICs and modules. In addition to our direct competitors, some of our largest end customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with key customers and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. Further, our competitors may secure substantially more government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the Creating Helpful Incentives to Produce Semiconductors and Science Act. We cannot be sure that we will be able to compete successfully with our competitors.

Overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future demand for our products and to estimate future requirements for production capacity in order to avoid periods of overcapacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products also can lead to overcapacity and contribute to cyclicality in the semiconductor market.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenue experienced during periods of underutilization. Current macroeconomic conditions have created weakness in demand, which may continue. These conditions create elevated inventory levels at our customers, which in turn causes underutilization of our manufacturing facilities and higher inventory costs which adversely affects our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, we idled a BAW manufacturing facility in Texas in fiscal 2021, and subsequently classified the facility as held for sale in fiscal 2023. These actions resulted in impairment charges, and other restructuring related charges and expenses.

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

In order to compete effectively, we must hire and retain qualified employees, continue to develop leaders for key business units and functions, expand our presence in international locations, adapt to cultural norms of foreign locations, and train and motivate our employee base. Labor is further subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, software engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Difficulties obtaining visas and other restrictions on international travel could make it more onerous to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. Further, any transition from flexible work arrangements to more stringent on-site work requirements may result in higher employee attrition and make it more difficult for us to compete in the job market. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

Changes in our effective tax rate may adversely impact our results of operations and cash flow.

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

Any significant increase in our future effective tax rates could reduce net income and cash flow for future periods.

The enactment of international or domestic tax legislation, or changes in regulatory guidance, may adversely impact our results of operations and cash flow.

Corporate tax reform, base-erosion efforts, and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which included a number of changes to U.S. tax laws that impacted us, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transitional Repatriation Tax") and the Global Intangible Low-Taxed Income ("GILTI") provisions. In August 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), establishing a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion. In addition, other countries in which we operate are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, nexus-based tax incentive practices, allocating greater taxing rights to countries where customers are located, and establishing a minimum tax of 15% on global income. Legislative changes, interpretations and guidance, and changes in prior tax rulings and decisions by tax authorities regarding treatments and positions of corporate income taxes resulting from these initiatives, could increase tax uncertainty, increase our effective tax rate, and result in taxes we previously paid being subject to change, which may adversely impact our financial position and results of operations.

Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that minimize our tax expense and that are expected to be effective through December 2027 and December 2031, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenue through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Future changes in our tax holiday status could have a negative effect on our net income in future years. The overall benefit derived from our tax holidays could also be adversely impacted by the future implementation of minimum tax regimes in countries in which we operate.

We are subject to risks associated with environmental, health and safety regulations, including those related to climate change.

We are subject to a broad array of U.S. and foreign environmental, health and safety laws and regulations. These laws and regulations include those related to the use, transportation, storage, handling, emission, discharge and recycling or disposal of hazardous materials used in our manufacturing, assembly and testing processes. Such laws and regulations, as well as the associated frameworks for reporting, vary greatly by jurisdiction in which we do business and are continually evolving. Our failure to comply with any of these existing or future laws or regulations could result in:

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

New climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in increased costs for us and our suppliers. Finally, there is increasing legislation globally which will require us to align programs to the expectations of investors, customers or other stakeholders and disclose an increasing amount of information and data to illustrate our position and progress. If we do not adapt our strategy or execution quickly enough to meet the evolving expectations of our investors, customers, and regulators, or if our ESG data input, processing and reporting are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.

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

•occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability such as the war in Ukraine, which may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, IP ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, cybersecurity, data privacy, and environment, health, and safety;

•markets for 5G infrastructure not developing in the manner or in the time periods we anticipate, including as a result of unfavorable developments with evolving laws and regulations worldwide; and

•pandemics and similar major health concerns, including COVID-19 and related mitigation actions, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 49% of our revenue in fiscal 2023, of which approximately 21% was attributable to sales to customers located in China. We expect that revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy, heightened tensions between the U.S. and China, China and Taiwan, or other countries, could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in China may have a material adverse impact on our business, including our ability to sell products and to manufacture or source components.

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar. We have foreign operations in Asia, Europe and Central America. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars.

Economic regulation in China could adversely impact our business and results of operations.

We have a significant portion of our assembly and testing capacity in China. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of China-based competitors, decrease the demand for our products in China and reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to certain customers and suppliers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to export, reexport, import and transfer products and other items to certain countries, particularly China. For example, the imposition of tariffs has resulted in higher duties owed on certain products that are imported from China to the United States.

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where exports, reexports, or transfers of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to certain of our customers, and imposed significant restrictions on the ability to obtain export licenses for our products. Such restrictions could have a continuing negative impact on our future revenue and results of operations. In addition, our customers or suppliers affected by U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors' solutions and products. Importantly, governments like China have the ability to impose countermeasures in reaction to increasing U.S. government sanctions and restrictions imposed on their companies which may impact our operations and future revenue as the compliance landscape becomes more challenging.

We cannot predict what further actions may ultimately be taken with respect to tariffs, export restrictions or other trade measures between the U.S. and China or other countries, what products or entities may be subject to such actions, or what actions may be taken by other countries in response. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

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

We rely on a combination of patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection against our competitors. Our competitors may also be able to design around our patents.

The laws of some countries in which our products are developed, manufactured or sold may not protect our products or IP rights to the same extent as U.S. laws. This increases the possibility of misappropriation or infringement of our technology and products. Although we intend to vigorously defend our IP rights, we may not be able to prevent misappropriation of our technology. Additionally, our competitors may be able to independently develop non-infringing technologies that are substantially equivalent or superior to ours.

We may need to engage in legal actions to enforce or defend our IP rights. Generally, IP litigation is both expensive and unpredictable. Our involvement in IP litigation could divert the attention of our management and technical personnel and have a material, adverse effect on our business.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties were to assert claims that our products infringed their patent, copyright or other IP rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in any such litigation could have adverse effects on our business, which may include injunctions, exclusion orders and royalty payments to third parties. In addition, if one of our customers or another supplier to one of our customers were found to be infringing on third-party IP rights, such a finding could adversely affect the demand for our products.

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

We are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts. Geopolitical tensions or conflicts, such as the ongoing war between Russia and Ukraine and the tensions between China and Taiwan, may create a heightened risk of cybersecurity incidents.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques or identify all security vulnerabilities. As a result, our and our customers’ proprietary information may be misappropriated, and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our IT systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

Furthermore, we rely on products and services provided by third-party suppliers, which may include open-source code, to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, which exposes us to supply chain attacks or other business disruptions. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our IT systems, including our products and services, or the third-party IT systems that support our services. Our ability to identify all security vulnerabilities and monitor these third-parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could affect adversely our business and results of operations. Furthermore, the costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could also result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and key IT and other resources, or otherwise adversely affect our internal operations and reputation.

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

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation ("GDPR"), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. China has also implemented laws and regulations requiring companies' IT security environment to meet certain standards and may require unique certifications. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

•changes in recommendations by securities analysts, social media or press;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate and CSG headquarters (leased) and our ACG headquarters (owned) are in Greensboro, North Carolina. Our HPA headquarters (owned) is in Richardson, Texas.

The following table sets forth our primary production facilities as of April 1, 2023:

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

In fiscal 2021, we idled a BAW manufacturing facility (owned) in Farmers Branch, Texas, which was subsequently classified as held for sale in fiscal 2023.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 12, 2023, there were 644 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

The following graph and table compare the cumulative total shareholder return of our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index for the five years ended April 1, 2023. The graph and table assume an initial investment of $100 was made on March 31, 2018 in each of our common stock and the indexes, reflecting compounded daily returns as well as reinvestment of all dividends. The indexes are reweighted daily using the market capitalization on the previous trading day. The comparisons in the graph and table are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

PERFORMANCE GRAPH

	March 31, 2018	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023
Qorvo, Inc.	$100.00	$101.82	$114.54	$273.81	$172.48	$144.17
S&P 500	$100.00	$109.50	$101.86	$159.25	$184.17	$169.94
S&P 500 Semiconductors	$100.00	$104.83	$111.84	$197.39	$251.68	$244.15
The graph and the table above shall not be deemed "filed" with the SEC for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filings made by us with the SEC, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2023 to January 28, 2023	149	$97.42	149	$1,840.5
January 29, 2023 to February 25, 2023	212	104.43	212	1,818.4
February 26, 2023 to April 1, 2023	1,126	100.68	1,126	1,705.0
Total	1,487	$100.89	1,487	$1,705.0
On November 2, 2022, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statement of Stockholders' Equity and is excluded from amounts presented above.

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

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in three reportable operating segments: HPA, CSG and ACG. HPA is a leading global supplier of RF and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband and other markets. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular IoT, and MEMS-/BAW-based sensors. ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices.

The COVID-19 pandemic has continued to impact the semiconductor industry supply chain, causing uncertainty in customer demand, worldwide economies and financial markets. During fiscal 2023, we experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting, in part, from measures taken in China to control the COVID-19 pandemic and the war in Ukraine. As a result, we did not meet the minimum purchase commitments under a long-term capacity reservation agreement with a foundry supplier. In fiscal 2023, the purchase shortfall resulted in an impairment to the prepaid refundable deposit of $130.0 million, and we recorded additional reserves of approximately $20.0 million for inventory in excess of demand forecasts. Additionally, we assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall liability of $31.0 million. These transactions resulted in a total increase to cost of goods sold of $181.0 million in fiscal 2023.

As part of our ongoing efforts to focus on growth drivers and key markets and to streamline operations, in the fourth quarter of fiscal 2023, we began to seek strategic alternatives related to our non-core biotechnology business. Given the future funding requirements necessary to further develop its diagnostic testing solutions and achieve our desired results, we decided not to invest further in this business. Therefore, we determined that there was a more-likely-than-not expectation of selling or disposing of all, or a portion, of this reporting unit. An evaluation of the asset group within this reporting unit was performed which resulted in total restructuring charges of approximately $94.0 million. These charges included impairment of equipment and inventory of approximately $74.8 million, other charges of approximately $6.8 million, and a goodwill impairment charge of approximately $12.4 million.

Fiscal 2023 Financial Highlights

•Revenue decreased 23.2% in fiscal 2023 to $3,569.4 million, compared to $4,645.7 million in fiscal 2022, primarily due to ongoing global macroeconomic challenges (including measures taken in China to control the COVID-19 pandemic, the war in Ukraine and the negative impact of higher inflation) which resulted in lower demand for 5G handsets and other products, such as Wi-Fi components, power management and base station. Demand was also negatively impacted by ongoing efforts to consume channel inventories.

•Gross margin for fiscal 2023 was 36.3%, compared to 49.2% in fiscal 2022, primarily due to charges associated with a long-term capacity reservation agreement and factory underutilization resulting from lower production levels.

•Operating income was $183.2 million in fiscal 2023, compared to $1,226.1 million in fiscal 2022. This decrease was primarily due to lower revenue and lower gross margin, as well as higher operating expenses. Operating expenses increased primarily due to restructuring charges and headcount-related expenses (including stock-based compensation), partially offset by lower incentive-based compensation.

•Net income per diluted share was $1.00 for fiscal 2023, compared to net income per diluted share of $9.26 for fiscal 2022.

•Cash flows from operations was $843.2 million for fiscal 2023, compared to $1,049.2 million for fiscal 2022. This year-over-year decrease was primarily due to decreased profitability and changes in working capital.

•Capital expenditures were $159.0 million in fiscal 2023, compared to $213.5 million in fiscal 2022.

•We repurchased approximately 8.7 million shares of our common stock for approximately $862.2 million.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2023 and 2022 along with a year-over-year comparison. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, filed with the SEC on May 20, 2022, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended April 3, 2021 along with a year-over-year comparison between fiscal years 2022 and 2021.

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percentage Change
Revenue	$3,569,399	100.0%	$4,645,714	100.0%	$(1,076,315)	(23.2)%
Cost of goods sold	2,272,457	63.7	2,359,546	50.8	(87,089)	(3.7)
Gross profit	1,296,942	36.3	2,286,168	49.2	(989,226)	(43.3)
Research and development	649,841	18.2	623,636	13.4	26,205	4.2
Selling, general and administrative	358,790	10.1	349,718	7.5	9,072	2.6
Other operating expense	105,143	2.9	86,745	1.9	18,398	21.2
Operating income	$183,168	5.1%	$1,226,069	26.4%	$(1,042,901)	(85.1)%

Revenue

Revenue decreased primarily due to ongoing global macroeconomic challenges (including measures taken in China to control the COVID-19 pandemic, the war in Ukraine and the negative impact of higher inflation) which resulted in lower demand for 5G handsets and other products, such as Wi-Fi components, power management and base station. Demand was also negatively impacted by ongoing efforts to consume channel inventories. The decreased revenue was partially offset by higher demand for our defense products and incremental revenue from SiC-based power products resulting from the acquisition of United Silicon Carbide, Inc. ("United SiC").

We provide products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 37% and 33% of total revenue in fiscal years 2023 and 2022, respectively. Samsung accounted for approximately 12% and 11% of total revenue in fiscal years 2023 and 2022, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

International shipments amounted to $1,751.4 million in fiscal 2023 (approximately 49% of revenue) compared to $2,717.3 million in fiscal 2022 (approximately 58% of revenue). Shipments to Asia totaled $1,549.0 million in fiscal 2023 (approximately 43% of revenue) compared to $2,465.7 million in fiscal 2022 (approximately 53% of revenue).

Gross Margin

Gross margin decreased primarily due to charges associated with a long-term capacity reservation agreement, factory underutilization resulting from lower production levels, inventory charges related to demand fluctuations and supplier quality issues. These decreases to gross margin were partially offset by favorable changes in product mix.

Operating Expenses

Research and Development

R&D spending increased primarily due to headcount-related expenses, including stock-based compensation, as a result of our increased investment in developing new technologies and products. These increases were partially offset by lower incentive-based compensation.

Selling, General and Administrative

Selling, general and administrative expense increased primarily due to headcount-related expenses, including stock-based compensation. These increases were partially offset by lower incentive-based compensation.

Other Operating Expense

Other operating expense increased primarily due to restructuring related charges associated with our non-core biotechnology business. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information.

Operating Segments

High Performance Analog

	Fiscal Year		Increase (Decrease)
(In thousands, except percentages)	2023	2022	Dollars	Percentage Change
Revenue	$727,187	$707,395	$19,792	2.8%
Operating income	198,820	210,441	(11,621)	(5.5)
Operating income as a % of revenue	27.3%	29.7%

HPA revenue increased primarily due to higher demand for our defense products and incremental revenue from our SiC-based power products resulting from the acquisition of United SiC. These increases were partially offset by a decrease in demand for power management products supporting solid-state drives and power tools and base station products, driven by ongoing efforts to consume channel inventories.

HPA operating income decreased primarily due to effects from factory underutilization. Operating expenses increased primarily as a result of the addition of United SiC expenses, partially offset by lower incentive-based compensation.

Connectivity and Sensors Group

	Fiscal Year		Decrease
(In thousands, except percentages)	2023	2022	Dollars	Percentage Change
Revenue	$474,364	$703,881	$(229,517)	(32.6)%
Operating (loss) income	(72,080)	107,814	(179,894)	(166.9)
Operating (loss) income as a % of revenue	(15.2)%	15.3%

CSG revenue decreased primarily due to a decrease in end market demand for Wi-Fi components, in addition to ongoing efforts to consume channel inventories.

CSG operating income decreased primarily due to lower revenue, factory underutilization and higher inventory charges. Operating expenses increased primarily due to headcount-related expenses as a result of our increased investment in developing new technologies and products.

Advanced Cellular Group

	Fiscal Year		Decrease
(In thousands, except percentages)	2023	2022	Dollars	Percentage Change
Revenue	$2,367,848	$3,234,438	$(866,590)	(26.8)%
Operating income	627,708	1,233,388	(605,680)	(49.1)
Operating income as a % of revenue	26.5%	38.1%

ACG revenue decreased primarily due to ongoing global macroeconomic challenges (including measures taken in China to control the COVID-19 pandemic, the war in Ukraine and the negative impact of higher inflation) which resulted in lower demand for 5G handsets. Demand for ACG products was also negatively impacted by ongoing efforts to consume channel inventories.

ACG operating income decreased primarily due to lower revenue, factory underutilization resulting from lower production levels, as well as inventory charges related to demand fluctuations and supplier quality issues. Operating expenses increased primarily due to headcount-related expenses as a result of increased investment in developing new technologies and products. These decreases to operating income were partially offset by favorable changes in product mix.

Refer to Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2023, 2022 and 2021.

INTEREST, OTHER INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2023	2022
Interest expense	$(68,463)	$(63,326)
Other income, net	9,924	18,341
Income tax expense	(21,477)	(147,731)

Interest expense

During fiscal 2023, we recorded interest expense primarily related to the 4.375% senior notes due 2029 (the "2029 Notes"), the 3.375% senior notes due 2031 (the "2031 Notes"), and the 1.750% senior notes due 2024 (the "2024 Notes"). During fiscal 2022, we recorded interest expense primarily related to the 2029 Notes and the 2031 Notes. Interest expense in the preceding table for fiscal years 2023 and 2022 is net of capitalized interest of $3.9 million and $3.7 million, respectively.

Other income, net

During fiscal 2023, we recorded interest income of $21.1 million, losses of $4.2 million based on our share of the earnings from our limited partnership investments, and impairments and losses of $7.8 million from other investments.

During fiscal 2022, we recorded income of $12.0 million based on our share of the earnings from our limited partnership investments, net gains of $2.7 million from other investments, and interest income of $2.7 million.

Income tax expense

Income tax expense for fiscal 2023 was $21.5 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income and the impact of the Tax Act's GILTI provisions (including the effects of the capitalization and amortization of research and development expenses which were previously expensed for U.S. tax purposes), offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. This resulted in an annual effective tax rate of 17.2% for fiscal 2023.

Income tax expense for fiscal 2022 was $147.7 million, which was primarily comprised of tax expense related to domestic and international operations generating pre-tax book income (exclusive of nondeductible expenses associated with acquisition related adjustments), the impact of the Tax Act's GILTI provisions, and an increase in gross unrecognized tax benefits, offset by a tax benefit related to international operations generating pre-tax book losses and domestic tax credits. This resulted in an annual effective tax rate of 12.5% for fiscal 2022.

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2023 and 2022, the valuation allowance against domestic and foreign deferred tax assets was $35.9 million and $36.3 million, respectively.

Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

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

As of April 1, 2023, total remaining unearned compensation cost related to unvested restricted stock units was $137.6 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of April 1, 2023, we had working capital of approximately $1,474.0 million, including $808.8 million in cash and cash equivalents, compared to working capital of approximately $1,774.7 million, including $972.6 million in cash and cash equivalents, as of April 2, 2022.

Our $808.8 million of total cash and cash equivalents as of April 1, 2023, includes $554.7 million held by our foreign subsidiaries, of which $365.6 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Credit Agreement

On September 29, 2020, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million, and included a senior term loan, that was fully repaid in fiscal 2022. The Revolving Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

During fiscal years 2023 and 2022, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of April 1, 2023, we were in compliance with these covenants. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information about the Credit Agreement, including applicable interest rates.

Stock Repurchases

On November 2, 2022, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice.

During fiscal years 2023, 2022 and 2021, we repurchased approximately 8.7 million shares, 7.3 million shares and 3.6 million shares of our common stock for approximately $862.2 million, $1,152.3 million and $515.1 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of April 1, 2023, approximately $1,705.0 million remains available for repurchases under the current share repurchase program. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2023 generated cash of $843.2 million, compared to $1,049.2 million in fiscal 2022. This decrease in cash provided by operating activities was primarily due to decreased profitability, partially offset by changes in working capital. In fiscal 2022, cash provided by operating activities was impacted by an increase in prepaid expenses primarily due to prepayments of certain fees and deposits associated with a long-term capacity reservation agreement.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2023 was $153.4 million, compared to $596.0 million in fiscal 2022. We did not acquire any businesses in fiscal 2023, while in fiscal 2022 we completed the acquisitions of NextInput, Inc. and United SiC which resulted in net cash outflows of $389.1 million. In addition, our cash outflows for capital expenditures decreased in fiscal 2023.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2023 was $853.4 million, compared to $875.5 million in fiscal 2022. We did not record any significant debt activity in fiscal 2023, while in fiscal 2022 we received proceeds of $499.1 million from the issuance of the 2024 Notes and repaid a term loan balance of $197.5 million. In addition, less cash was used for stock repurchases in fiscal 2023.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash and cash equivalents and availability from our Revolving Facility and term loans, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our revenue grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that additional debt or equity financing, if required, will be available on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 1, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Fiscal Period
	Total Payments	2024	2025-2026	2027-2028	2029 and thereafter
Capital commitments (1)	$79,987	$63,003	$16,984	$—	$—
Purchase obligations (2)	1,203,691	594,114	567,094	42,483	—
Leases	102,162	22,408	33,258	24,091	22,405
Long-term debt obligations (3)	2,516,813	57,750	630,375	133,438	1,695,250
Total	$3,902,653	$737,275	$1,247,711	$200,012	$1,717,655
(1) Capital commitments represent obligations for the purchase of property and equipment, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 1, 2023.
(2) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of April 1, 2023. Refer to Note 11 of the Notes to Consolidated Financial Statements for further information.
(3) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2024 Notes, the 2029 Notes and the 2031 Notes, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of April 1, 2023. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information.

Other Contractual Obligations

As of April 1, 2023, in addition to the amounts shown in the contractual obligations table above, we have $21.0 million of unrecognized income tax benefits and accrued interest and penalties which have been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax that we elected to pay over eight years which has been recorded as a liability. The remaining obligation of $4.8 million is to be paid over the next three years.

As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have two pension plans in Germany with a combined benefit obligation of approximately $9.4 million as of April 1, 2023. Pension benefit payments are not included in the schedule above due to the uncertainty regarding the amount and timing of any future cash outflows. Pension benefit payments were approximately $0.3 million in fiscal 2023 and are expected to be approximately $0.4 million in fiscal 2024.

We also offer a non-qualified deferred compensation plan to eligible participants to defer and invest a specified percentage of their cash compensation. We record an obligation under the plan for the distributions to be made to participants upon certain triggering events. Although participants are required to make distribution elections at the time of enrollment, the amount and timing of any future cash outflows is uncertain until such triggering events occur. The total deferred compensation obligation as of April 1, 2023 was $40.7 million, of which $1.6 million is estimated to be paid in fiscal 2024. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information.

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

Summarized Balance Sheets (in thousands)	April 1, 2023	April 2, 2022
ASSETS
Current assets (1)	$972,989	$771,528
Non-current assets	2,398,287	2,624,454

LIABILITIES
Current liabilities	$296,049	$241,674
Long-term liabilities (2)	2,689,824	2,634,501
(1) Includes net amounts due from Non-Guarantor subsidiaries of $379.5 million and $286.8 million as of April 1, 2023 and April 2, 2022, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $509.1 million and $433.5 million as of April 1, 2023 and April 2, 2022, respectively.

Summarized Statement of Income (in thousands)	Fiscal 2023
Revenue	$889,727
Gross profit	(54,576)
Net loss	(372,643)

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could materially differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective. Refer to Note 1 of the Notes to Consolidated Financial Statements.

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

These valuations and estimates require significant judgment. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted.

Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding our inventories.

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

The process of evaluating property and equipment for impairment is highly subjective and requires significant judgment as we are required to make assumptions about items such as future demand for our products and industry trends. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our property and equipment.

Business Acquisitions. We allocate the fair value of the purchase price to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded to goodwill. Goodwill is assigned to the reporting unit that is expected to benefit from the synergies of the business combination.

A number of significant assumptions, estimates and judgments are used in determining the fair value of acquired assets and liabilities, particularly with respect to the intangible assets acquired. The valuation of intangible assets requires the use of valuation techniques such as the income approach. The income approach includes management’s estimation of future cash flows (including expected revenue growth rates and profitability), the underlying product or technology life cycles and the discount rates applied to future cash flows.

Judgment is also required in estimating the fair values of deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date, as well as inventory, property and equipment, pre-existing liabilities or legal claims, deferred revenue and contingent consideration, each as may be applicable.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any purchase price adjustments are recorded to the income statement.

Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information regarding our business acquisitions.

Goodwill Impairment Testing. Goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the first day of our fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate the carrying amount of the goodwill may not be recovered. Under ASC 350, "Intangibles - Goodwill and Other," we have the option to first assess qualitatively whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, including goodwill. If qualitative assessments conclude it is more likely than not the fair value of any reporting unit is less than its carrying value, quantitative assessments are performed on the applicable reporting units. Inherent in the fair value determinations are significant judgments and estimates, including assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations.

During the second quarter of fiscal 2023, we updated our organizational structure to more closely align similar technologies and applications with customers and end markets (the "Reorganization"). Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our new organizational structure. Prior to the Reorganization ("Pre-Reorganization"), we operated under two segments with a total of five reporting units and subsequent to the Reorganization ("Post-Reorganization") we are operating under three segments with a total of eight reporting units. In accordance with ASC 350, we performed quantitative impairment assessments on each reporting unit immediately before and after the change in organizational structure.

Our quantitative assessments considered the income approach and the market approach to estimate each reporting unit’s fair value. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics. The resulting fair value, based on the income and market approaches, is then compared to the carrying value to determine if impairment is necessary.

Based on the Pre-Reorganization quantitative assessment performed on July 2, 2022, management concluded there was no goodwill impairment. Based on the Post-Reorganization quantitative analysis performed on July 3, 2022 (the "Quantitative Analysis"), it was determined the fair value of five of our eight reporting units significantly exceeded their carrying values. Therefore, for our annual goodwill impairment assessment that was performed as of January 1, 2023, we opted to perform a qualitative impairment assessment for the goodwill related to these five reporting units. We concluded based on the relevant facts and circumstances, including the Quantitative Analysis performed, it was more likely than not that the fair value of each of these reporting units exceeded their related carrying value and no further impairment testing was required. In addition, based on the Quantitative Analysis, it was determined the fair value of three of our eight reporting units did not significantly exceed their carrying values. Therefore, we performed additional quantitative analyses on two of these reporting units as part of our qualitative analysis and concluded that based on the relevant facts and circumstances, it was more likely than not that the fair value of each of these reporting units exceeded their related carrying value and no further impairment testing was required.

As part of our ongoing efforts to focus on growth drivers and key markets and to streamline operations, in the fourth quarter of fiscal 2023, we began to seek strategic alternatives for the third reporting unit (our non-core biotechnology business). Given the future funding requirements necessary to further develop its diagnostic testing solutions and achieve our desired results, we decided not to invest further in this business. Therefore, we determined that there was a more-likely-than-not expectation of selling or disposing of all, or a portion, of this reporting unit. Based on these facts and circumstances, we determined that the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of approximately $12.4 million (representing the entire goodwill assigned to this reporting unit), which is recorded in "Other operating expense" in the Consolidated Statement of Income for the fiscal year ended April 1, 2023.

In fiscal 2022 (based on the Pre-Reorganization structure), we completed our annual qualitative assessments and concluded that based on the relevant events and circumstances, it was more likely than not that four of our five reporting units’ fair values exceeded their related carrying values. However, for one of our reporting units a quantitative assessment was performed which resulted in a goodwill impairment charge of approximately $48.0 million, which is recorded in "Other operating expense" in the Consolidated Statement of Income.

Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our goodwill and intangible assets.

Identified Intangible Assets. We amortize definite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful lives. Upon completion of development, in-process research and development ("IPRD") assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to research and development ("R&D").

We evaluate definite-lived intangible assets for impairment to determine whether facts and circumstances indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and occur in the period in which the impairment determination was made. When measuring impairment, we make significant assumptions and apply judgment in estimating future cash flows and asset fair values, including annual revenue growth rates and a terminal year growth rate that reflects the inherent risk in future cash flows. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.

No definite-lived intangible asset impairment charges were recorded in fiscal years 2023 or 2022.

Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our identified intangible assets.

Purchase Obligations. We evaluate material purchase obligations each reporting period to assess whether our contractual commitments exceed our current and long-term forecast. These evaluations include consideration of customer forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends.

In fiscal 2022, we entered into a long-term capacity reservation agreement with a foundry supplier (which was later amended in fiscal 2023) that requires us to purchase, and the foundry supplier to supply, a certain number of wafers through calendar year 2026. In connection with this agreement, we paid an upfront refundable deposit, and if the purchase commitments per the agreement were not met, under certain circumstances the supplier could deduct the amount of purchase shortfall amounts from the prepaid refundable deposit at the end of each calendar year.

We experienced unexpectedly weakened demand in fiscal 2023 and did not meet the minimum purchase commitments under the amended long-term capacity reservation agreement, which resulted in impairments to the prepaid refundable deposit, additional inventory reserves for inventory in excess of demand forecasts, and a liability for the estimated purchase commitment shortfall over the remaining term of the agreement.

To the extent that our assumptions pertaining to anticipated future demand are incorrect or there are further declines in customer forecasts, additional charges may be recorded in future periods, which would have a negative impact on our gross margin and other operating results.

Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. A majority of our revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions.

We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment. For example, for arrangements that have multiple performance obligations, we must exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the stand-alone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Refer to Note 1 of the Notes to Consolidated Financial Statements for a complete discussion of our revenue recognition policies.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding changes in the valuation allowance and net deferred tax assets.

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

Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

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

Interest Rate Risk

We may be exposed to interest rate risk via the terms of our Revolving Facility and term loans. If the Revolving Facility were to be drawn or a term loan were to be requested, it would bear interest at a variable rate. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information. As of April 1, 2023, we did not have any outstanding borrowings under the Revolving Facility.

Foreign Currency Exchange Rate Risk

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia, Central America and Europe, and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Renminbi, and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign currency exchange risk in part through operational means.

For fiscal 2023, we incurred a foreign currency loss of $0.6 million as compared to a loss of $1.5 million in fiscal 2022, which is recorded in "Other income (expense), net."

Our financial instrument holdings, including foreign receivables, cash and payables at April 1, 2023, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.5 million in fiscal 2023. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $2.0 million in fiscal 2023.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to equity market price risk. Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investments.  As of April 1, 2023, our marketable equity investments were immaterial. Refer to Note 7 of the Notes to Consolidated Financial Statements for further information.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	April 1, 2023	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$808,757	$972,592
Accounts receivable, net of allowance of $369 and $402 as of April 1, 2023 and April 2, 2022, respectively	304,519	568,850
Inventories	796,596	755,748
Prepaid expenses	46,684	49,839
Other receivables	26,535	32,151
Other current assets	46,703	70,685
Total current assets	2,029,794	2,449,865
Property and equipment, net	1,149,806	1,253,591
Goodwill	2,760,813	2,775,634
Intangible assets, net	537,703	674,786
Long-term investments	20,406	31,086
Other non-current assets	193,381	324,110
Total assets	$6,691,903	$7,509,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,701	$327,915
Accrued liabilities	222,463	240,186
Other current liabilities	122,599	107,026
Total current liabilities	555,763	675,127
Long-term debt	2,048,073	2,047,098
Other long-term liabilities	185,273	233,629
Total liabilities	2,789,109	2,955,854
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 98,649 and 106,303 shares issued and outstanding at April 1, 2023 and April 2, 2022, respectively	3,821,474	4,035,849
Accumulated other comprehensive (loss) income	(3,175)	5,232
Retained earnings	84,495	512,137
Total stockholders’ equity	3,902,794	4,553,218
Total liabilities and stockholders’ equity	$6,691,903	$7,509,072

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year
	2023	2022	2021

Revenue	$3,569,399	$4,645,714	$4,015,307
Cost of goods sold	2,272,457	2,359,546	2,131,741
Gross profit	1,296,942	2,286,168	1,883,566

Operating expenses:
Research and development	649,841	623,636	570,395
Selling, general and administrative	358,790	349,718	367,238
Other operating expense	105,143	86,745	39,306
Total operating expenses	1,113,774	1,060,099	976,939
Operating income	183,168	1,226,069	906,627

Interest expense	(68,463)	(63,326)	(75,198)
Other income (expense), net	9,924	18,341	(24,049)
Income before income taxes	124,629	1,181,084	807,380

Income tax expense	(21,477)	(147,731)	(73,769)
Net income	$103,152	$1,033,353	$733,611

Net income per share:
Basic	$1.01	$9.38	$6.43
Diluted	$1.00	$9.26	$6.32

Weighted-average shares of common stock outstanding:
Basic	102,206	110,196	114,034
Diluted	103,019	111,546	116,016

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year
	2023	2022	2021
Net income	$103,152	$1,033,353	$733,611
Other comprehensive (loss) income, net of tax:
Change in pension liability	1,836	857	(597)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(10,254)	(25,033)	27,859
Reclassification adjustments, net of tax:
Foreign currency (gain) loss realized upon liquidation of subsidiary	(25)	(359)	16
Amortization of pension actuarial loss	36	118	83
Other comprehensive (loss) income	(8,407)	(24,417)	27,361
Total comprehensive income	$94,745	$1,008,936	$760,972

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
	Shares	Amount			Total
Balance, March 28, 2020	114,625	$4,290,377	$2,288	$—	$4,292,665
Net income	—	—	—	733,611	733,611
Other comprehensive income	—	—	27,361	—	27,361
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	1,157	(29,163)	—	—	(29,163)
Issuance of common stock in connection with employee stock purchase plan	417	31,366	—	—	31,366
Cumulative-effect adoption of ASU 2016-13	—	—	—	(38)	(38)
Repurchase of common stock, including transaction costs	(3,642)	(136,568)	—	(378,516)	(515,084)
Stock-based compensation	—	88,728	—	—	88,728
Other	—	—	—	(21)	(21)
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	1,033,353	1,033,353
Other comprehensive loss	—	—	(24,417)	—	(24,417)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	779	(49,798)	—	—	(49,798)
Issuance of common stock in connection with employee stock purchase plan	273	33,288	—	—	33,288
Repurchase of common stock, including transaction costs	(7,306)	(276,035)	—	(876,252)	(1,152,287)
Stock-based compensation	—	83,654	—	—	83,654
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	103,152	103,152
Other comprehensive loss	—	—	(8,407)	—	(8,407)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	665	(20,847)	—	—	(20,847)
Issuance of common stock in connection with employee stock purchase plan	345	30,169	—	—	30,169
Repurchase of common stock, including transaction costs and excise tax	(8,664)	(331,406)	—	(530,794)	(862,200)
Stock-based compensation	—	107,709	—	—	107,709
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net income	$103,152	$1,033,353	$733,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,423	210,949	203,206
Intangible assets amortization	132,425	150,466	252,898
Loss on debt extinguishment	—	744	61,991
Deferred income taxes	(66,145)	31,875	(18,136)
Asset impairments	227,101	—	5,281
Goodwill impairment	12,411	48,000	—
Stock-based compensation expense	105,580	83,507	89,322
Other, net	25,299	14,150	(4,657)
Changes in operating assets and liabilities:
Accounts receivable, net	264,781	(107,896)	(91,275)
Inventories	(81,450)	(236,196)	9,390
Prepaid expenses and other assets	43,240	(176,742)	(18,490)
Accounts payable	(115,495)	33,950	34,201
Accrued liabilities	(17,613)	(11,815)	30,671
Income taxes payable and receivable	(33,240)	(3,139)	34,618
Other liabilities	36,762	(21,963)	(20,778)
Net cash provided by operating activities	843,231	1,049,243	1,301,853
Cash flows from investing activities:
Purchases of property and equipment	(158,953)	(213,466)	(186,960)
Purchases of businesses, net of cash acquired	(95)	(389,136)	(47,069)
Other investing activities	5,639	6,646	15,371
Net cash used in investing activities	(153,409)	(595,956)	(218,658)
Cash flows from financing activities:
Repurchase and payment of debt	—	(197,500)	(1,087,994)
Proceeds from borrowings and debt issuances	—	499,070	1,206,750
Repurchase of common stock, including transaction costs	(861,751)	(1,152,287)	(515,084)
Proceeds from the issuance of common stock	32,507	38,303	42,598
Tax withholding paid on behalf of employees for restricted stock units	(23,415)	(53,382)	(38,658)
Other financing activities	(694)	(9,714)	(9,535)
Net cash used in financing activities	(853,353)	(875,510)	(401,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	(3,281)	1,425
Net (decrease) increase in cash, cash equivalents and restricted cash	(163,862)	(425,504)	682,697
Cash, cash equivalents and restricted cash at the beginning of the period	972,805	1,398,309	715,612
Cash, cash equivalents and restricted cash at the end of the period	$808,943	$972,805	$1,398,309

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$808,757	$972,592	$1,397,880
Restricted cash included in "Other current assets" and "Other non-current assets"	186	213	429
Total cash, cash equivalents and restricted cash	$808,943	$972,805	$1,398,309

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$66,115	$59,393	$81,232
Cash paid during the year for income taxes, net of refunds	$105,788	$125,322	$53,236
Capital expenditures included in liabilities	$33,107	$36,069	$56,469

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 1, 2023
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. ("the Company") is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets. Qorvo, Inc. was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

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

During the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align technologies and applications with customers and end markets. Prior to this organizational change, the Company operated under two segments (Mobile Products ("MP") and Infrastructure and Defense Products ("IDP")), and subsequent to this organizational change, the Company is operating under three segments (High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG")). Refer to Note 17 for additional information regarding the new organizational structure.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts (including prior period segment results) have been reclassified to conform to the fiscal 2023 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 1, 2023, April 2, 2022 and April 3, 2021. Fiscal years 2023 and 2022 were 52-week years, and fiscal 2021 was a 53-week year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. The inputs into certain of these estimates and assumptions include the consideration of the impact of the COVID-19 pandemic and other macroeconomic factors. Actual results could differ materially from these estimates, and such differences could affect the operations reported in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.

Investments

Marketable equity securities consist of common stock in publicly traded companies and are carried at fair value with both the realized and unrealized gains and losses reported in "Other income (expense), net."  Fair values of publicly traded equity securities are determined using quoted prices in active markets. The marketable equity securities are

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
classified as short-term based on their highly liquid nature and are recorded in "Other current assets" in the Consolidated Balance Sheets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). Cost includes labor, materials and manufacturing overhead related to the purchase and production of inventories. In accordance with Accounting Standards Codification ("ASC") 330, "Inventory" ("ASC 330"), abnormal manufacturing costs are charged to "Cost of goods sold" in the period incurred rather than as a portion of inventory cost.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve.

Product Warranty

The Company generally sells products with a limited warranty against defects in materials and workmanship and non-conformance to applicable specifications. The majority of the Company’s product warranty claims are settled through the return of the defective product and the shipment of replacement product. Accruals are estimated based upon both historical experience as well as specifically identified claims. If there is a significant increase in the rate of customer claims compared with the Company's historical experience or if the Company's estimates of probable losses relating to specifically identified warranty exposures require revision, the Company may record a charge against future cost of sales. Product warranty accruals and related expenses were immaterial for the periods presented.

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

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company's agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. The Company elected the practical expedient not to separate lease and non-lease components for substantially all of its classes of leases and to account for the combined lease and non-lease components as a single lease component. In

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
addition, the Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet.

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

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any purchase price adjustments are recognized in the Consolidated Statement of Income.

Goodwill Impairment Testing

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

If qualitative assessments conclude that it is more likely than not that the fair value of any reporting unit is less than its carrying value, quantitative assessments are performed on the applicable reporting units. The quantitative assessments consider both the income and market approaches to estimate the fair value of a reporting unit. The income approach is based on the discounted cash flow method that uses estimates of the reporting unit's forecasted future financial performance including revenue, operating expenses, taxes and capital expenditures. These estimates are developed as part of the Company's long-term planning process based on assumed market segment growth rates and its assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the cash flows. The market

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
approach is based on financial multiples (i.e., multiples of revenue or earnings before income taxes, depreciation and amortization) of comparable companies.

Refer to Note 6 for additional information regarding goodwill and intangible asset impairment testing.

Identified Intangible Assets

The Company amortizes definite-lived intangible assets (including developed technology, customer relationships, technology licenses, backlog and trade names) over their estimated useful lives. IPRD assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition and are initially not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

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

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is less than 4% of overall revenue. The Company applies a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. There have been no material impairment losses on accounts receivable for fiscal years 2023, 2022 or 2021. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of April 1, 2023 and April 2, 2022.

The Company invoices customers upon shipment and recognizes revenue in accordance with delivery terms. As of April 1, 2023, the Company had $167.8 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

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

A more-likely-than-not recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in its financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

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

As of April 1, 2023, total remaining unearned compensation cost related to unvested restricted stock units was $137.6 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenue and expenses are translated using the weighted-average exchange rates throughout the year. Translation adjustments are shown separately as a component of "Accumulated other comprehensive (loss) income" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other income (expense), net" in the Consolidated Statements of Income.

Supplemental Financial Information

The "Accrued liabilities" balance as of April 1, 2023 and April 2, 2022, includes accrued compensation and benefits of $92.9 million and $113.6 million, respectively, and accrued rebates of $42.8 million and $33.1 million, respectively.

The "Other current liabilities" balance as of April 1, 2023 includes income taxes payable of $63.6 million and contingent consideration related to the acquisition of United Silicon Carbide, Inc. ("United SiC") of $31.3 million. The "Other current liabilities" balances as of April 2, 2022 includes income taxes payable of $87.8 million.

Recent Accounting Pronouncements and Other Developments

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance" to increase transparency about certain government assistance or grants received by a business entity. This new guidance requires the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The Company adopted ASU 2021-10 on April 3, 2022.

From time to time, the Company receives cash grants and tax abatements from U.S. federal and state governments and non-U.S. governments which, in most cases, attach conditions for a specific duration period and generally relate to hiring employees, the construction or acquisition of assets or to developing specific technologies. If conditions are not satisfied, or the duration period for the agreement is infringed, the incentives are subject to reduction, termination, or recapture.

The Company's accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions, including the required spending attached to the incentive are achieved and the Company is expected to complete any further requirements. A grant that compensates for operational expenses is recognized as a reduction from the nature of the expense the grant is designated to offset. A grant related to property, plant and equipment investments is recognized as a reduction to the cost-basis of the underlying assets with an ongoing reduction to depreciation expense based on the useful lives of the related assets. During fiscal 2023, the Company received a nominal amount related to these programs.

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company is evaluating the provisions of the new law and its potential impact to the Company.

In August 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for tax years beginning after December 31, 2022. In addition, the IRA also introduced a nondeductible 1% excise tax on a publicly traded corporation for the net value of certain stock

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
repurchases during the tax year (effective for repurchases after December 31, 2022). In the fourth quarter of fiscal 2023, the Company's calculated excise tax was immaterial and was recognized as part of the cost basis of shares acquired in the Consolidated Statement of Stockholders' Equity.

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

The Company provides products to its largest end customer, Apple Inc., through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 37%, 33% and 30% of total revenue in fiscal years 2023, 2022 and 2021, respectively. Samsung Electronics Co., Ltd., accounted for approximately 12%, 11% and 7% of total revenue in fiscal years 2023, 2022 and 2021, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices from the Company's ACG segment.

The Company's three largest accounts receivable balances comprised approximately 54% and 57% of aggregate gross accounts receivable as of April 1, 2023 and April 2, 2022, respectively.

3.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	April 1, 2023	April 2, 2022
Raw materials	$264,367	$236,095
Work in process	345,545	357,332
Finished goods	186,684	162,321
Total inventories	$796,596	$755,748

4.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	April 1, 2023	April 2, 2022
Land	$25,842	$25,842
Building and leasehold improvements	463,888	432,305
Machinery and equipment	2,430,307	2,401,735
Construction in progress	130,086	128,317
Total property and equipment, gross	3,050,123	2,988,199
Less accumulated depreciation	(1,900,317)	(1,734,608)
Total property and equipment, net	$1,149,806	$1,253,591

5.    BUSINESS ACQUISITIONS

During fiscal 2022, the Company completed the acquisitions of United SiC and NextInput, Inc. ("NextInput"). During fiscal 2021, the Company completed the acquisition of 7Hugs Labs S.A.S. ("7Hugs"). The goodwill

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

resulting from these acquisitions is attributed to synergies and other benefits that are generated from these transactions.

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

The purchase price comprised cash consideration of $227.2 million and contingent consideration of up to $31.3 million which is to be paid to the sellers during the first quarter of fiscal 2024 (in accordance with the terms of the acquisition agreement) due to the achievement of certain revenue and gross margin targets over the period beginning on the acquisition date through December 31, 2022. The estimated fair value of the contingent consideration liability was $9.5 million as of the acquisition date. At April 2, 2022, the contingent consideration liability was remeasured to a fair value of $17.6 million and is included in "Other long-term liabilities" in the Consolidated Balance Sheet. The maximum contingent consideration of $31.3 million has been earned and is included in "Other current liabilities" in the Consolidated Balance Sheet as of April 1, 2023, with the increase in fair value recognized in "Other operating expense" in the Consolidated Statement of Income. Refer to Note 7 for further information related to the fair value measurement.

During fiscal years 2023 and 2022, the Company recorded acquisition and integration related costs associated with the acquisition of United SiC totaling $14.6 million and $12.2 million, respectively, in "Other operating expense" in the Consolidated Statements of Income. During fiscal 2022, the Company also recorded $3.6 million of acquisition and integration related costs in "Cost of goods sold" in the Consolidated Statement of Income.

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

During fiscal years 2023, 2022 and 2021, the Company recorded acquisition and integration related costs associated with the acquisition of NextInput totaling $2.1 million, $2.7 million and $1.8 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

In connection with the Company's fiscal 2022 annual qualitative goodwill impairment assessment, it was determined that the market adoption of the acquired NextInput technology into mobile handsets was expected to be delayed compared to the previous assumptions. As a result, the Company completed a quantitative assessment of its reporting unit, which resulted in a goodwill impairment charge of $48.0 million.

7Hugs Labs S.A.S.

In fiscal 2021, the Company acquired all the outstanding equity interests of 7Hugs, a private developer of ultra-wideband ("UWB") software and solutions, for a total cash purchase price of $48.7 million.

During fiscal years 2023, 2022 and 2021, the Company recorded acquisition and integration related costs associated with the acquisition of 7Hugs totaling $0.1 million, $0.2 million and $2.4 million, respectively, in "Other operating expense" in the Consolidated Statements of Income.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Acquisitions

The Company recorded additional acquisition and integration related costs in fiscal years 2023, 2022 and 2021 of $4.1 million, $7.0 million and $23.1 million, respectively, resulting from businesses acquired in fiscal 2020. These costs, which primarily relate to ongoing compensation arrangements, are included in "Other operating expense" in the Consolidated Statements of Income.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2023 are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 2, 2022 (1)	$501,899	$539,875	$1,733,860	$2,775,634
NextInput measurement period adjustments	—	572	—	572
United SiC measurement period adjustments	(297)	—	—	(297)
Goodwill impairment	—	(12,411)	—	(12,411)
Effect of changes in foreign currency exchange rates	—	(2,685)	—	(2,685)
Balance as of April 1, 2023(1)	$501,602	$525,351	$1,733,860	$2,760,813
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $682.0 million and $669.6 million as of April 1, 2023 and April 2, 2022, respectively, which were recognized in fiscal years 2009, 2013, 2014 2022 and 2023.

During the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align technologies and applications with customers and end markets. Prior to the Reorganization ("Pre-Reorganization"), the Company operated under two segments with a total of five reporting units and subsequent to the Reorganization ("Post-Reorganization"), it is operating under three segments with a total of eight reporting units. In accordance with ASC 350, quantitative impairment assessments on each reporting unit were performed immediately before and after the change in organizational structure.

Based on the Pre-Reorganization quantitative assessment performed on July 2, 2022, management concluded there was no goodwill impairment. Based on the Post-Reorganization quantitative analysis performed on July 3, 2022 (the "Quantitative Analysis"), it was determined the fair value of five of the eight reporting units significantly exceeded their carrying values. Therefore, for the annual goodwill impairment assessment that was performed as of January 1, 2023, the Company opted to perform a qualitative impairment assessment for the goodwill related to these five reporting units. The Company concluded based on the relevant facts and circumstances, including the Quantitative Analysis performed, it was more likely than not that the fair value of each of these reporting units exceeded their related carrying value and no further impairment testing was required. In addition, based on the Quantitative Analysis, it was determined the fair value of three of the eight reporting units did not significantly exceed their carrying values. Therefore, the Company performed additional quantitative analyses on two of these reporting units and concluded that based on the relevant facts and circumstances, it was more likely than not that the fair value of each of these reporting units exceeded their related carrying value and no further impairment testing was required.

As part of ongoing efforts to focus on growth drivers and key markets and to streamline operations, in the fourth quarter of fiscal 2023, the Company began to seek strategic alternatives for the third reporting unit (the Company's non-core biotechnology business). Given the future funding requirements necessary to further develop its diagnostic testing solutions and achieve the desired results, the Company decided not to invest further in this business. Therefore, the Company determined that there was a more-likely-than-not expectation of selling or disposing of all, or a portion, of this reporting unit, and impairment testing was triggered. An evaluation of the asset group within this reporting unit was performed which resulted in an impairment of equipment and inventory (refer to Note 12 for additional information). Based on these facts and circumstances, the Company determined the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of $12.4 million (representing the entire goodwill assigned to this reporting unit).

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In fiscal 2022, the Company recorded a goodwill impairment charge of $48.0 million related to its NextInput business. This charge in recorded in "Other operating expense" in the fiscal 2022 Consolidated Statement of Income.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	April 1, 2023		April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$872,106	$382,448	$1,026,690	$420,255
Customer relationships	104,616	67,485	104,778	47,208
Technology licenses	1,664	513	2,641	2,169
Trade names	910	789	1,933	1,358
IPRD	9,642	N/A	9,734	N/A
Total (1)	$988,938	$451,235	$1,145,776	$470,990
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets. No definite-lived intangible asset impairment charges were recorded for fiscal years 2023 or 2022.

Total intangible assets amortization expense was $132.4 million, $150.5 million and $252.9 million in fiscal years 2023, 2022 and 2021, respectively.

The following table provides the Company's estimated amortization expense for intangible assets for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2024	$121,000
2025	105,000
2026	95,000
2027	82,000
2028	54,000

7.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments as of April 1, 2023 and April 2, 2022 were $20.4 million and $27.1 million, respectively, and are classified as "Long-term investments" in the Consolidated Balance Sheets. During fiscal years 2023, 2022 and 2021, the Company recorded a loss of $4.2 million and income of $12.0 million and $21.5 million, respectively, based on its share of the limited partnerships' earnings in "Other income (expense), net" in the Consolidated Statements of Income. The Company received cash distributions totaling $2.5 million, $14.8 million and $5.9 million during fiscal years 2023, 2022 and 2021, respectively. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Consolidated Statements of Cash Flows.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities measured on a recurring basis (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 1, 2023
Marketable equity securities	$1,094	$1,094	$—	$—
Invested funds in deferred compensation plan (1)	40,653	40,653	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)

April 2, 2022
Marketable equity securities	$2,906	$2,906	$—	$—
Invested funds in deferred compensation plan (1)	39,356	39,356	—	—
Contingent earn-out liability (2)	(17,600)	—	—	(17,600)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share as determined by quoted active market prices of the underlying investments. Refer to Note 10 for further information on the Company's non-qualified deferred compensation plan.
(2) The fair value of the contingent consideration liability which related to the acquisition of United SiC (refer to Note 5) was equal to the maximum amount payable at April 1, 2023 and was estimated using an option pricing model at April 2, 2022.

8. LEASES

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Operating leases are classified as follows (in thousands):

	April 1, 2023	April 2, 2022
Other non-current assets	$83,490	$73,683
Other current liabilities	19,357	17,393
Other long-term liabilities	69,156	61,511

Details of operating leases are as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Operating lease expense	$20,162	$19,178	$17,382
Short-term lease expense	7,798	7,726	7,062
Variable lease expense	5,386	4,886	3,972

Cash paid for amounts included in the measurement of operating lease liabilities	21,480	20,536	18,697

Right-of-use assets obtained in exchange for new operating lease liabilities	28,940	29,210	12,899

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted-average remaining lease term and weighted-average discount rate for operating leases are as follows:

	April 1, 2023	April 2, 2022
Weighted-average remaining lease term (years)	6.5	6.9
Weighted-average discount rate	3.98%	2.99%

The aggregate future lease payments for operating leases as of April 1, 2023 are as follows (in thousands):

Fiscal Year	Lease Payments
2024	$22,037
2025	17,516
2026	15,270
2027	12,350
2028	11,270
Thereafter	21,150
Total future lease payments	99,593
Less imputed interest	(11,080)
Present value of lease liabilities	$88,513

9.    LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	April 1, 2023	April 2, 2022
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,666	2,581
Unamortized premium, discount and issuance costs, net	(3,283)	(4,692)
Less current portion of long-term debt	(310)	(791)
Total long-term debt	$2,048,073	$2,047,098

Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million, and included a senior term loan, that was fully repaid in fiscal 2022. The Revolving Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the Credit Agreement, the Company may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

On April 6, 2022, the Company and the administrative agent entered into an amendment to the Credit Agreement (the "LIBOR Transition Amendment") to replace the London Interbank Offered Rate as a reference rate available for use in the computation of interest under the Credit Agreement. As a result of the LIBOR Transition Amendment, at the Company’s option, loans under the Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus the Term SOFR (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the administrative agent, and (c) the Term SOFR plus 1.0% (the "Base Rate"). All swing line loans will bear interest at a rate equal to the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Applicable Rate plus the Base Rate. The Term SOFR is the rate per annum equal to the forward-looking Secured Overnight Financing Rate term rate for interest periods of one, three or six months (as selected by the Company) plus an adjustment (as defined in the Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.250% per annum, and the Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.250% per annum. Undrawn amounts under the Revolving Facility are subject to a commitment fee ranging from 0.150% to 0.200%.

During fiscal years 2023 and 2022, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of April 1, 2023, the Company was in compliance with these covenants.

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

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. Interest paid on the 2024 Notes during fiscal 2023 was $8.8 million.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during fiscal years 2023, 2022 and 2021 was $37.2 million, $37.2 million and $31.6 million, respectively.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal years 2023, 2022 and 2021 was $23.6 million, $23.6 million and $11.9 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Senior Notes due 2025

On December 1, 2020, the Company redeemed the remaining $23.4 million principal amount of its 7.00% senior notes due December 1, 2025 (the "2025 Notes") using cash on hand, at a redemption price equal to 103.50% of the principal amount, plus accrued and unpaid interest.

Interest paid on the 2025 Notes during fiscal 2021 was $1.6 million.

Senior Notes due 2026

On October 16, 2020, the Company redeemed the $900.0 million aggregate principal amount of its 5.50% senior notes due July 15, 2026 (the "2026 Notes") at a redemption price equal to 106.363% of the $900.0 million principal amount, plus accrued and unpaid interest. The 2026 Notes were redeemed using proceeds from the issuance of the 2031 Notes combined with cash on hand plus borrowings under a term loan. In connection with the redemption, the Company recognized a loss on debt extinguishment of $61.0 million as "Other (expense) income, net" in the fiscal 2021 Consolidated Statement of Income. The loss on debt extinguishment consisted of a $57.3 million redemption premium and a $3.7 million net write-off of unamortized debt issuance costs and bond premium. The primary purpose of the redemption was to reduce future interest expense.

Interest paid on the 2026 Notes during fiscal 2021 was $37.3 million.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 1, 2023 was $464.2 million, $785.9 million and $565.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 2, 2022 was $476.9 million, $852.6 million and $638.6 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During fiscal 2023, the Company recognized $72.3 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $3.9 million of interest capitalized to property and equipment. During fiscal 2022, the Company recognized $67.0 million of interest expense primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by $3.7 million of interest capitalized to property and equipment. During fiscal 2021, the Company recognized $79.3 million of interest expense primarily related to the 2026 Notes (redeemed on October 16, 2020), the 2029 Notes and the 2031 Notes, which was partially offset by $4.1 million of interest capitalized to property and equipment.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the discretion of the Company’s Board of Directors.  Employees are immediately vested in their own contributions as well as employer matching contributions.

In total, the Company contributed $18.8 million, $17.6 million and $15.6 million to its domestic and foreign defined contribution plans during fiscal years 2023, 2022 and 2021, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million as of April 1, 2023 and April 2, 2022 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $9.4 million and $12.1 million as of April 1, 2023 and April 2, 2022, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgment including assumptions based on local economic conditions. The net periodic benefit cost was approximately $0.5 million for fiscal 2023 and $0.6 million for fiscal years 2022 and 2021.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $40.7 million and $39.4 million as of April 1, 2023 and April 2, 2022, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $1.6 million and $1.5 million as of April 1, 2023 and April 2, 2022, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $39.1 million and $37.9 million as of April 1, 2023 and April 2, 2022, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

As of April 1, 2023, the Company's purchase obligations (including capital commitments and purchase commitments under a long-term capacity reservation agreement) totaled approximately $1,283.7 million, of which approximately $657.1 million is expected to be paid during fiscal 2024. In subsequent years, the Company expects to pay approximately $356.5 million, $227.6 million and $42.5 million related to these purchase obligations during fiscal years 2025, 2026 and 2027, respectively. Noncancelable purchase obligations represent payments due related to the purchase of materials, manufacturing services and property and equipment, a majority of which are not recorded as liabilities in the Consolidated Balance Sheet because the Company has not received the related goods or services as of April 1, 2023.

Amidst ongoing industry-wide supply constraints, the Company entered into a long-term capacity reservation agreement with a foundry supplier during the second quarter of fiscal 2022. Under this agreement, the Company was required to purchase, and the foundry supplier was required to supply, a certain number of wafers (at predetermined sales prices) for calendar years 2022 through 2025. In connection with this agreement, the Company paid a refundable deposit (which was recorded in "Other non-current assets" in the Consolidated Balance Sheets), and if the purchase commitments per the agreement were not met, under certain circumstances the supplier could deduct the amount of the purchase shortfall from the prepaid refundable deposit at the end of each calendar year.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During fiscal 2023, the Company experienced unexpectedly weakened demand for 5G handsets in China and EMEA due to unprecedented disruption resulting, in part, from measures taken in China to control the COVID-19 pandemic and the war in Ukraine. As a result, the Company did not meet the minimum purchase commitments under this long-term capacity reservation agreement.

In the first quarter of fiscal 2023, the purchase shortfall resulted in an impairment to the prepaid refundable deposit of approximately $13.0 million, and additional reserves of approximately $11.0 million for inventory in excess of demand forecasts were recorded. Additionally, the Company assessed the future minimum purchase commitments over the remaining term of the agreement and recorded an estimated shortfall of $86.0 million, of which $8.0 million was recorded in "Other current liabilities" and $78.0 million was recorded in "Other long-term liabilities" in accordance with ASC 330. These transactions resulted in a total increase to cost of goods sold of $110.0 million in the first quarter of fiscal 2023.

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

In the fourth quarter of fiscal 2023, the Company elected to apply the remaining prepaid refundable deposit against portions of its monthly purchase commitments for the term of the amended agreement in lieu of ordering certain additional silicon wafers. This election was made in order to better align component inventory with the timing of the forecasted finished goods demand and resulted in an impairment to the prepaid refundable deposit of $71.0 million, increasing cost of goods sold by $71.0 million in the fourth quarter of fiscal 2023.

The Company considers customer forecasts, legal obligations, macroeconomic and geopolitical factors as well as market and industry trends, when assessing future minimum purchase commitments. These factors include significant management judgment and estimates and, to the extent that these assumptions are incorrect or there are further declines in customer forecasts, additional charges may be recorded in future periods.

Lease Commitments

Refer to Note 8 for disclosures related to lease commitments.

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

12.    RESTRUCTURING

The Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives, which resulted in approximately $32.5 million of restructuring charges recorded in the nine months ended December 31, 2022 (primarily related to the impairment of equipment and a contract cancellation fee). As part of ongoing efforts to focus on growth drivers and key markets and to streamline operations, in the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

fourth quarter of fiscal 2023, the Company began to seek strategic alternatives related to its non-core biotechnology business. Given the future funding requirements necessary to further develop its diagnostic testing solutions and achieve the desired results, the Company decided not to invest further in this business. Therefore, the Company determined that there was a more-likely-than-not expectation of selling or disposing of all, or a portion, of this reporting unit, and impairment testing was triggered. An evaluation of the asset group within this reporting unit was performed which resulted in an impairment of equipment and inventory of approximately $74.8 million and other charges of approximately $6.8 million. Based on these facts and circumstances, the Company determined that the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of approximately $12.4 million (representing the entire goodwill assigned to this reporting unit). The restructuring charges recorded by the Company are not allocated to its reportable segments.

The Company will continue to evaluate its operating footprint, cost structure and strategic opportunities, but does not expect to incur additional material charges related to its fiscal 2023 restructuring initiatives.

The following table summarizes the charges resulting from the 2023 restructuring actions (in thousands):

	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$3,600	$19,183	$22,783
Asset impairment costs	43,004	45,422	88,426
Goodwill impairment (see Note 6)	—	12,411	12,411
One-time employee termination benefits	—	2,885	2,885
Total	$46,604	$79,901	$126,505
The asset impairment costs include inventory write-downs (for inventory expected to be disposed of) and equipment impairments (to adjust the carrying value of certain equipment to reflect its fair value). The estimated fair value of the equipment was determined using a market approach based upon quoted market prices from auction data. The significant inputs related to valuing these assets are classified as Level 2 in the fair value measurement hierarchy.

The following table summarizes the activity related to the Company's restructuring liabilities for the fiscal year ended April 1, 2023 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of April 2, 2022	$—	$—	$—
Costs incurred and charged to expense	2,885	22,783	25,668
Cash payments	(2,885)	(17,535)	(20,420)
Accrued restructuring balance as of April 1, 2023	$—	$5,248	$5,248
During fiscal years 2022 and 2021, the Company's restructuring charges were $2.1 million and $2.7 million, respectively, primarily related to fiscal 2019 actions to reduce operating expenses and improve manufacturing cost structure.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2023	2022	2021
United States	$(466,070)	$69,938	$125,362
Foreign	590,699	1,111,146	682,018
Total	$124,629	$1,181,084	$807,380

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Current tax (expense) benefit:
Federal	$(21,704)	$(16,886)	$(11,043)
State	(488)	(274)	(140)
Foreign	(65,430)	(98,696)	(80,722)
	(87,622)	(115,856)	(91,905)
Deferred tax (expense) benefit:
Federal	60,351	(18,398)	(35,545)
State	2,371	(2,762)	(3,771)
Foreign	3,423	(10,715)	57,452
	66,145	(31,875)	18,136
Total	$(21,477)	$(147,731)	$(73,769)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income for fiscal years 2023, 2022 and 2021 is as follows (dollars in thousands):

	Fiscal Year
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(26,172)	21.0%	$(248,028)	21.0%	$(169,550)	21.0%
(Increase) decrease resulting from:
State benefit (expense), net of federal impact	2,259	(1.8)	(1,888)	0.2	(743)	0.1
Tax credits	97,809	(78.5)	118,877	(10.1)	92,532	(11.5)
Effect of changes in income tax rate applied to net deferred tax assets (1)	(950)	0.8	(25,679)	2.2	22,286	(2.8)
Foreign tax rate difference	73,491	(59.0)	148,932	(12.6)	85,851	(10.6)
Foreign permanent differences and related items	(10,852)	8.7	786	(0.1)	9,026	(1.1)
Change in valuation allowance	385	(0.3)	231	(0.1)	(1,232)	0.2
Expiration of state and foreign attributes	(1,962)	1.6	(3,048)	0.3	(1,656)	0.2
Stock-based compensation	(9,036)	7.2	11,148	(0.9)	9,545	(1.2)
Tax reserve adjustments	(9,437)	7.6	(3,262)	0.3	(9,979)	1.2
U.S. tax on foreign earnings, including GILTI & FDII (2)(3)	(128,708)	103.3	(130,874)	11.1	(100,830)	12.5
Permanent reinvestment assertion	(402)	0.3	(1,033)	0.1	(8,488)	1.1
Impairments and acquisition related adjustments	(5,695)	4.5	(12,198)	1.0	(919)	0.1
Other income tax (expense) benefit	(2,207)	1.8	(1,695)	0.1	388	(0.1)
	$(21,477)	17.2%	$(147,731)	12.5%	$(73,769)	9.1%
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
(2) The Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII") provisions became effective for the Company in fiscal 2019, at which time the Company elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a period cost.
(3) Beginning in fiscal 2023 and as required by the Tax Cuts and Jobs Act, the Company was required to capitalize and amortize research and development expenses which were previously expensed for U.S. tax purposes.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	April 1, 2023	April 2, 2022
Deferred income tax assets:
Research and other tax credits	$57,048	$56,735
Employee benefits	30,309	34,189
Inventories	24,374	11,592
Net operating loss carryforwards	22,189	27,024
Lease liabilities	18,768	17,905
Prepaid expenses	17,360	—
Deferred revenue	14,475	—
Capitalized research and development expenses	13,794	6,040
Other	15,898	10,332
Total deferred income tax assets	214,215	163,817
Valuation allowance	(35,896)	(36,281)
Total deferred income tax assets, net of valuation allowance	$178,319	$127,536

Deferred income tax liabilities:
Intangible assets	$(69,050)	$(79,452)
Property and equipment	(39,806)	(53,425)
Accrued tax on unremitted foreign earnings	(25,948)	(22,988)
Right-of-use assets	(17,457)	(16,591)
Other	(2,645)	(2,884)
Total deferred income tax liabilities	(154,906)	(175,340)
Net deferred income tax asset (liability)	$23,413	$(47,804)

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$38,060	$36,824
Other long-term liabilities	(14,647)	(84,628)
Net deferred income tax asset (liability)	$23,413	$(47,804)
The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of April 1, 2023 and April 2, 2022. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets will not be realized.

The valuation allowance against deferred tax assets decreased in fiscal years 2023 and 2022 by $0.4 million and $0.2 million, respectively, and increased in fiscal 2021 by $1.2 million.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The components of the change in valuation allowances and ending balances are as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Beginning valuation allowance	$36,281	$36,512	$35,280
Domestic net operating losses and credits	583	1,339	2,144
Foreign net operating losses and other deferred tax assets	(968)	(1,570)	(912)
Ending valuation allowance	$35,896	$36,281	$36,512

Components of ending valuation allowance:
Domestic deferred tax assets	$35,570	$34,987	$33,647
Foreign deferred tax assets	326	1,294	2,865
Valuation allowance	$35,896	$36,281	$36,512
As of April 1, 2023, the Company had federal tax loss carryforwards of approximately $32.1 million that expire in fiscal years 2024 to 2043, if unused, and state tax loss carryforwards of approximately $107.9 million that expire in fiscal years 2024 to 2043, if unused. Federal research credits of $102.8 million expire in fiscal years 2040 to 2043, and state research credits of $68.3 million expire in fiscal years 2024 to 2043. The Company had foreign tax loss carryforwards of $96.4 million, which expire in fiscal years 2024 to 2033, if unused. The utilization of acquired domestic tax assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and similar state income tax provisions.

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

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. The Company’s tax holiday in Costa Rica is set to expire in December 2027. In fiscal 2022, the Company negotiated an extension to its tax holiday in Singapore, which is currently expected to expire in December 2031. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Relative to the statutory tax rate, income tax expense decreased by $65.5 million (an impact of approximately $0.64 per basic and diluted share) in fiscal 2023 and $128.4 million (an impact of approximately $1.17 and $1.15 per basic and diluted share, respectively) in fiscal 2022 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $152.3 million, $144.1 million and $134.1 million as of April 1, 2023, April 2, 2022, and April 3, 2021, respectively. Of these amounts, $145.9 million, $137.5 million and $128.7 million as of April 1, 2023, April 2, 2022 and April 3, 2021, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $144.1 million as of April 2, 2022 to $152.3 million as of April 1, 2023, primarily due to current year tax positions and the effect of provision-to-return adjustments on prior year positions.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in the amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Beginning balance	$144,055	$134,068	$119,222
Additions based on positions related to current year	9,718	11,826	10,048
Additions for tax positions in prior years	2,467	3,049	6,240
Reductions for tax positions in prior years	(363)	(1,669)	(348)
Expiration of statute of limitations	(3,546)	(3,219)	(1,094)
Settlements	—	—	—
Ending balance	$152,331	$144,055	$134,068
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2023, 2022 and 2021, the Company recognized $0.9 million, $(5.1) million and $0.8 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $1.9 million, $1.0 million and $6.2 million as of April 1, 2023, April 2, 2022 and April 3, 2021, respectively.

The unrecognized tax benefits of $152.3 million and accrued interest and penalties of $1.9 million at the end of fiscal 2023 are recorded on the Consolidated Balance Sheet as a $21.0 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company believes it is reasonably possible that $22.1 million of gross unrecognized tax benefits will be reduced within the next 12 months.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company’s fiscal 2020 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year
	2023	2022	2021
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$103,152	$1,033,353	$733,611
Denominator:
Denominator for basic net income per share — weighted-average shares	102,206	110,196	114,034
Effect of dilutive securities:
Stock-based awards	813	1,350	1,982
Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	103,019	111,546	116,016
Basic net income per share	$1.01	$9.38	$6.43
Diluted net income per share	$1.00	$9.26	$6.32
In the computation of diluted net income per share for fiscal 2023, approximately 0.8 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of diluted net income per share for fiscal years 2022 and 2021 because the effect of their inclusion would have been antidilutive.

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

2012 Stock Incentive Plan - Qorvo, Inc.
The 2012 Stock Incentive Plan (the "2012 Plan") was assumed by the Company in connection with the Business Combination and reapproved by the Company's stockholders on August 8, 2017 for purposes of Section 162(m) of the Internal Revenue Code. Under the 2012 Plan, the Company was permitted to grant stock options and other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2023 under the 2012 Plan was 0.2 million shares. No further awards can be granted under this plan.

2013 Incentive Plan - Qorvo, Inc.
Effective upon the closing of the Business Combination, the Company assumed the TriQuint, Inc. 2013 Incentive Plan (the "2013 Incentive Plan"), originally adopted by TriQuint, allowing the Company to issue awards under this plan. The 2013 Incentive Plan replaced the TriQuint 2012 Incentive Plan and provided for the grant of stock options, restricted stock units, stock appreciation rights and other stock or cash awards to employees, officers, directors, consultants, agents, advisors and independent contractors of TriQuint and its subsidiaries and affiliates who were such prior to the Business Combination or who became employed by the Company or its affiliates after the closing of the Business Combination. No further awards can be granted under this plan.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2015 Inducement Stock Plan - Qorvo, Inc.
The 2015 Inducement Stock Plan provided for the grant of stock options, restricted stock units, stock appreciation rights and other stock-based awards to persons as a material inducement to become employees of the Company or its affiliates. No further awards can be granted under this plan.

2022 Stock Incentive Plan – Qorvo, Inc.
The Company currently grants equity-based awards to eligible employees, directors and independent contractors under the 2022 Stock Incentive Plan (the "2022 Plan"), which was approved by the Company's stockholders on August 9, 2022. Under the 2022 Plan, the Company is permitted to grant awards, such as restricted stock units, restricted stock awards, performance shares, performance units, stock options, stock appreciation rights and phantom stock awards, to eligible participants. The maximum number of shares issuable under the 2022 Plan may not exceed 4.5 million shares (subject to adjustment for anti-dilution purposes). As of April 1, 2023, approximately 4.4 million shares were available for issuance under the 2022 Plan.

Employee Stock Purchase Plan - Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan (the "ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. As of April 1, 2023, 2.6 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.3 million shares under the ESPP in fiscal 2023, 0.3 million shares in fiscal 2022 and 0.4 million shares in fiscal 2021.

For fiscal years 2023, 2022 and 2021, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2023, 2022 and 2021 are either service-based or performance and service-based. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics during the fiscal year and, if earned, generally vest one-half when earned and the balance over two years. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2023, each non-employee director was eligible to receive an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2023, stock-based compensation of $28.5 million was recognized upon the grant of 0.3 million restricted share units to certain officers of the Company.

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

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Income was $105.6 million, $83.5 million and $89.3 million, for fiscal years 2023, 2022 and 2021, respectively, net of expense capitalized into inventory.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of activity with respect to stock options under the Company’s director and employee stock plans follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 2, 2022	258	$15.67
Granted	—	—
Exercised	(187)	$13.74
Canceled	(2)	$14.19
Forfeited	—	—
Outstanding as of April 1, 2023	69	$20.95	0.35	$5,562
Vested and expected to vest as of April 1, 2023	69	$20.95	0.35	$5,562
Options exercisable as of April 1, 2023	69	$20.95	0.35	$5,562
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $101.57 as of March 31, 2023 (the last Nasdaq trading day prior to the fiscal year end on April 1, 2023), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of April 1, 2023, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the historical volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2023, 2022 and 2021.

The total intrinsic value of options exercised during fiscal years 2023, 2022 and 2021 was $16.5 million, $27.1 million and $66.7 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $32.7 million for fiscal 2023 and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

A summary of activity with respect to restricted stock units ("RSUs") awarded under the Company’s director and employee stock plans follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Balance as of April 2, 2022	1,539	$126.46
Granted	1,125	104.16
Vested	(703)	111.85
Forfeited	(129)	122.08
Balance as of April 1, 2023	1,832	$118.38
As of April 1, 2023, total remaining unearned compensation cost related to unvested restricted stock units was $137.6 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total intrinsic value of restricted stock units that vested during fiscal years 2023, 2022 and 2021 was $74.1 million, $163.6 million and $121.8 million, respectively, based upon the fair market value of the Company’s

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

common stock on the vesting date. The Company settles restricted stock units with newly issued shares of the Company's common stock.

16.    STOCKHOLDERS’ EQUITY

Stock Repurchase

On November 2, 2022, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders' Equity.

During fiscal years 2023, 2022 and 2021, the Company repurchased approximately 8.7 million shares, 7.3 million shares and 3.6 million shares of its common stock, respectively, for approximately $862.2 million, $1,152.3 million and $515.1 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of April 1, 2023, approximately $1,705.0 million remains available for repurchases under the current share repurchase program.

Common Stock Reserved For Future Issuance

As of April 1, 2023, the Company had reserved a total of approximately 8.9 million of its authorized 405.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	69
Possible future issuance under Company stock incentive plans	4,398
Employee stock purchase plan	2,639
Restricted stock-based units outstanding	1,832
Total shares reserved	8,938

17.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

In the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align technologies and applications with customers and end markets. Prior to this organizational change, the Company operated under two segments (MP and IDP) and subsequent to this organizational change, the Company is operating under three segments (HPA, CSG and ACG). The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. All prior-period segment data has been adjusted to reflect these three operating segments.

HPA is a leading global supplier of RF and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments outside of China.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning UWB, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, MEMS-based sensors and BAW-based sensors. CSG combines the connectivity and sensors businesses formerly split between MP and IDP. CSG’s

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

markets include smart home, industrial automation, automotive, smartphones, wearables, gaming, and industrial and enterprise access points.

ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high performance cellular products to the world's leading smartphone and consumer electronics companies. ACG is a highly diversified supplier of custom and open market cellular solutions, serving iOS and Android original equipment manufacturers.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring related charges, acquisition and integration related costs, charges associated with a long-term capacity reservation agreement, goodwill impairment, fixed asset impairments, (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other (expense) income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Fiscal Year
	2023	2022	2021
Revenue:
HPA	$727,187	$707,395	$803,320
CSG	474,364	703,881	653,445
ACG	2,367,848	3,234,438	2,558,542
Total revenue	$3,569,399	$4,645,714	$4,015,307
Operating income (loss):
HPA	$198,820	$210,441	$256,529
CSG	(72,080)	107,814	66,576
ACG	627,708	1,233,388	968,573
All other	(571,280)	(325,574)	(385,051)
Operating income	183,168	1,226,069	906,627
Interest expense	(68,463)	(63,326)	(75,198)
Other income (expense), net	9,924	18,341	(24,049)
Income before income taxes	$124,629	$1,181,084	$807,380
.

	Fiscal Year
	2023	2022	2021
Reconciliation of "All other" category:
Stock-based compensation expense	$(105,580)	$(83,507)	$(89,322)
Amortization of intangible assets	(132,126)	(150,128)	(252,137)
Restructuring related charges	(114,094)	(2,121)	(2,722)
Acquisition and integration related costs	(23,311)	(27,964)	(32,946)
Charges associated with a long-term capacity reservation agreement (1)	(181,000)	—	—
Goodwill impairment	(12,411)	(48,000)	—
Other (2)	(2,758)	(13,854)	(7,924)
Loss from operations for "All other"	$(571,280)	$(325,574)	$(385,051)
(1) Refer to Note 11 for additional information.
(2) Other includes fixed asset impairments, (loss) gain on sale of fixed assets, start-up costs and other miscellaneous corporate overhead expenses.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The consolidated financial statements include revenue to customers by geographic region (based on the location of the customers' headquarters) that are summarized as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Revenue:
United States	$1,817,960	$1,928,403	$1,631,110
China	741,405	1,499,212	1,579,017
Other Asia	498,966	620,620	363,523
Taiwan	308,642	345,869	248,708
Europe	202,426	251,610	192,949
Total Revenue	$3,569,399	$4,645,714	$4,015,307

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	April 1, 2023	April 2, 2022
Long-lived tangible assets:
United States	$928,428	$1,007,463
China	169,215	192,416
Other countries	51,145	53,712

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $796.6 million as of April 1, 2023, representing approximately 11.9% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, and finished goods each reporting period. Obsolete inventory or inventory in excess of management’s estimated demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

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

Our audit procedures included, among others, evaluating the significant assumptions (e.g., customer demand forecasts, technological obsolescence, and possible alternative uses) and the accuracy and completeness of underlying data used in management’s assessment of inventory reserves. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates for both the forecast assumptions and the reserve estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Raleigh, North Carolina
May 19, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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
May 19, 2023

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

Management assessed the effectiveness of our internal control over financial reporting as of April 1, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of April 1, 2023, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of April 1, 2023, which is included in this Annual Report on Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions "Committees and Meetings," "Corporate Governance," "Executive Officers," "Procedures for Director Nominations," and "Proposal 1 - Election of Directors," and the information therein is incorporated herein by reference.

The Company has adopted its "Code of Business Conduct and Ethics," and a copy is posted on the Company’s website at www.qorvo.com, on the "Corporate Governance" tab under the "Investor Relations" page. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that requires disclosure under applicable law, we intend to disclose such amendment on our website. Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be promptly disclosed in accordance with applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Compensation of Executive Officers," "Compensation of Directors," "CEO Pay Ratio Disclosure," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions "Proposal 3 - Ratification of Appointment of Qorvo's Independent Registered Public Accounting Firm" and "Corporate Governance," and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements

i.    Consolidated Balance Sheets as of April 1, 2023 and April 2, 2022.

ii.    Consolidated Statements of Income for fiscal years 2023, 2022 and 2021.

iii.    Consolidated Statements of Comprehensive Income for fiscal years 2023, 2022 and 2021.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2023, 2022 and 2021.

v.    Consolidated Statements of Cash Flows for fiscal years 2023, 2022 and 2021.

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
3.1
Amended and Restated Certificate of Incorporation of Qorvo, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 3, 2015)

3.2
Second Amended and Restated Bylaws of Qorvo, Inc., adopted on November 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 10, 2022

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

10.6
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.7
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*

10.8	Qorvo, Inc. 2015 Inducement Stock Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))*
10.9	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)*
10.10	Qorvo, Inc. Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2015)*

10.11
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.12
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.13
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))*

10.14
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.15
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.16
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.17
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.18	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*
10.19
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.20
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.21
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.22
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

10.25
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.26
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through May 11, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017)*

10.27
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.28
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.29
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.30
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.31
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

10.32
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)*

10.33
2021 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 24, 2021)*

10.34
LIBOR Transition Amendment, dated April 6, 2022, to Amended and Restated Credit Agreement, by and among Qorvo, Inc., as the Borrower, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with SEC on May 20, 2022)

10.35	Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2022)*
10.36
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.37
Form of Restricted Stock Unit Agreement (Director Annual/Supplemental RSUs) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.38
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Grant A. Brown, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Annual Report on Form 10-K for the fiscal year ended April 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from our Annual Report on Form 10-K for the year ended April 1, 2023, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 19, 2023	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 19, 2023.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Grant A. Brown	Name:	Grant A. Brown
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Chairman of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director