Form 10-Q
period 2023-07-01
Qorvo, Inc.
filed 2023-08-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023
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

As of July 27, 2023, there were 97,910,445 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 1, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$744,428	$808,757
Accounts receivable, net of allowance of $415 and $369 as of July 1, 2023 and April 1, 2023, respectively	307,913	304,519
Inventories	917,390	796,596
Prepaid expenses	49,253	46,684
Other receivables	19,328	26,535
Other current assets	49,463	46,703
Total current assets	2,087,775	2,029,794
Property and equipment, net of accumulated depreciation of $1,933,949 and $1,900,317 as of July 1, 2023 and April 1, 2023, respectively	1,087,683	1,149,806
Goodwill	2,760,930	2,760,813
Intangible assets, net	507,174	537,703
Long-term investments	27,020	20,406
Other non-current assets	216,010	193,381
Total assets	$6,686,592	$6,691,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,171	$210,701
Accrued liabilities	264,315	222,463
Other current liabilities	80,490	122,599
Total current liabilities	638,976	555,763
Long-term debt	2,048,255	2,048,073
Other long-term liabilities	187,138	185,273
Total liabilities	2,874,369	2,789,109
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 98,048 and 98,649 shares issued and outstanding at July 1, 2023 and April 1, 2023, respectively	3,816,260	3,821,474
Accumulated other comprehensive loss	(4,037)	(3,175)
Retained earnings	—	84,495
Total stockholders’ equity	3,812,223	3,902,794
Total liabilities and stockholders’ equity	$6,686,592	$6,691,903
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Revenue	$651,164	$1,035,358
Cost of goods sold	422,094	660,108
Gross profit	229,070	375,250

Operating expenses:
Research and development	163,090	168,568
Selling, general and administrative	105,423	101,815
Other operating expense	8,693	3,008
Total operating expenses	277,206	273,391
Operating (loss) income	(48,136)	101,859

Interest expense	(17,261)	(17,252)
Other income (expense), net	13,716	(5,062)
(Loss) income before income taxes	(51,681)	79,545

Income tax benefit (expense)	8,101	(10,661)
Net (loss) income	$(43,580)	$68,884

Net (loss) income per share:
Basic	$(0.44)	$0.65
Diluted	$(0.44)	$0.65

Weighted-average shares of common stock outstanding:
Basic	98,509	105,173
Diluted	98,509	106,080
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net (loss) income	$(43,580)	$68,884
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(859)	(23,215)
Reclassification adjustments, net of tax:
Amortization of pension actuarial (gain) loss	(3)	9
Other comprehensive loss	(862)	(23,206)
Total comprehensive (loss) income	$(44,442)	$45,678

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings

Three Months Ended	Shares	Amount			Total
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(43,580)	(43,580)
Other comprehensive loss	—	—	(862)	—	(862)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	170	(4,422)	—	—	(4,422)
Issuance of common stock in connection with employee stock purchase plan	262	19,180	—	—	19,180
Repurchase of common stock, including transaction costs and excise tax	(1,033)	(59,697)	—	(40,915)	(100,612)
Stock-based compensation	—	39,725	—	—	39,725
Balance, July 1, 2023	98,048	$3,816,260	$(4,037)	$—	$3,812,223

Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	68,884	68,884
Other comprehensive loss	—	—	(23,206)	—	(23,206)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	137	(4,188)	—	—	(4,188)
Issuance of common stock in connection with employee stock purchase plan	195	18,893	—	—	18,893
Repurchase of common stock, including transaction costs	(3,295)	(125,101)	—	(224,941)	(350,042)
Stock-based compensation	—	37,046	—	—	37,046
Balance, July 2, 2022	103,340	$3,962,499	$(17,974)	$356,080	$4,300,605
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net (loss) income	$(43,580)	$68,884
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	50,033	52,018
Intangible assets amortization	30,979	33,703
Deferred income taxes	(18,295)	(19,871)
Stock-based compensation expense	38,445	35,414
Other, net	3,567	5,412
Changes in operating assets and liabilities:
Accounts receivable, net	(3,349)	33,767
Inventories	(121,682)	(90,147)
Prepaid expenses and other assets	(756)	34,954
Accounts payable and accrued liabilities	146,278	26,513
Income taxes payable and receivable	(6,800)	6,232
Other liabilities	(29,951)	86,127
Net cash provided by operating activities	44,889	273,006
Cash flows from investing activities:
Purchase of property and equipment	(39,469)	(43,452)
Proceeds from sales of property and equipment	41,707	110
Other investing activities	(6,181)	4,448
Net cash used in investing activities	(3,943)	(38,894)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(100,015)	(350,042)
Proceeds from the issuance of common stock	10,006	9,014
Tax withholding paid on behalf of employees for restricted stock units	(5,354)	(4,736)
Other financing activities	(9,822)	(179)
Net cash used in financing activities	(105,185)	(345,943)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(276)	(2,001)
Net decrease in cash, cash equivalents and restricted cash	(64,515)	(113,832)
Cash, cash equivalents and restricted cash at the beginning of the period	808,943	972,805
Cash, cash equivalents and restricted cash at the end of the period	$744,428	$858,973

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$744,428	$858,791
Restricted cash included in "Other current assets" and "Other non-current assets"	—	182
Total cash, cash equivalents and restricted cash	$744,428	$858,973

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$25,123	$31,680
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

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

Certain prior period amounts (including prior period segment results) have been reclassified to conform to the fiscal 2024 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal years 2024 and 2023 are 52-week years.

2. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	July 1, 2023	April 1, 2023
Raw materials	$286,421	$264,367
Work in process	429,959	345,545
Finished goods	201,010	186,684
Total inventories	$917,390	$796,596

3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 1, 2023 (1)	$501,602	$525,351	$1,733,860	$2,760,813
Effect of changes in foreign currency exchange rates	—	117	—	117
Balance as of July 1, 2023 (1)	$501,602	$525,468	$1,733,860	$2,760,930
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $682.0 million, which were recognized in fiscal years 2009, 2013, 2014, 2022 and 2023.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	July 1, 2023		April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$871,530	$408,505	$872,106	$382,448
Customer relationships	87,040	54,230	104,616	67,485
Technology licenses	2,244	545	1,664	513
Trade names	910	850	910	789
In-process research and development	9,580	N/A	9,642	N/A
Total (1)	$971,304	$464,130	$988,938	$451,235
(1) Amounts include the impact of foreign currency translation.
At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments, as of July 1, 2023 and April 1, 2023 were $22.0 million and $20.4 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three months ended July 1, 2023 and July 2, 2022, the Company recorded income of $2.1 million and a loss of $0.8 million, respectively, based on its share of the limited partnerships' earnings. These amounts are included in "Other income (expense), net" in the Condensed Consolidated Statements of Operations. During the three months ended July 1, 2023 and July 2, 2022, the Company received cash distributions of $0.5 million and $2.0 million, respectively, from these limited partnerships. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Financial Instruments

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities measured on a recurring basis (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 1, 2023
Marketable equity securities	$1,009	$1,009	$—	$—
Invested funds in deferred compensation plan (1)	43,428	43,428	—	—

April 1, 2023
Marketable equity securities	$1,094	$1,094	$—	$—
Invested funds in deferred compensation plan (1)	40,653	40,653	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments.
(2) The fair value of the contingent consideration liability which related to the acquisition of United Silicon Carbide, Inc. was equal to the maximum amount payable at April 1, 2023 and was subsequently paid in the first quarter of fiscal 2024.

5. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	July 1, 2023	April 1, 2023
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,287	1,666
Unamortized premium, discount and issuance costs, net	(2,919)	(3,283)
Less current portion of long-term debt	(113)	(310)
Total long-term debt	$2,048,255	$2,048,073
Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million, and included a senior term loan that was fully repaid in fiscal 2022. The Revolving Facility is available to finance working capital, capital expenditures and other general corporate purposes.

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

On June 23, 2023, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to the Company’s ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increases the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and ending September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ending December 30, 2023 and March 30, 2024.

During the three months ended July 1, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of July 1, 2023, the Company was in compliance with these covenants.

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

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. Interest paid on the 2024 Notes during both the three months ended July 1, 2023 and July 2, 2022 was $4.4 million.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during both the three months ended July 1, 2023 and July 2, 2022 was $18.6 million.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid no interest on the 2031 Notes during the three months ended July 1, 2023 and July 2, 2022.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of July 1, 2023 was $465.5 million, $766.1 million and $568.9 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 1, 2023 was $464.2 million, $785.9 million and $565.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three months ended July 1, 2023, the Company recognized $18.2 million of interest expense, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $0.9 million of interest capitalized to property and equipment. During the three months ended July 2, 2022, the Company recognized $18.2 million of interest expense, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $1.0 million of interest capitalized to property and equipment.

6. STOCK REPURCHASES

On November 2, 2022, the Company announced that its Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax is recognized as part of the cost basis of shares acquired in the Condensed Consolidated Statements of Stockholders' Equity.

During the three months ended July 1, 2023, the Company repurchased approximately 1.0 million shares of its common stock for approximately $100.6 million (including transaction costs and excise tax) under the current share repurchase program. As of July 1, 2023, approximately $1,605.0 million remains available for repurchases under the current share repurchase program.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended July 2, 2022, the Company repurchased approximately 3.3 million shares of its common stock for approximately $350.0 million (including transaction costs) under the prior share repurchase program.

7. COMMITMENTS AND CONTINGENT LIABILITIES

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

8. REVENUE

Revenue to customers by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
United States	$315,283	$396,031
China	150,806	283,476
Other Asia	91,334	192,328
Taiwan	65,856	91,172
Europe	27,885	72,351
Total revenue	$651,164	$1,035,358

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives. As part of ongoing efforts to focus on growth drivers and key markets and to streamline operations, in the fourth quarter of fiscal 2023, the Company began to seek strategic alternatives related to its non-core biotechnology business. Given the future funding requirements necessary to further develop its diagnostic testing solutions and achieve the desired results, the Company decided not to invest further in this business. The restructuring charges recorded by the Company are not allocated to its reportable segments.

The Company will continue to evaluate its operating footprint, cost structure and strategic opportunities, but does not expect to incur additional material charges related to its 2023 restructuring initiatives.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the charges resulting from the 2023 restructuring initiatives (in thousands):

	Three Months Ended July 1, 2023
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$16,796	$1,429	$18,225
Asset impairment costs	2,159	640	2,799
One-time employee termination benefits	—	1,712	1,712
Total	$18,955	$3,781	$22,736

The following table summarizes the activity related to the Company's restructuring liabilities for the three months ended July 1, 2023 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of April 1, 2023	$—	$5,248	$5,248
Costs incurred and charged to expense	1,712	18,225	19,937
Cash payments	(1,260)	(3,085)	(4,345)
Accrued restructuring balance as of July 1, 2023	$452	$20,388	$20,840

The accrued restructuring balances as of July 1, 2023 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid in the next twelve months.

10. OPERATING SEGMENT INFORMATION

In the second quarter of fiscal 2023, the Company updated its organizational structure to more closely align technologies and applications with customers and end markets. Prior to this organizational change, the Company operated under two segments (MP and IDP) and subsequent to this organizational change, the Company is operating under three segments (HPA, CSG and ACG). The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. All prior period segment data has been retrospectively adjusted to reflect these three operating segments.

HPA is a leading global supplier of radio frequency ("RF") and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, microelectromechanical system-based sensors and bulk acoustic wave-based sensors. CSG combines the connectivity and sensors businesses formerly split between MP and IDP. CSG’s markets include home and consumer electronics, industrial automation, automotive, smartphones, wearables, and industrial and enterprise access points.

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

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring related charges, acquisition and integration related costs, charges associated with a long-term capacity reservation agreement, fixed asset impairments, (loss) gain on sale of fixed assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other (expense) income, or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended
	July 1, 2023	July 2, 2022
Revenue:
HPA	$139,692	$210,951
CSG	99,263	152,315
ACG	412,209	672,092
Total revenue	$651,164	$1,035,358
Operating income (loss):
HPA	$23,964	$70,754
CSG	(20,161)	11,238
ACG	44,998	202,373
All other	(96,937)	(182,506)
Operating (loss) income	(48,136)	101,859
Interest expense	(17,261)	(17,252)
Other income (expense), net	13,716	(5,062)
(Loss) income before income taxes	$(51,681)	$79,545

	Three Months Ended
	July 1, 2023	July 2, 2022
Reconciliation of "All other" category:
Stock-based compensation expense	$(38,445)	$(35,414)
Amortization of intangible assets	(30,872)	(33,652)
Restructuring related charges (1)	(22,736)	(550)
Acquisition and integration related costs	(1,195)	(6,308)
Charges associated with a long-term capacity reservation agreement	—	(110,000)
Other	(3,689)	3,418
Loss from operations for "All other"	$(96,937)	$(182,506)
(1) Refer to Note 9 for additional information.

11. INCOME TAXES

The Company’s income tax benefit was $8.1 million for the three months ended July 1, 2023, and income tax expense was $10.7 million for the three months ended July 2, 2022. The Company’s effective tax rate was 15.7% and 13.4% for the three months ended July 1, 2023 and July 2, 2022, respectively.

The Company's effective tax rate for the three months ended July 1, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI") and domestic tax credits generated.

The Company's effective tax rate for the three months ended July 2, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
period. A discrete tax benefit of $19.3 million was recorded during the three months ended July 2, 2022. The discrete tax benefit primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the period.

12. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	July 1, 2023	July 2, 2022
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(43,580)	$68,884
Denominator:
Denominator for basic net (loss) income per share — weighted-average shares	98,509	105,173
Effect of dilutive securities:
Stock-based awards	—	907
Denominator for diluted net (loss) income per share — adjusted weighted-average shares and assumed conversions	98,509	106,080
Basic net (loss) income per share	$(0.44)	$0.65
Diluted net (loss) income per share	$(0.44)	$0.65

In the computation of net loss per share for the three months ended July 1, 2023, approximately 1.1 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of net income per share for the three months ended July 2, 2022, because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; continued effects of the COVID-19 pandemic; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, including under long-term supply agreements, due to timing of customers' forecasts; our inability to effectively manage or maintain evolving relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions compromising our information; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo"). MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements.

Qorvo® is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

During the second quarter of fiscal 2023, we updated our organizational structure to more closely align technologies and applications with customers and end markets. Prior to this organizational change, we operated under two segments (Mobile Products ("MP") and Infrastructure and Defense Products ("IDP")) and subsequent to this organizational change, we are operating under three segments (High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of July 1, 2023.

HPA is a leading global supplier of radio frequency ("RF") and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband and other markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G deployments.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, microelectromechanical system-based sensors and bulk acoustic wave-based sensors. CSG combines the connectivity and sensors businesses formerly split between MP and IDP. CSG’s markets include home and consumer electronics, industrial automation, automotive, smartphones, wearables, and industrial and enterprise access points.

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

FIRST QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

•Revenue for the first quarter of fiscal 2024 decreased 37.1% as compared to the first quarter of fiscal 2023, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for smartphones and products in other markets including Wi-Fi, cellular infrastructure and power management. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

•Gross margin for the first quarter of fiscal 2024 decreased to 35.2% as compared to 36.2% for the first quarter of fiscal 2023, primarily due to factory underutilization resulting from lower production levels, restructuring charges and average selling price erosion.

•Operating loss was $48.1 million for the first quarter of fiscal 2024 as compared to operating income of $101.9 million for the first quarter of fiscal 2023. This decrease was primarily due to lower revenue and lower gross margin.

•Net loss per share was $0.44 for the first quarter of fiscal 2024 as compared to net income per diluted share of $0.65 for the first quarter of fiscal 2023.

•Capital expenditures were $39.5 million for the first quarter of fiscal 2024 as compared to $43.5 million for the first quarter of fiscal 2023.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	July 1, 2023	% of Revenue	July 2, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$651,164	100.0%	$1,035,358	100.0%	$(384,194)	(37.1)%
Cost of goods sold	422,094	64.8	660,108	63.8	(238,014)	(36.1)
Gross profit	229,070	35.2	375,250	36.2	(146,180)	(39.0)
Research and development	163,090	25.1	168,568	16.3	(5,478)	(3.2)
Selling, general and administrative	105,423	16.2	101,815	9.8	3,608	3.5
Other operating expense	8,693	1.3	3,008	0.3	5,685	189.0
Operating (loss) income	$(48,136)	(7.4)%	$101,859	9.8%	$(149,995)	(147.3)%

Revenue decreased primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for smartphones and products in other markets including Wi-Fi, cellular infrastructure and power management. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

Gross margin decreased primarily due to factory underutilization resulting from lower production levels, restructuring charges and average selling price erosion.

In fiscal 2022, we entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. In fiscal 2023, the agreement was amended and the term was extended through calendar year 2026. In the first quarter of fiscal 2023, we recorded charges of $110.0 million to cost of goods sold based on our actual and estimated purchase shortfalls. In the first quarter of fiscal 2024, no charges were recorded to the statement of operations as a result of this agreement.

Operating expenses increased primarily due to employee-related costs and restructuring charges. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Decrease	Percentage Change
Revenue	$139,692	$210,951	$(71,259)	(33.8)%
Operating income	23,964	70,754	(46,790)	(66.1)
Operating income as a % of revenue	17.2%	33.5%

HPA revenue decreased primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for products in the cellular infrastructure and power management markets, including products supporting solid-state drives and power tools. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

HPA operating income decreased primarily due to lower revenue and inventory related charges.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Decrease	Percentage Change
Revenue	$99,263	$152,315	$(53,052)	(34.8)%
Operating (loss) income	(20,161)	11,238	(31,399)	(279.4)
Operating (loss) income as a % of revenue	(20.3)%	7.4%

CSG revenue decreased primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for Wi-Fi components. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

CSG operating income decreased primarily due to lower revenue, factory underutilization, average selling price erosion, and to a lesser extent, increased operating expenses primarily due to employee-related costs.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	July 1, 2023	July 2, 2022	Decrease	Percentage Change
Revenue	$412,209	$672,092	$(259,883)	(38.7)%
Operating income	44,998	202,373	(157,375)	(77.8)
Operating income as a % of revenue	10.9%	30.1%

ACG revenue decreased primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for smartphones. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

ACG operating income decreased primarily due to lower revenue, average selling price erosion and factory underutilization.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating (loss) income to the consolidated operating (loss) income for the three months ended July 1, 2023 and July 2, 2022.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Interest expense	$(17,261)	$(17,252)
Other income (expense), net	13,716	(5,062)
Income tax benefit (expense)	8,101	(10,661)

Interest expense
During the three months ended July 1, 2023 and July 2, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income (expense), net
During the three months ended July 1, 2023, we recorded interest income of $8.2 million and net gains of $4.6 million from our share of the earnings from our limited partnership investments and other investments.

During the three months ended July 2, 2022, we recorded interest income of $1.7 million and net losses of $6.6 million from our share of the losses from our limited partnership investments and other investments.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax benefit (expense)
During the three months ended July 1, 2023, we recorded an income tax benefit of $8.1 million, comprised primarily of tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits, partially offset by tax expense related to international operations generating pre-tax book income and the impact of global intangible low tax income ("GILTI").

During the three months ended July 2, 2022, we recorded income tax expense of $10.7 million, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits generated and discrete tax items recorded during the period. The discrete tax benefit primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the period.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of July 1, 2023, we had working capital of approximately $1,448.8 million, including $744.4 million in cash and cash equivalents, compared to working capital of approximately $1,474.0 million, including $808.8 million in cash and cash equivalents as of April 1, 2023.

Our $744.4 million of total cash and cash equivalents as of July 1, 2023, includes approximately $569.5 million held by our foreign subsidiaries, of which $368.6 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

Stock Repurchases
During the three months ended July 1, 2023, we repurchased approximately 1.0 million shares of our common stock for approximately $100.6 million (including transaction costs and excise tax) under our share repurchase program. As of July 1, 2023, approximately $1,605.0 million remains available for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $44.9 million and $273.0 million for the three months ended July 1, 2023 and July 2, 2022, respectively. This decrease in cash provided by operating activities was primarily due to decreased profitability, partially offset by changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million and $38.9 million for the three months ended July 1, 2023 and July 2, 2022, respectively. During the three months ended July 1, 2023, we received proceeds of $41.7 million from sales of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities was $105.2 million and $345.9 million for the three months ended July 1, 2023 and July 2, 2022, respectively, primarily due to our stock repurchases. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On September 29, 2020, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The Credit Agreement includes a senior revolving line of credit (the "Revolving Facility") of up to $300.0 million, and included a senior term loan that was fully repaid in fiscal 2022. The Revolving Facility is available to finance working capital, capital expenditures and other general corporate purposes.

Pursuant to the Credit Agreement, we may request one or more additional tranches of term loans or increases to the Revolving Facility, up to an aggregate of $500.0 million and subject to, among other things, securing additional funding commitments from the existing or new lenders.

On June 23, 2023, we entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to our ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increases the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and ending September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ending December 30, 2023 and March 30, 2024.

During the three months ended July 1, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of July 1, 2023, we were in compliance with these covenants.

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

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of our senior notes due 2029. On December 20, 2019, and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of 2029 Notes. Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

For additional information regarding our long-term debt, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of July 1, 2023, we had capital commitments of approximately $74.7 million primarily for expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

Future Sources of Funding Our future capital requirements may differ materially from those currently projected and will depend on many factors, including market acceptance of, and demand for, our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash, cash equivalents and our Revolving Facility, we believe we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if our demand grows faster than we anticipate, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that any additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

The following presents summarized financial information for the Parent and the Guarantors on a combined basis as of and for the periods indicated, after eliminating (i) intercompany transactions and balances among the Parent and the Guarantors, and (ii) equity earnings from, and investments in, any Non-Guarantor. The summarized financial information may not necessarily be indicative of the financial position and results of operations had the combined Parent and Guarantors operated independently from the Non-Guarantors.

Summarized Balance Sheets (in thousands)	July 1, 2023	April 1, 2023
ASSETS
Current assets (1)	$986,646	$972,989
Non-current assets	2,345,039	2,398,287

LIABILITIES
Current liabilities	$216,074	$296,049
Long-term liabilities (2)	2,740,775	2,689,824
(1) Includes net amounts due from Non-Guarantor subsidiaries of $430.5 million and $379.5 million as of July 1, 2023 and April 1, 2023, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $542.3 million and $509.1 million as of July 1, 2023 and April 1, 2023, respectively.

Summarized Statement of Operations	Three Months Ended
(in thousands)	July 1, 2023
Revenue	$252,078
Gross profit	39,401
Net loss	(62,963)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and to accumulate and communicate such information to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the United States Securities and Exchange Commission ("SEC"), careful consideration should be given to the factors discussed in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2023, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 2, 2023 to April 29, 2023	149	$94.61	149	$1,690.9
April 30, 2023 to May 27, 2023	164	92.85	164	1,675.7
May 28, 2023 to July 1, 2023	720	98.16	720	1,605.0
Total	1,033	$96.81	1,033

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

As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax is recognized as part of the cost basis of shares acquired in the Condensed Consolidated Statement of Stockholders' Equity and is excluded from amounts presented above.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the first quarter of fiscal 2024. None of our directors or Section 16 officers took actions with respect to a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K, during the first quarter of fiscal 2024.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold(1)
Grant A. Brown Senior Vice President and Chief Financial Officer	Adoption	5/8/2023	6/28/2024	14,857
Paul J. Fego Senior Vice President of Global Operations	Adoption	5/8/2023	8/30/2024	18,952
Gina B. Harrison Vice President and Corporate Controller	Adoption	6/6/2023	6/28/2024	1,591
Frank P. Stewart Senior Vice President and President of Advanced Cellular Group	Adoption	6/2/2023	5/17/2024	1,000
John R. Harding Director	Adoption	5/8/2023	8/22/2024	7,850

(1) Represents the gross number of shares subject to the Rule 10b5-1 plan, excluding the potential effect of shares withheld for taxes. Amounts may include shares to be earned as performance-based restricted stock unit awards ("PBRSUs") and are presented at their target amounts. The actual number of PBRSUs earned following the end of the applicable performance period, if any, will depend on the relative attainment of the performance metrics.

ITEM 6. EXHIBITS.

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 2023, by and among Qorvo, Inc., as the Borrower, certain subsidiaries of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2023)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	August 3, 2023	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer