Form 10-Q
period 2023-09-30
Qorvo, Inc.
filed 2023-11-02
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of October 26, 2023, there were 97,345,755 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$706,836	$808,757
Accounts receivable, net of allowance of $494 and $369 as of September 30, 2023 and April 1, 2023, respectively	592,738	304,519
Inventories	839,855	796,596
Prepaid expenses	49,120	46,684
Other receivables	27,888	26,535
Other current assets	46,440	46,703
Total current assets	2,262,877	2,029,794
Property and equipment, net of accumulated depreciation of $1,976,429 and $1,900,317 as of September 30, 2023 and April 1, 2023, respectively	1,061,163	1,149,806
Goodwill	2,708,310	2,760,813
Intangible assets, net	473,164	537,703
Long-term investments	25,649	20,406
Other non-current assets	187,357	193,381
Total assets	$6,718,520	$6,691,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,256	$210,701
Accrued liabilities	303,810	222,463
Other current liabilities	92,876	122,599
Total current liabilities	671,942	555,763
Long-term debt	2,048,585	2,048,073
Other long-term liabilities	180,807	185,273
Total liabilities	2,901,334	2,789,109
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 97,506 and 98,649 shares issued and outstanding at September 30, 2023 and April 1, 2023, respectively	3,796,189	3,821,474
Accumulated other comprehensive loss	(13,609)	(3,175)
Retained earnings	34,606	84,495
Total stockholders’ equity	3,817,186	3,902,794
Total liabilities and stockholders’ equity	$6,718,520	$6,691,903
See accompanying Notes to Condensed Consolidated Financial Statements.

 QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$1,103,493	$1,158,057	$1,754,657	$2,193,415
Cost of goods sold	613,803	619,130	1,035,897	1,279,238
Gross profit	489,690	538,927	718,760	914,177

Operating expenses:
Research and development	174,947	168,164	338,037	336,732
Selling, general and administrative	103,696	97,752	209,119	199,567
Other operating expense	59,619	11,449	68,312	14,457
Total operating expenses	338,262	277,365	615,468	550,756
Operating income	151,428	261,562	103,292	363,421

Interest expense	(17,121)	(16,904)	(34,382)	(34,156)
Other income (expense), net	5,211	2,214	18,927	(2,848)
Income before income taxes	139,518	246,872	87,837	326,417

Income tax expense	(42,057)	(58,257)	(33,956)	(68,918)
Net income	$97,461	$188,615	$53,881	$257,499

Net income per share:
Basic	$1.00	$1.83	$0.55	$2.48
Diluted	$0.99	$1.82	$0.54	$2.46

Weighted-average shares of common stock outstanding:
Basic	97,945	102,927	98,167	103,991
Diluted	98,590	103,674	98,892	104,817
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$97,461	$188,615	$53,881	$257,499
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(9,569)	(23,811)	(10,428)	(47,026)
Reclassification adjustments, net of tax:
Amortization of pension actuarial (gain) loss	(3)	9	(6)	18
Other comprehensive loss	(9,572)	(23,802)	(10,434)	(47,008)
Total comprehensive income	$87,889	$164,813	$43,447	$210,491
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, July 1, 2023	98,048	$3,816,260	$(4,037)	$—	$3,812,223
Net income	—	—	—	97,461	97,461
Other comprehensive loss	—	—	(9,572)	—	(9,572)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	427	(19,741)	—	—	(19,741)
Repurchase of common stock, including transaction costs and excise tax	(969)	(37,699)	—	(62,855)	(100,554)
Stock-based compensation	—	37,369	—	—	37,369
Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186

Balance, July 2, 2022	103,340	$3,962,499	$(17,974)	$356,080	$4,300,605
Net income	—	—	—	188,615	188,615
Other comprehensive loss	—	—	(23,802)	—	(23,802)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	372	(16,993)	—	—	(16,993)
Repurchase of common stock, including transaction costs	(1,651)	(63,309)	—	(96,748)	(160,057)
Stock-based compensation	—	33,772	—	—	33,772
Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net income	—	—	—	53,881	53,881
Other comprehensive loss	—	—	(10,434)	—	(10,434)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	597	(24,163)	—	—	(24,163)
Issuance of common stock in connection with employee stock purchase plan	262	19,180	—	—	19,180
Repurchase of common stock, including transaction costs and excise tax	(2,002)	(97,396)	—	(103,770)	(201,166)
Stock-based compensation	—	77,094	—	—	77,094
Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186

Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	257,499	257,499
Other comprehensive loss	—	—	(47,008)	—	(47,008)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	509	(21,181)	—	—	(21,181)
Issuance of common stock in connection with employee stock purchase plan	195	18,893	—	—	18,893
Repurchase of common stock, including transaction costs	(4,946)	(188,410)	—	(321,689)	(510,099)
Stock-based compensation	—	70,818	—	—	70,818
Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$53,881	$257,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,183	103,882
Intangible assets amortization	61,103	66,539
Deferred income taxes	1,629	(16,693)
Stock-based compensation expense	77,498	67,203
Other, net	64,377	58,804
Changes in operating assets and liabilities:
Accounts receivable, net	(288,221)	(75,728)
Inventories	(45,694)	(81,716)
Prepaid expenses and other assets	(2,547)	30,503
Accounts payable and accrued liabilities	148,616	65,012
Income taxes payable and receivable	(9,674)	3,518
Other liabilities	(22,253)	61,601
Net cash provided by operating activities	137,898	540,424
Cash flows from investing activities:
Purchase of property and equipment	(68,076)	(90,454)
Proceeds from sales of property and equipment	47,301	331
Other investing activities	(3,418)	5,841
Net cash used in investing activities	(24,193)	(84,282)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(200,026)	(510,099)
Proceeds from the issuance of common stock	21,041	19,541
Tax withholding paid on behalf of employees for restricted stock units	(25,472)	(22,020)
Other financing activities	(9,854)	(379)
Net cash used in financing activities	(214,311)	(512,957)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,501)	(4,237)
Net decrease in cash, cash equivalents and restricted cash	(102,107)	(61,052)
Cash, cash equivalents and restricted cash at the beginning of the period	808,943	972,805
Cash, cash equivalents and restricted cash at the end of the period	$706,836	$911,753

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$706,836	$911,570
Restricted cash included in "Other current assets" and "Other non-current assets"	—	183
Total cash, cash equivalents and restricted cash	$706,836	$911,753

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$27,610	$26,658
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates under three segments, High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal years 2024 and 2023 are 52-week years.

2. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	September 30, 2023	April 1, 2023
Raw materials	$266,354	$264,367
Work in process	421,295	345,545
Finished goods	152,206	186,684
Total inventories	$839,855	$796,596

3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 1, 2023 (1)	$501,602	$525,351	$1,733,860	$2,760,813
Goodwill impairment	—	(48,000)	—	(48,000)
Effect of changes in foreign currency exchange rates	—	(4,503)	—	(4,503)
Balance as of September 30, 2023 (1)	$501,602	$472,848	$1,733,860	$2,708,310
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $730.0 million and $682.0 million as of September 30, 2023 and April 1, 2023, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023 and 2024.

During the second quarter of fiscal 2024, the Company completed an interim test for goodwill impairment as management determined, based on revisions to long-term forecasts, it was more likely than not that the fair value of a reporting unit within the CSG segment was below its carrying amount. The quantitative analysis, which considered the income approach and the market approach to estimate the reporting unit's fair value, resulted in a goodwill impairment charge of approximately $48.0 million, which was recorded in "Other operating expense" in the Condensed Consolidated Statements of Income.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	September 30, 2023		April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$863,836	$430,265	$872,106	$382,448
Customer relationships	87,040	58,551	104,616	67,485
Technology licenses	2,224	703	1,664	513
Trade names	910	901	910	789
In-process research and development	9,574	N/A	9,642	N/A
Total (1)	$963,584	$490,420	$988,938	$451,235
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

4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments, as of September 30, 2023 and April 1, 2023 were $18.5 million and $20.4 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three and six months ended September 30, 2023, the Company recorded a loss of $1.2 million and income of $0.9 million, respectively, based on its share of the limited partnerships' results. During the three and six months ended October 1, 2022, the Company recorded income of $1.2 million and $0.4 million, respectively, based on its share of the limited partnerships' results. These amounts are included in "Other income (expense), net" in the Condensed Consolidated Statements of Income. During the three and six months ended September 30, 2023, the Company received cash distributions of $2.3 million and $2.8 million, respectively, from these limited partnerships. No cash distributions were received during the three months ended October 1, 2022 and $2.0 million of cash distributions were received during the six months ended October 1, 2022. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Financial Instruments

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities measured on a recurring basis (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Marketable equity securities	$642	$642	$—	$—
Invested funds in deferred compensation plan (1)	42,939	42,939	—	—

April 1, 2023
Marketable equity securities	$1,094	$1,094	$—	$—
Invested funds in deferred compensation plan (1)	40,653	40,653	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)
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

5. LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	September 30, 2023	April 1, 2023
1.750% senior notes due 2024	$500,000	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,238	1,666
Unamortized premium, discount and issuance costs, net	(2,557)	(3,283)
Less current portion of long-term debt	(96)	(310)
Total long-term debt	$2,048,585	$2,048,073
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

On June 23, 2023, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to the Company’s ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ending December 30, 2023 and March 30, 2024. For subsequent fiscal quarters, the maximum Consolidated Leverage Ratio will return to 3.00 to 1.00.

During the three and six months ended September 30, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of September 30, 2023, the Company was in compliance with these covenants.

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

On September 13, 2023, pursuant to their obligations under the Registration Rights Agreement, the Company and the Guarantors filed with the SEC a registration statement relating to the registered exchange offer (the "Exchange Offer") to exchange the 2024 Notes for a new series of the Company's exchange notes having terms substantially identical in all material respects to, and in the same aggregate principal amount as, the 2024 Notes. On October 16, 2023, the Company and the Guarantors commenced the Exchange Offer, which is scheduled to expire on November 17, 2023, unless extended.

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid no interest on the 2024 Notes during the three months ended September 30, 2023 and October 1, 2022, and paid interest of $4.4 million during both the six months ended September 30, 2023 and October 1, 2022.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid no interest on the 2029 Notes during the three months ended September 30, 2023 and October 1, 2022, and paid interest of $18.6 million during both the six months ended September 30, 2023 and October 1, 2022.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid no interest on the 2031 Notes during the three and six months ended September 30, 2023, and paid interest of $11.8 million during the three and six months ended October 1, 2022.

Fair Value of Long-Term Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of September 30, 2023 was $470.7 million, $751.1 million and $553.8 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 1, 2023 was $464.2 million, $785.9 million and $565.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and six months ended September 30, 2023, the Company recognized $17.9 million and $36.1 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.8 million and $1.7 million, respectively. During the three and six months ended October 1, 2022, the Company recognized $17.9 million and $36.1 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $1.0 million and $2.0 million, respectively.

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

During the three and six months ended September 30, 2023, the Company repurchased approximately 1.0 million and 2.0 million shares of its common stock, respectively, for approximately $100.6 million and $201.2 million, respectively (including transaction costs and excise tax) under the current share repurchase program. As of September 30, 2023, approximately $1,505.0 million remains available for repurchases under the current share repurchase program.

During the three and six months ended October 1, 2022, the Company repurchased approximately 1.7 million and 4.9 million shares, respectively, of its common stock for approximately $160.1 million and $510.1 million, respectively (including transaction costs) under the prior share repurchase program.

7. COMMITMENTS AND CONTINGENT LIABILITIES

In fiscal 2022, the Company entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. In fiscal 2023, the agreement was amended and the term was extended through calendar year 2026. In the first quarter of fiscal 2023, the Company recorded charges of $110.0 million to "Cost of goods sold" based on the actual and estimated purchase shortfalls. No charges have been recorded to the Condensed Consolidated Statements of Income in the first quarter or second quarter of fiscal 2024 as a result of this agreement.

In October 2023, the long-term capacity reservation agreement with the foundry supplier was further amended. Pursuant to the amendment, the Company is no longer obligated to order silicon wafers from the foundry supplier and the agreement will be terminated effective December 31, 2023. A contract termination fee of $65.0 million will be recorded to “Cost of goods sold” in the third quarter of fiscal 2024 and is expected to be paid by the Company during the fourth quarter of fiscal 2024.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. REVENUE

Revenue to customers by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$699,288	$615,007	$1,014,571	$1,011,038
China	189,900	221,737	340,706	505,213
Other Asia	119,395	126,360	210,729	318,688
Taiwan	66,162	130,463	132,018	221,635
Europe	28,748	64,490	56,633	136,841
Total revenue	$1,103,493	$1,158,057	$1,754,657	$2,193,415

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives. These initiatives included seeking strategic alternatives related to its non-core biotechnology business. In the second quarter of fiscal 2024, it was determined that this business met the held for sale criteria under ASC 360, "Property, Plant and Equipment," and the sale of this business was subsequently completed in October 2023.

The Company will continue to evaluate its operating footprint, cost structure and strategic opportunities, but does not expect to incur additional material charges related to its 2023 restructuring initiatives. The restructuring charges recorded by the Company are not allocated to its reportable segments.

The following table summarizes the charges resulting from restructuring initiatives (in thousands):

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$2,482	$1,328	$3,810	$19,278	$2,757	$22,035
Asset impairment costs	—	3,646	3,646	2,159	4,286	6,445
One-time employee termination benefits	—	962	962	—	2,674	2,674
Total	$2,482	$5,936	$8,418	$21,437	$9,717	$31,154

The following table summarizes the activity related to the Company's restructuring liabilities for the six months ended September 30, 2023 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of April 1, 2023	$—	$5,248	$5,248
Costs incurred and charged to expense	2,674	22,035	24,709
Cash payments	(2,255)	(9,228)	(11,483)
Accrued restructuring balance as of September 30, 2023	$419	$18,055	$18,474

The accrued restructuring balances as of September 30, 2023 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid in the next twelve months.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. OPERATING SEGMENT INFORMATION

The Company's three operating and reportable segments, HPA, CSG, and ACG, are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income.

HPA is a leading global supplier of radio frequency ("RF") and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband, industrial, enterprise and consumer markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G and 6G network infrastructure.

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

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill impairment, charges associated with a long-term capacity reservation agreement, fixed asset impairments, (loss) gain on sale of fixed assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue:
HPA	$149,804	$228,132	$289,496	$439,083
CSG	103,622	143,329	202,885	295,644
ACG	850,067	786,596	1,262,276	1,458,688
Total revenue	$1,103,493	$1,158,057	$1,754,657	$2,193,415
Operating income (loss):
HPA	$25,446	$80,512	$49,410	$151,266
CSG	(27,725)	(10,019)	(47,886)	1,219
ACG	284,805	267,204	329,803	469,577
All other	(131,098)	(76,135)	(228,035)	(258,641)
Operating income	151,428	261,562	103,292	363,421
Interest expense	(17,121)	(16,904)	(34,382)	(34,156)
Other income (expense), net	5,211	2,214	18,927	(2,848)
Income before income taxes	$139,518	$246,872	$87,837	$326,417

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Reconciliation of "All other" category:
Stock-based compensation expense	$(39,053)	$(31,789)	$(77,498)	$(67,203)
Amortization of intangible assets	(29,963)	(32,787)	(60,835)	(66,439)
Restructuring-related charges (1)	(8,418)	(4,544)	(31,154)	(5,094)
Acquisition and integration-related costs	(852)	(8,642)	(2,047)	(14,950)
Goodwill impairment (2)	(48,000)	—	(48,000)	—
Charges associated with a long-term capacity reservation agreement	—	—	—	(110,000)
Other	(4,812)	1,627	(8,501)	5,045
Loss from operations for "All other"	$(131,098)	$(76,135)	$(228,035)	$(258,641)
(1) Refer to Note 9 for additional information.
(2) Refer to Note 3 for additional information.

11. INCOME TAXES

The Company’s income tax expense was $42.1 million and $34.0 million for the three and six months ended September 30, 2023, respectively, and income tax expense was $58.3 million and $68.9 million for the three and six months ended October 1, 2022, respectively. The Company’s effective tax rate was 30.1% and 38.7% for the three and six months ended September 30, 2023, respectively, and 23.6% and 21.1% for the three and six months ended October 1, 2022, respectively.

The Company's effective tax rate for the three and six months ended September 30, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI"), domestic tax credits generated, discrete tax items recorded during the period and the effects of a non-deductible goodwill impairment charge within the CSG segment. A discrete tax expense of $5.6 million and $5.5 million was recorded during the three and six months ended September 30, 2023 and primarily resulted from foreign currency gains recognized for tax purposes.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company's effective tax rate for the three and six months ended October 1, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the period. A discrete tax expense of $6.7 million and discrete tax benefit of $12.6 million was recorded during the three and six months ended October 1, 2022, respectively. The discrete tax expense for the three months ended October 1, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the six months ended October 1, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the first quarter of fiscal 2023.

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$97,461	$188,615	$53,881	$257,499
Denominator:
Denominator for basic net income per share — weighted-average shares	97,945	102,927	98,167	103,991
Effect of dilutive securities:
Stock-based awards	645	747	725	826
Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	98,590	103,674	98,892	104,817
Basic net income per share	$1.00	$1.83	$0.55	$2.48
Diluted net income per share	$0.99	$1.82	$0.54	$2.46

In the computation of diluted net income per share for the three and six months ended September 30, 2023, approximately 0.8 million and 0.6 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended October 1, 2022, approximately 1.0 million and 0.7 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; continued effects of the COVID-19 pandemic; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, including under long-term supply agreements, due to timing of customers' forecasts; our inability to effectively manage or maintain evolving relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches and other similar disruptions; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023 and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of September 30, 2023.

HPA is a leading global supplier of radio frequency ("RF") and power solutions for automotive, defense and aerospace, cellular infrastructure, broadband, industrial, enterprise and consumer markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and 5G and 6G network infrastructure.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, microelectromechanical system-based sensors and bulk acoustic wave ("BAW")-based sensors. CSG’s markets include home and consumer electronics, industrial automation, automotive, smartphones, wearables, and industrial and enterprise access points.

ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high performance cellular products to the world's leading smartphone and consumer electronics companies.

SECOND QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

•Revenue for the second quarter of fiscal 2024 decreased 4.7% as compared to the second quarter of fiscal 2023, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for mass market smartphones and products in other markets including Wi-Fi, cellular infrastructure, power management and broadband. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories. The decrease in revenue was partially offset by content gains at our largest end customer.

•Gross margin for the second quarter of fiscal 2024 decreased to 44.4% as compared to 46.5% for the second quarter of fiscal 2023, primarily due to average selling price erosion and the sell-through of inventory with higher unit costs resulting from lower production volumes, partially offset by lower inventory charges.

•Operating income was $151.4 million for the second quarter of fiscal 2024 as compared to operating income of $261.6 million for the second quarter of fiscal 2023. This decrease was primarily due to a goodwill impairment charge, lower revenue and lower gross margin. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the goodwill impairment charge.

•Net income per diluted share was $0.99 for the second quarter of fiscal 2024 as compared to net income per diluted share of $1.82 for the second quarter of fiscal 2023.

•Capital expenditures were $28.6 million for the second quarter of fiscal 2024 as compared to $47.0 million for the second quarter of fiscal 2023.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	September 30, 2023	% of Revenue	October 1, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,103,493	100.0%	$1,158,057	100.0%	$(54,564)	(4.7)%
Cost of goods sold	613,803	55.6	619,130	53.5	(5,327)	(0.9)
Gross profit	489,690	44.4	538,927	46.5	(49,237)	(9.1)
Research and development	174,947	15.9	168,164	14.5	6,783	4.0
Selling, general and administrative	103,696	9.4	97,752	8.4	5,944	6.1
Other operating expense	59,619	5.4	11,449	1.0	48,170	420.7
Operating income	$151,428	13.7%	$261,562	22.6%	$(110,134)	(42.1)%

	Six Months Ended
	September 30, 2023	% of Revenue	October 1, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,754,657	100.0%	$2,193,415	100.0%	$(438,758)	(20.0)%
Cost of goods sold	1,035,897	59.0	1,279,238	58.3	(243,341)	(19.0)
Gross profit	718,760	41.0	914,177	41.7	(195,417)	(21.4)
Research and development	338,037	19.3	336,732	15.4	1,305	0.4
Selling, general and administrative	209,119	11.9	199,567	9.1	9,552	4.8
Other operating expense	68,312	3.9	14,457	0.6	53,855	372.5
Operating income	$103,292	5.9%	$363,421	16.6%	$(260,129)	(71.6)%

Revenue decreased for the three and six months ended September 30, 2023, compared to the three and six months ended October 1, 2022, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for mass market smartphones and products in other markets including Wi-Fi, cellular infrastructure, power management and broadband. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories. The decrease in revenue was partially offset by content gains at our largest end customer.

Gross margin decreased for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, primarily due to average selling price erosion and the sell-through of inventory with higher unit costs resulting from lower production volumes, partially offset by lower inventory charges.

Gross margin decreased for the six months ended September 30, 2023, compared to the six months ended October 1, 2022, primarily due to the sell-through of inventory with higher unit costs resulting from lower production volumes, average selling price erosion and restructuring charges, partially offset by favorable changes in customer mix.

In fiscal 2022, we entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. In fiscal 2023, the agreement was amended and the term was extended through calendar year 2026. In the first quarter of fiscal 2023, we recorded charges of $110.0 million to "Cost of goods sold" based on our actual and estimated purchase shortfalls. No charges have been recorded to the Condensed Consolidated Statements of Income in the first quarter or second quarter of fiscal 2024 as a result of this agreement. In October 2023, the long-term capacity reservation agreement with the foundry supplier was further amended. Pursuant to the amendment, we are no longer obligated to order silicon wafers from the foundry supplier and the agreement will be terminated effective December 31, 2023. A contract termination fee of $65.0 million will be recorded to “Cost of goods sold” in the third quarter of fiscal 2024 and is expected to be paid during the fourth quarter of fiscal 2024.

Operating expenses increased for the three and six months ended September 30, 2023, compared to the three and six months ended October 1, 2022, primarily due to a goodwill impairment charge, employee-related costs and restructuring charges. In addition, in fiscal 2024, we began a multiyear project to upgrade the core systems we use to run our business and recorded consulting expenses associated with this project.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$149,804	$228,132	$(78,328)	(34.3)%
Operating income	25,446	80,512	(55,066)	(68.4)
Operating income as a % of revenue	17.0%	35.3%

	Six Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$289,496	$439,083	$(149,587)	(34.1)%
Operating income	49,410	151,266	(101,856)	(67.3)
Operating income as a % of revenue	17.1%	34.5%

HPA revenue decreased for the three and six months ended September 30, 2023, compared to the three and six months ended October 1, 2022, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for products in the cellular infrastructure, power management and broadband markets, including products supporting solid-state drives and power tools. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

HPA operating income decreased for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, primarily due to lower revenue and the sell-through of inventory with higher unit costs resulting from lower production volumes.

HPA operating income decreased for the six months ended September 30, 2023, compared to the six months ended October 1, 2022, primarily due to lower revenue, the sell-through of inventory with higher unit costs resulting from lower production volumes, and inventory-related charges.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$103,622	$143,329	$(39,707)	(27.7)%
Operating loss	(27,725)	(10,019)	(17,706)	(176.7)
Operating loss as a % of revenue	(26.8)%	(7.0)%

	Six Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$202,885	$295,644	$(92,759)	(31.4)%
Operating (loss) income	(47,886)	1,219	(49,105)	(4,028.3)
Operating (loss) income as a % of revenue	(23.6)%	0.4%

CSG revenue decreased for the three and six months ended September 30, 2023, compared to the three and six months ended October 1, 2022, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for Wi-Fi components. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

CSG operating loss increased for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, due to lower revenue and higher operating expenses driven by employee-related costs.

CSG operating income decreased for the six months ended September 30, 2023, compared to the six months ended October 1, 2022, primarily due to lower revenue, the sell-through of inventory with higher unit costs resulting from lower production volumes, average selling price erosion, and to a lesser extent, increased operating expenses primarily due to employee-related costs.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$850,067	$786,596	$63,471	8.1%
Operating income	284,805	267,204	17,601	6.6
Operating income as a % of revenue	33.5%	34.0%

	Six Months Ended
(In thousands, except percentages)	September 30, 2023	October 1, 2022	Dollar Change	Percentage Change
Revenue	$1,262,276	$1,458,688	$(196,412)	(13.5)%
Operating income	329,803	469,577	(139,774)	(29.8)
Operating income as a % of revenue	26.1%	32.2%

ACG revenue increased for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, primarily due to content gains at our largest end customer, partially offset by challenges in the global macroeconomic environment which negatively impacted end market demand for mass market smartphones. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories.

ACG revenue decreased for the six months ended September 30, 2023, compared to the six months ended October 1, 2022, primarily due to challenges in the global macroeconomic environment which negatively impacted end market demand for mass market smartphones. Revenue was also negatively impacted by ongoing efforts to reduce channel inventories. The decrease in revenue was partially offset by content gains at our largest end customer.

ACG operating income increased for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, primarily due to higher revenue, partially offset by average selling price erosion and higher product development costs.

ACG operating income decreased for the six months ended September 30, 2023, compared to the six months ended October 1, 2022, primarily due to lower revenue, average selling price erosion and the sell-through of inventory with higher unit costs resulting from lower production volumes. These decreases to operating income were partially offset by favorable changes in customer mix.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to the consolidated operating income for the three and six months ended September 30, 2023 and October 1, 2022.

INTEREST, OTHER INCOME (EXPENSE) AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest expense	$(17,121)	$(16,904)	$(34,382)	$(34,156)
Other income (expense), net	5,211	2,214	18,927	(2,848)
Income tax expense	(42,057)	(58,257)	(33,956)	(68,918)

Interest expense
During the three and six months ended September 30, 2023 and October 1, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income (expense), net
During the three months ended September 30, 2023, we recorded interest income of $7.7 million and net losses of $2.5 million from our share of the results from our limited partnership investments and other investments. During the six months ended September 30, 2023, we recorded interest income of $15.9 million and net gains of $2.1 million from our share of the results from our limited partnership investments and other investments.

During the three months ended October 1, 2022, we recorded interest income of $3.0 million and net losses of $0.7 million from our share of the results from our limited partnership investments and other investments. During the six months ended October 1, 2022, we recorded interest income of $4.7 million and net losses of $7.2 million from our share of the results from our limited partnership investments and other investments.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense
During the three and six months ended September 30, 2023, we recorded income tax expense of $42.1 million and $34.0 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, the impact of global intangible low tax income ("GILTI") and discrete tax items, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits recorded during the period. The discrete tax expense for the three and six months ended September 30, 2023 primarily resulted from foreign currency gains recognized for tax purposes.

During the three and six months ended October 1, 2022, we recorded income tax expense of $58.3 million and $68.9 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits generated and discrete tax items recorded during the period. The discrete tax expense for the three months ended October 1, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the six months ended October 1, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement recorded during the first quarter of fiscal 2023.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 30, 2023, we had working capital of approximately $1,590.9 million, including $706.8 million in cash and cash equivalents, compared to working capital of approximately $1,474.0 million, including $808.8 million in cash and cash equivalents as of April 1, 2023.

Our $706.8 million of total cash and cash equivalents as of September 30, 2023, includes approximately $572.0 million held by our foreign subsidiaries, of which $358.8 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may from time to time in the future seek to retire or make optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Stock Repurchases
During the six months ended September 30, 2023, we repurchased approximately 2.0 million shares of our common stock for approximately $201.2 million (including transaction costs and excise tax) under our share repurchase program. As of September 30, 2023, approximately $1,505.0 million remains available for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $137.9 million and $540.4 million for the six months ended September 30, 2023 and October 1, 2022, respectively. This decrease in cash provided by operating activities was primarily due to decreased profitability and changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $24.2 million and $84.3 million for the six months ended September 30, 2023 and October 1, 2022, respectively. During the six months ended September 30, 2023, we received proceeds of $47.3 million primarily from the sale of our BAW manufacturing facility in Farmers Branch, Texas.

Cash Flows from Financing Activities
Net cash used in financing activities was $214.3 million and $513.0 million for the six months ended September 30, 2023 and October 1, 2022, respectively, primarily due to our stock repurchases. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

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

On June 23, 2023, we entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to our ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increases the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ending December 30, 2023 and March 30, 2024. For subsequent fiscal quarters, the maximum Consolidated Leverage Ratio will return to 3.00 to 1.00.

During the six months ended September 30, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of September 30, 2023, we were in compliance with these covenants.

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

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of our 2029 Notes. On December 20, 2019, and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of our 2029 Notes. Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

Capital Commitments As of September 30, 2023, we had capital commitments of approximately $65.7 million primarily for expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

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

Taxes We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are subject to audits by tax authorities. While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. There can be no assurance that the outcomes from tax audits will not have an adverse effect on our results of operations in the period during which the review is conducted.

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

Summarized Balance Sheets (in thousands)	September 30, 2023	April 1, 2023
ASSETS
Current assets (1)	$829,203	$972,989
Non-current assets	2,272,426	2,398,287

LIABILITIES
Current liabilities	$259,834	$296,049
Long-term liabilities (2)	2,725,696	2,689,824
(1) Includes net amounts due from Non-Guarantor subsidiaries of $292.8 million and $379.5 million as of September 30, 2023 and April 1, 2023, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $568.9 million and $509.1 million as of September 30, 2023 and April 1, 2023, respectively.

Summarized Statement of Operations	Six Months Ended
(in thousands)	September 30, 2023
Revenue	$500,482
Gross profit	82,354
Net loss	(158,151)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 2, 2023 to July 29, 2023	147	$103.93	147	$1,589.7
July 30, 2023 to August 26, 2023	153	103.97	153	1,573.8
August 27, 2023 to September 30, 2023	669	102.94	669	1,505.0
Total	969	$103.26	969

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

As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax is recognized as part of the cost basis of shares acquired in the Condensed Consolidated Statements of Stockholders' Equity and is excluded from amounts presented above.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the second quarter of fiscal 2024. None of our directors or Section 16 officers took actions with respect to a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K, during the second quarter of fiscal 2024.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold(1)
Philip J. Chesley Senior Vice President and President of High Performance Analog	Adoption	8/25/2023	8/30/2024	27,898

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 2, 2023	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer