Form 10-Q
period 2023-12-30
Qorvo, Inc.
filed 2024-02-01
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023
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

As of January 25, 2024, there were 96,548,458 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,071,987	$808,757
Accounts receivable, net of allowance of $432 and $369 as of December 30, 2023 and April 1, 2023, respectively	483,810	304,519
Inventories	726,687	796,596
Prepaid expenses	39,575	46,684
Other receivables	30,855	26,535
Other current assets	75,454	46,703
Total current assets	2,428,368	2,029,794
Property and equipment, net of accumulated depreciation of $2,017,964 and $1,900,317 as of December 30, 2023 and April 1, 2023, respectively	1,039,439	1,149,806
Goodwill	2,540,461	2,760,813
Intangible assets, net	499,963	537,703
Long-term investments	24,714	20,406
Other non-current assets	166,443	193,381
Total assets	$6,699,388	$6,691,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282,954	$210,701
Accrued liabilities	327,485	222,463
Current portion of long-term debt	479,964	310
Other current liabilities	189,930	122,289
Total current liabilities	1,280,333	555,763
Long-term debt	1,550,438	2,048,073
Other long-term liabilities	230,270	185,273
Total liabilities	3,061,041	2,789,109
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 96,680 and 98,649 shares issued and outstanding at December 30, 2023 and April 1, 2023, respectively	3,730,577	3,821,474
Accumulated other comprehensive income (loss)	102	(3,175)
(Accumulated deficit) retained earnings	(92,332)	84,495
Total stockholders’ equity	3,638,347	3,902,794
Total liabilities and stockholders’ equity	$6,699,388	$6,691,903
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Revenue	$1,073,861	$743,281	$2,828,518	$2,936,696
Cost of goods sold	685,983	475,230	1,721,880	1,754,468
Gross profit	387,878	268,051	1,106,638	1,182,228

Operating expenses:
Research and development	164,329	149,472	502,366	486,204
Selling, general and administrative	86,914	76,269	296,033	275,836
Other operating expense	178,204	33,581	246,516	48,038
Total operating expenses	429,447	259,322	1,044,915	810,078
Operating (loss) income	(41,569)	8,729	61,723	372,150

Interest expense	(17,581)	(17,066)	(51,963)	(51,222)
Other income, net	15,359	5,562	34,286	2,714
(Loss) income before income taxes	(43,791)	(2,775)	44,046	323,642

Income tax expense	(83,147)	(13,156)	(117,103)	(82,074)
Net (loss) income	$(126,938)	$(15,931)	$(73,057)	$241,568

Net (loss) income per share:
Basic	$(1.31)	$(0.16)	$(0.75)	$2.34
Diluted	$(1.31)	$(0.16)	$(0.75)	$2.33

Weighted-average shares of common stock outstanding:
Basic	97,152	100,943	97,905	103,039
Diluted	97,152	100,943	97,905	103,812
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net (loss) income	$(126,938)	$(15,931)	$(73,057)	$241,568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	13,714	30,403	3,286	(16,623)
Reclassification adjustments, net of tax:
Amortization of pension actuarial (gain) loss	(3)	8	(9)	26
Other comprehensive income (loss)	13,711	30,411	3,277	(16,597)
Total comprehensive (loss) income	$(113,227)	$14,480	$(69,780)	$224,971
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186
Net loss	—	—	—	(126,938)	(126,938)
Other comprehensive income	—	—	13,711	—	13,711
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	19	(847)	—	—	(847)
Issuance of common stock in connection with employee stock purchase plan	217	15,865	—	—	15,865
Repurchase of common stock, including transaction costs and excise tax	(1,062)	(100,812)	—	—	(100,812)
Stock-based compensation	—	20,182	—	—	20,182
Balance, December 30, 2023	96,680	$3,730,577	$102	$(92,332)	$3,638,347

Balance, October 1, 2022	102,061	$3,915,969	$(41,776)	$447,947	$4,322,140
Net loss	—	—	—	(15,931)	(15,931)
Other comprehensive income	—	—	30,411	—	30,411
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	41	(321)	—	—	(321)
Issuance of common stock in connection with employee stock purchase plan	150	11,276	—	—	11,276
Repurchase of common stock, including transaction costs	(2,231)	(85,610)	—	(116,023)	(201,633)
Stock-based compensation	—	18,626	—	—	18,626
Balance, December 31, 2022	100,021	$3,859,940	$(11,365)	$315,993	$4,164,568
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(73,057)	(73,057)
Other comprehensive income	—	—	3,277	—	3,277
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	616	(25,010)	—	—	(25,010)
Issuance of common stock in connection with employee stock purchase plan	479	35,045	—	—	35,045
Repurchase of common stock, including transaction costs and excise tax	(3,064)	(198,208)	—	(103,770)	(301,978)
Stock-based compensation	—	97,276	—	—	97,276
Balance, December 30, 2023	96,680	$3,730,577	$102	$(92,332)	$3,638,347

Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	241,568	241,568
Other comprehensive loss	—	—	(16,597)	—	(16,597)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	550	(21,502)	—	—	(21,502)
Issuance of common stock in connection with employee stock purchase plan	345	30,169	—	—	30,169
Repurchase of common stock, including transaction costs	(7,177)	(274,020)	—	(437,712)	(711,732)
Stock-based compensation	—	89,444	—	—	89,444
Balance, December 31, 2022	100,021	$3,859,940	$(11,365)	$315,993	$4,164,568
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(73,057)	$241,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	146,841	155,132
Intangible assets amortization	92,308	99,476
Deferred income taxes	62,365	(2,557)
Goodwill impairment	221,414	—
Stock-based compensation expense	99,253	86,911
Other, net	24,453	95,459
Changes in operating assets and liabilities:
Accounts receivable, net	(179,315)	201,823
Inventories	66,190	(98,882)
Prepaid expenses and other assets	(10,312)	42,979
Accounts payable and accrued liabilities	183,091	(85,321)
Income taxes payable and receivable	(9,408)	(17,281)
Other liabilities	7,022	58,481
Net cash provided by operating activities	630,845	777,788
Cash flows from investing activities:
Purchase of property and equipment	(94,514)	(124,853)
Proceeds from sales of property and equipment	47,446	581
Other investing activities	23,777	6,914
Net cash used in investing activities	(23,291)	(117,358)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(300,043)	(711,732)
Proceeds from the issuance of common stock	26,358	20,828
Tax withholding paid on behalf of employees for restricted stock units	(26,318)	(22,687)
Repurchase of debt	(17,914)	—
Other financing activities	(9,933)	(422)
Net cash used in financing activities	(327,850)	(714,013)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,340	(280)
Net increase (decrease) in cash, cash equivalents and restricted cash	283,044	(53,863)
Cash, cash equivalents and restricted cash at the beginning of the period	808,943	972,805
Cash, cash equivalents and restricted cash at the end of the period	$1,091,987	$918,942

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,071,987	$918,758
Restricted cash included in "Other current assets" and "Other non-current assets"	20,000	184
Total cash, cash equivalents and restricted cash	$1,091,987	$918,942

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$77,704	$26,597
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

2. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	December 30, 2023	April 1, 2023
Raw materials	$214,530	$264,367
Work in process	372,554	345,545
Finished goods	139,603	186,684
Total inventories	$726,687	$796,596

3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 1, 2023 (1)	$501,602	$525,351	$1,733,860	$2,760,813
Goodwill impairment	—	(221,414)	—	(221,414)
Effect of changes in foreign currency exchange rates	—	1,062	—	1,062
Balance as of December 30, 2023 (1)	$501,602	$304,999	$1,733,860	$2,540,461
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $903.4 million and $682.0 million as of December 30, 2023 and April 1, 2023, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023 and 2024.

During the second quarter of fiscal 2024, the Company completed an interim test for goodwill impairment as management determined, based on revisions to long-term forecasts, it was more likely than not that the fair value of a reporting unit within the CSG segment was below its carrying amount. The quantitative analysis, which considered the income approach and the market approach to estimate the reporting unit's fair value, resulted in a goodwill impairment charge of approximately $48.0 million. In the third quarter of fiscal 2024, the Company concluded that an impairment triggering event occurred for this same

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
reporting unit within the CSG segment as new information was received regarding slower than expected market adoption for one of CSG's new technologies and lower attach rates for a second CSG technology (resulting in further revisions to the long-term forecasts of this reporting unit). The Company concluded that it was more likely than not that the fair value of this reporting unit was below its carrying amount, and a quantitative analysis was performed. The quantitative analysis, which considered the income approach and the market approach to estimate the reporting unit's fair value, resulted in a goodwill impairment charge of approximately $173.4 million. These goodwill impairment charges are recorded in "Other operating expense" in the Condensed Consolidated Statements of Operations.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 30, 2023		April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$876,285	$462,259	$872,106	$382,448
Customer relationships	87,040	62,872	104,616	67,485
Technology licenses	54,287	2,128	1,664	513
Trade names	910	910	910	789
In-process research and development	9,610	N/A	9,642	N/A
Total (1)	$1,028,132	$528,169	$988,938	$451,235
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

4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amounts of these investments, as of December 30, 2023 and April 1, 2023 were $17.5 million and $20.4 million, respectively, and are classified as "Long-term investments" in the Condensed Consolidated Balance Sheets. During the three and nine months ended December 30, 2023, the Company recorded a loss of $0.6 million and income of $0.3 million, respectively, based on its share of the limited partnerships' results. During the three and nine months ended December 31, 2022, the Company recorded losses of $5.0 million and $4.7 million, respectively, based on its share of the limited partnerships' results. These amounts are included in "Other income, net" in the Condensed Consolidated Statements of Operations. During the three and nine months ended December 30, 2023, the Company received cash distributions of $0.4 million and $3.2 million, respectively, from these limited partnerships. During the three and nine months ended December 31, 2022, the Company received cash distributions of $0.2 million and $2.2 million, respectively, from these limited partnerships. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Fair Value of Financial Instruments

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities measured on a recurring basis (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2023
Marketable equity securities	$812	$812	$—	$—
Invested funds in deferred compensation plan (1)	48,386	48,386	—	—

April 1, 2023
Marketable equity securities	$1,094	$1,094	$—	$—
Invested funds in deferred compensation plan (1)	40,653	40,653	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)
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

5. DEBT

The following table summarizes the outstanding debt (in thousands):

	December 30, 2023	April 1, 2023
1.750% senior notes due 2024	$481,333	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	1,255	1,666
Unamortized premium, discount and issuance costs, net	(2,186)	(3,283)
Total debt	2,030,402	2,048,383
Less current portion of debt	(479,964)	(310)
Total long-term debt	$1,550,438	$2,048,073
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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

On June 23, 2023, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to the Company’s ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ended December 30, 2023 and ending March 30, 2024. For subsequent fiscal quarters, the maximum Consolidated Leverage Ratio will return to 3.00 to 1.00.

During the three and nine months ended December 30, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of December 30, 2023, the Company was in compliance with these covenants.

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

In connection with the offering of the 2024 Notes, the Company agreed to provide the holders of the 2024 Notes with an opportunity to exchange the 2024 Notes for registered notes having terms substantially identical to the 2024 Notes. On November 24, 2023, the Company completed the exchange offer, in which substantially all of the privately placed 2024 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended.

In December 2023, the Company repurchased $18.7 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market. The Company recognized a net gain on debt extinguishment of $0.7 million, which is included in "Other income, net" in the Condensed Consolidated Statements of Operations. The remaining principal amount of the 2024 Notes of $481.3 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of December 30, 2023.

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid interest of $4.2 million and $8.6 million on the 2024 Notes during the three and nine months ended December 30, 2023, respectively, and paid interest of $4.4 million and $8.8 million on the 2024 Notes during the three and nine months ended December 31, 2022, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during both the three months ended December 30, 2023 and December 31, 2022, and paid interest of $37.2 million during both the nine months ended December 30, 2023 and December 31, 2022.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during the three and nine months ended December 30, 2023. The Company paid no interest on the 2031 Notes during the three months ended December 31, 2022 and paid interest of $11.8 million during the nine months ended December 31, 2022.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of December 30, 2023 was $462.1 million, $803.9 million and $602.2 million, respectively (compared to the outstanding principal amount of $481.3 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 1, 2023 was $464.2 million, $785.9 million and $565.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and nine months ended December 30, 2023, the Company recognized $18.2 million and $54.2 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $0.6 million and $2.3 million, respectively. During the three and nine months ended December 31, 2022, the Company recognized $18.1 million and $54.2 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, partially offset by interest capitalized to property and equipment of $1.0 million and $3.0 million, respectively.

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

During the three and nine months ended December 30, 2023, the Company repurchased approximately 1.1 million and 3.1 million shares of its common stock, respectively, for approximately $100.8 million and $302.0 million, respectively (including transaction costs and excise tax) under the current share repurchase program. As of December 30, 2023, approximately $1,405.0 million remains authorized for repurchases under the current share repurchase program.

During the three and nine months ended December 31, 2022, the Company repurchased approximately 2.2 million and 7.2 million shares of its common stock, respectively, for approximately $201.6 million and $711.7 million, respectively (including transaction costs) under the prior and current share repurchase programs.

7. COMMITMENTS AND CONTINGENT LIABILITIES

In fiscal 2022, the Company entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. In fiscal 2023, the agreement was amended, and the term was extended through calendar year 2026. In the first quarter of fiscal 2023, the Company recorded charges of $110.0 million to "Cost of goods sold" based on the actual and estimated purchase shortfalls. No charges were recorded to the Condensed Consolidated Statements of Operations in the first quarter or second quarter of fiscal 2024 as a result of this agreement.

In October 2023, the agreement was further amended. Pursuant to the amendment, the Company is no longer obligated to order silicon wafers from the foundry supplier and the agreement was terminated effective December 31, 2023. A contract termination fee of $65.0 million, which is expected to be paid by the Company during the fourth quarter of fiscal 2024, was recorded to “Cost of goods sold” and "Other current liabilities" in the third quarter of fiscal 2024.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. REVENUE

Revenue to customers by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
United States	$652,477	$459,194	$1,667,048	$1,470,231
China	201,172	124,799	541,878	630,012
Other Asia	144,584	72,002	355,313	390,690
Taiwan	60,775	53,072	192,793	274,707
Europe	14,853	34,214	71,486	171,056
Total revenue	$1,073,861	$743,281	$2,828,518	$2,936,696

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives. These initiatives (the "2023 Restructuring Initiatives") included seeking strategic alternatives related to its non-core biotechnology business. In the third quarter of fiscal 2024, the Company recognized a gain on the sale of its non-core biotechnology business, which is recorded in "Other operating expense" in the Condensed Consolidated Statements of Operations.

The Company will continue to evaluate its operating footprint, cost structure and strategic opportunities, but does not expect to incur additional material charges related to the 2023 Restructuring Initiatives. As of December 30, 2023, the Company has incurred cumulative charges of $160.5 million related to the 2023 Restructuring Initiatives.

The following tables summarize the charges resulting from the 2023 Restructuring Initiatives (in thousands):

	Three Months Ended December 30, 2023			Nine Months Ended December 30, 2023
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs (1)	$(250)	$773	$523	$19,028	$3,530	$22,558
Asset impairment costs (2)	—	2,341	2,341	2,159	6,627	8,786
One-time employee termination benefits	—	7	7	—	2,681	2,681
Total	$(250)	$3,121	$2,871	$21,187	$12,838	$34,025

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$3,600	$11,509	$15,109	$3,600	$13,433	$17,033
Asset impairment costs (2)	—	12,899	12,899	—	12,899	12,899
One-time employee termination benefits (1)	—	(623)	(623)	—	2,547	2,547
Total	$3,600	$23,785	$27,385	$3,600	$28,879	$32,479
(1) Includes reversal due to adjustment of previously accrued restructuring charges.
(2) Includes the adjustment of certain property and equipment to reflect its fair value.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In the third quarter of fiscal 2024, the Company entered into a definitive agreement with a global advanced contract manufacturer (the "Purchaser"), to sell its assembly and test facilities in Beijing and Dezhou, China (the "2024 Restructuring Initiative"). The transaction is expected to be completed in the first half of calendar 2024, subject to receipt of regulatory approvals and the satisfaction or waiver of other closing conditions. Assembly and test services will be provided to the Company by the Purchaser under a long-term supply agreement upon completion of the transaction. In connection with the 2024 Restructuring Initiative, the Company incurred immaterial legal and professional fees, recorded to "Other operating expense," in the third quarter of fiscal 2024, and expects to incur additional restructuring-related charges related to this initiative. Restructuring charges recorded by the Company are not allocated to its reportable segments.

The following table summarizes the activity related to the Company's restructuring liabilities for the nine months ended December 30, 2023 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of April 1, 2023	$—	$5,248	$5,248
Costs incurred and charged to expense	2,681	25,762	28,443
Cash payments	(2,604)	(16,571)	(19,175)
Accrued restructuring balance as of December 30, 2023	$77	$14,439	$14,516
The accrued restructuring balances as of December 30, 2023 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid in the next twelve months.

10. OPERATING SEGMENT INFORMATION

The Company's three operating and reportable segments, HPA, CSG, and ACG, are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. The Company’s manufacturing facilities service and provide benefit to all three operating segments and the operating costs of the facilities are reflected in the cost of goods sold of each operating segment, on the basis of product cost. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information.

HPA is a leading global supplier of radio frequency ("RF") and power management solutions for automotive, defense and aerospace, cellular infrastructure, broadband, industrial, enterprise and consumer markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and aerospace, and 5G and 6G network infrastructure.

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

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill impairment, charges associated with a long-term capacity reservation agreement, gain (loss) on disposal of business and assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Revenue:
HPA	$118,890	$155,011	$408,386	$594,094
CSG	108,898	96,810	311,783	392,454
ACG	846,073	491,460	2,108,349	1,950,148
Total revenue	$1,073,861	$743,281	$2,828,518	$2,936,696
Operating (loss) income:
HPA	$1,578	$29,836	$50,988	$181,102
CSG	(25,590)	(31,145)	(73,476)	(29,926)
ACG	263,792	99,862	593,595	569,439
All other	(281,349)	(89,824)	(509,384)	(348,465)
Operating (loss) income	(41,569)	8,729	61,723	372,150
Interest expense	(17,581)	(17,066)	(51,963)	(51,222)
Other income, net	15,359	5,562	34,286	2,714
(Loss) income before income taxes	$(43,791)	$(2,775)	$44,046	$323,642

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Reconciliation of "All other" category:
Stock-based compensation expense	$(21,755)	$(19,708)	$(99,253)	$(86,911)
Amortization of intangible assets	(29,787)	(32,844)	(90,622)	(99,283)
Restructuring-related charges (1)	(6,075)	(27,385)	(37,229)	(32,479)
Acquisition and integration-related costs	(2,529)	(6,296)	(4,576)	(21,246)
Goodwill impairment (2)	(173,414)	—	(221,414)	—
Charges associated with a long-term capacity reservation agreement (3)	(51,864)	—	(51,864)	(110,000)
Other	4,075	(3,591)	(4,426)	1,454
Loss from operations for "All other"	$(281,349)	$(89,824)	$(509,384)	$(348,465)
(1) Refer to Note 9 for additional information.
(2) Refer to Note 3 for additional information.
(3) Refer to Note 7 for additional information.

11. INCOME TAXES

The Company’s income tax expense was $83.1 million and $117.1 million for the three and nine months ended December 30, 2023, respectively, and income tax expense was $13.2 million and $82.1 million for the three and nine months ended December 31, 2022, respectively. The Company’s effective tax rate was (189.9)% and 265.9% for the three and nine months ended December 30, 2023, respectively, and (474.1)% and 25.4% for the three and nine months ended December 31, 2022, respectively.

The Company's effective tax rate for the three and nine months ended December 30, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global intangible low tax income ("GILTI"), domestic tax credits generated, discrete charges and tax items recorded during the periods including effects of non-deductible goodwill impairment charges within the CSG segment. A discrete tax expense of $40.2 million and $45.7 million was recorded during the three and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
nine months ended December 30, 2023, respectively. The discrete tax expense for the three months ended December 30, 2023 primarily related to the tax impacts of the Company’s reversal of its permanent reinvestment assertion, sale of its non-core biotechnology business, termination of a long-term capacity reservation agreement, and the correlative effects on GILTI. The discrete tax expense for the three and nine months ended December 30, 2023 was also impacted by foreign currency gains recognized for tax purposes.

The Company continually evaluates its global cash needs and has historically asserted that some of its unremitted foreign earnings were permanently reinvested. During the three months ended December 30, 2023, the Company entered into a definitive agreement to sell its assembly and test facilities in China (refer to Note 9 for additional information), and it was determined the Company could no longer support its permanent reinvestment assertion on related, unremitted earnings. In relation to the reversal of its permanent reinvestment assertion, the Company recorded a $28.2 million discrete tax expense during the third quarter of fiscal 2024, and as of December 30, 2023, the Company no longer asserts that any of the earnings of its foreign subsidiaries are permanently reinvested.

The Company's effective tax rate for the three and nine months ended December 31, 2022 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax items recorded during the periods. A discrete tax expense of $2.2 million and discrete tax benefit of $10.4 million was recorded during the three and nine months ended December 31, 2022, respectively. The discrete tax expense for the three months ended December 31, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the nine months ended December 31, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement, partially offset by foreign currency gains recognized for tax purposes.

12. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(126,938)	$(15,931)	$(73,057)	$241,568
Denominator:
Denominator for basic net (loss) income per share — weighted-average shares	97,152	100,943	97,905	103,039
Effect of dilutive securities:
Stock-based awards	—	—	—	773
Denominator for diluted net (loss) income per share — adjusted weighted-average shares and assumed conversions	97,152	100,943	97,905	103,812
Basic net (loss) income per share	$(1.31)	$(0.16)	$(0.75)	$2.34
Diluted net (loss) income per share	$(1.31)	$(0.16)	$(0.75)	$2.33

In the computation of net loss per share for the three and nine months ended December 30, 2023, approximately 2.2 million and 1.6 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of net loss per share for the three months ended December 31, 2022, approximately 2.0 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the nine months ended December 31, 2022, approximately 0.9 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13. SUBSEQUENT EVENT

On January 22, 2024, the Company entered into a definitive agreement to acquire Anokiwave, Inc. ("Anokiwave"). Anokiwave is a leading supplier of high performance silicon integrated circuits for intelligent active array antennas for defense and aerospace, satellite communication and 5G applications. The acquisition is expected to be completed during the fourth quarter of fiscal 2024, subject to certain customary closing conditions, and is expected to be funded with cash on hand.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of December 30, 2023.

HPA is a leading global supplier of radio frequency ("RF") and power management solutions for automotive, defense and aerospace, cellular infrastructure, broadband, industrial, enterprise and consumer markets. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and aerospace, and 5G and 6G network infrastructure.

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

THIRD QUARTER FISCAL 2024 FINANCIAL HIGHLIGHTS

•Revenue for the third quarter of fiscal 2024 increased 44.5% as compared to the third quarter of fiscal 2023, primarily due to content gains at our largest end customer as well as an increase in demand for our advanced cellular products for mass market smartphones.

•Gross margin remained flat at 36.1% for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023, primarily due to improved factory utilization and lower inventory charges, offset by a termination fee related to a long-term capacity reservation agreement and average selling price erosion.

•Operating loss was $41.6 million for the third quarter of fiscal 2024 as compared to operating income of $8.7 million for the third quarter of fiscal 2023, primarily due to a goodwill impairment charge, partially offset by higher revenue.

•Net loss per share was $1.31 for the third quarter of fiscal 2024 as compared to net loss per share of $0.16 for the third quarter of fiscal 2023.

•Net cash provided by operating activities was $492.9 million for the third quarter of fiscal 2024 as compared to $237.4 million for the third quarter of fiscal 2023.

•Capital expenditures were $26.4 million for the third quarter of fiscal 2024 as compared to $34.4 million for the third quarter of fiscal 2023.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	December 30, 2023	% of Revenue	December 31, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,073,861	100.0%	$743,281	100.0%	$330,580	44.5%
Cost of goods sold	685,983	63.9	475,230	63.9	210,753	44.3
Gross profit	387,878	36.1	268,051	36.1	119,827	44.7
Research and development	164,329	15.3	149,472	20.1	14,857	9.9
Selling, general and administrative	86,914	8.1	76,269	10.3	10,645	14.0
Other operating expense	178,204	16.6	33,581	4.5	144,623	430.7
Operating (loss) income	$(41,569)	(3.9)%	$8,729	1.2%	$(50,298)	(576.2)%

	Nine Months Ended
	December 30, 2023	% of Revenue	December 31, 2022	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,828,518	100.0%	$2,936,696	100.0%	$(108,178)	(3.7)%
Cost of goods sold	1,721,880	60.9	1,754,468	59.7	(32,588)	(1.9)
Gross profit	1,106,638	39.1	1,182,228	40.3	(75,590)	(6.4)
Research and development	502,366	17.7	486,204	16.6	16,162	3.3
Selling, general and administrative	296,033	10.5	275,836	9.4	20,197	7.3
Other operating expense	246,516	8.7	48,038	1.6	198,478	413.2
Operating income	$61,723	2.2%	$372,150	12.7%	$(310,427)	(83.4)%

Revenue increased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to content gains at our largest end customer. In addition, demand increased for our advanced cellular products for mass market smartphones and Wi-Fi products, as channel inventory levels improved and shipments more closely aligned with end market demand.

Revenue decreased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022. In the first half of fiscal 2024, challenges in the global macroeconomic environment negatively impacted demand for our advanced cellular products for mass market smartphones and products in other markets including cellular infrastructure, Wi-Fi, power management and broadband. Demand for our products in the cellular infrastructure, broadband and power management markets was also negatively impacted by higher channel inventory. Over the course of fiscal 2024, channel inventory levels improved in other markets, and shipments of our advanced cellular products in mass market smartphones and Wi-Fi products more closely aligned with end market demand. Content gains at our largest end customer partially offset the decreased revenue for the nine months ended December 30, 2023.

Gross margin was flat for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to improved factory utilization and lower inventory charges, offset by a termination fee related to a long-term capacity reservation agreement and average selling price erosion.

Gross margin decreased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to average selling price erosion.

In fiscal 2022, we entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. In fiscal 2023, the agreement was amended and the term was extended through calendar year 2026. In the first quarter of fiscal 2023, we recorded charges of $110.0 million to "Cost of goods sold" based on our actual and estimated purchase shortfalls. No charges were recorded to the Condensed Consolidated Statements of Operations in the first quarter or second quarter of fiscal 2024 as a result of this agreement. In October 2023, the agreement was further amended. Pursuant to the amendment, we are no longer obligated to order silicon wafers from the foundry supplier and the agreement was terminated effective December 31, 2023. A contract termination fee of $65.0 million, which is expected to be paid by the Company during the fourth quarter of fiscal 2024, was recorded to "Cost of goods sold" and "Other current liabilities" in the third quarter of fiscal 2024.

Operating expenses increased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to a goodwill impairment charge and higher employee-related costs, partially offset by lower restructuring charges. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the goodwill impairment charge.

Operating expenses increased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to goodwill impairment charges and higher employee-related costs, partially offset by lower restructuring charges. In addition, in fiscal 2024, we began a multiyear project to upgrade the core systems we use to run our business and recorded consulting expenses associated with this project.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$118,890	$155,011	$(36,121)	(23.3)%
Operating income	1,578	29,836	(28,258)	(94.7)
Operating income as a % of revenue	1.3%	19.2%

	Nine Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$408,386	$594,094	$(185,708)	(31.3)%
Operating income	50,988	181,102	(130,114)	(71.8)
Operating income as a % of revenue	12.5%	30.5%

HPA revenue decreased for the three months ended December 30, 2023 compared to the three months ended December 31, 2022, primarily due to ongoing efforts to reduce channel inventory in the cellular infrastructure, broadband and power management markets, including our silicon carbide ("SiC")-based products and products supporting solid-state drives and power tools. The revenue decrease was partially offset by higher demand for our defense and aerospace products.

HPA revenue decreased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022. In the first half of fiscal 2024, challenges in the global macroeconomic environment negatively impacted demand for products in the cellular infrastructure, broadband and power management markets, including our SiC-based products and products supporting solid-state drives and power tools. Over the course of fiscal 2024, demand for these products was also negatively impacted by higher channel inventory. The revenue decrease was partially offset by higher demand for our defense and aerospace products in the nine months ended December 30, 2023.

HPA operating income decreased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to lower revenue and higher operating expenses driven by employee-related costs.

HPA operating income decreased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to lower revenue, the sell-through of inventory with higher unit costs resulting from lower utilization, and inventory-related charges.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$108,898	$96,810	$12,088	12.5%
Operating loss	(25,590)	(31,145)	5,555	17.8
Operating loss as a % of revenue	(23.5)%	(32.2)%

	Nine Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$311,783	$392,454	$(80,671)	(20.6)%
Operating loss	(73,476)	(29,926)	(43,550)	(145.5)
Operating loss as a % of revenue	(23.6)%	(7.6)%

CSG revenue increased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022. In the third quarter of fiscal 2024, channel inventory levels improved and shipments of our Wi-Fi products more closely aligned with end market demand. In addition, demand for our Wi-Fi 6/6E products increased.

CSG revenue decreased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022. Challenges in the global macroeconomic environment negatively impacted demand for our Wi-Fi products in the first half of fiscal 2024. In the third quarter of fiscal 2024, channel inventory levels improved and shipments of our Wi-Fi products more closely aligned with end market demand, slightly offsetting the lower demand for these products in the first half of fiscal 2024.

CSG operating loss decreased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, due to higher revenue and gross margin, partially offset by increased operating expenses primarily due to employee-related costs.

CSG operating loss increased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to lower revenue, the sell-through of inventory with higher unit costs resulting from lower utilization, average selling price erosion, and to a lesser extent, increased operating expenses primarily due to employee-related costs.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$846,073	$491,460	$354,613	72.2%
Operating income	263,792	99,862	163,930	164.2
Operating income as a % of revenue	31.2%	20.3%

	Nine Months Ended
(In thousands, except percentages)	December 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Revenue	$2,108,349	$1,950,148	$158,201	8.1%
Operating income	593,595	569,439	24,156	4.2
Operating income as a % of revenue	28.2%	29.2%

ACG revenue increased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to content gains at our largest end customer. In addition, demand increased for our advanced cellular products for mass market smartphones as channel inventory levels improved and shipments more closely aligned with end market demand.

ACG revenue increased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to content gains at our largest end customer. Challenges in the global macroeconomic environment negatively impacted demand for our advanced cellular products for mass market smartphones in the first half of fiscal 2024. Over the course of fiscal 2024, channel inventory levels improved and shipments of our advanced cellular products for mass market smartphones more closely aligned with end market demand by the end of the third quarter.

ACG operating income increased for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to higher revenue, improved factory utilization and lower inventory charges, partially offset by average selling price erosion and higher operating expenses driven by employee-related costs.

ACG operating income increased for the nine months ended December 30, 2023, compared to the nine months ended December 31, 2022, primarily due to higher revenue, partially offset by average selling price erosion and higher operating expenses driven by employee-related costs.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating (loss) income to the consolidated operating (loss) income for the three and nine months ended December 30, 2023 and December 31, 2022.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Interest expense	$(17,581)	$(17,066)	$(51,963)	$(51,222)
Other income, net	15,359	5,562	34,286	2,714
Income tax expense	(83,147)	(13,156)	(117,103)	(82,074)

Interest expense
During the three and nine months ended December 30, 2023 and December 31, 2022, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our

3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income, net
During the three months ended December 30, 2023, we recorded interest income of $9.6 million and net gains of $3.8 million from our share of the results from our limited partnership investments and other investments. During the nine months ended December 30, 2023, we recorded interest income of $25.5 million and net gains of $5.9 million from our share of the results from our limited partnership investments and other investments.

During the three months ended December 31, 2022, we recorded interest income of $8.1 million and net losses of $3.7 million from our share of the results from our limited partnership investments and other investments. During the nine months ended December 31, 2022, we recorded interest income of $12.8 million and net losses of $10.9 million from our share of the results from our limited partnership investments and other investments.

Income tax expense
During the three and nine months ended December 30, 2023, we recorded income tax expense of $83.1 million and $117.1 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, the impact of global intangible low tax income ("GILTI") and discrete tax items, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits recorded during the periods. The discrete tax expense for the three months ended December 30, 2023 primarily related to the tax impacts of the Company’s reversal of its permanent reinvestment assertion, sale of its non-core biotechnology business, termination of a long-term capacity reservation agreement, and the correlative effects on GILTI. The discrete tax expense for the three and nine months ended December 30, 2023 was also impacted by foreign currency gains recognized for tax purposes.

During the three months ended December 30, 2023, the Company entered into a definitive agreement to sell its assembly and test facilities in China (refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further information), and we determined the Company could no longer support its permanent reinvestment assertion on related, unremitted earnings. In relation to the reversal of our permanent reinvestment assertion, we recorded a $28.2 million discrete tax expense during the third quarter of fiscal 2024, and as of December 30, 2023, the Company no longer asserts that any of the earnings of its foreign subsidiaries are permanently reinvested.

During the three and nine months ended December 31, 2022, we recorded income tax expense of $13.2 million and $82.1 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits generated and discrete tax items recorded during the periods. The discrete tax expense for the three months ended December 31, 2022 primarily resulted from foreign currency gains recognized for tax purposes. The discrete tax benefit for the nine months ended December 31, 2022 primarily resulted from certain charges associated with a long-term capacity reservation agreement (refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information), partially offset by foreign currency gains recognized for tax purposes.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 30, 2023, we had working capital of approximately $1,148.0 million, including $1,072.0 million in cash and cash equivalents, compared to working capital of approximately $1,474.0 million, including $808.8 million in cash and cash equivalents as of April 1, 2023.

Our $1,072.0 million of total cash and cash equivalents as of December 30, 2023, includes approximately $915.8 million held by our foreign subsidiaries, of which $642.1 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may from time to time in the future seek to retire or make additional optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2023, we repurchased $18.7 million of the principal amount of our 2024 Notes, plus accrued and unpaid interest, on the open market. The remaining principal amount of the 2024 Notes of $481.3 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of December 30, 2023.

Stock Repurchases
During the nine months ended December 30, 2023, we repurchased approximately 3.1 million shares of our common stock for approximately $302.0 million (including transaction costs and excise tax) under our share repurchase program. As of December 30, 2023, approximately $1,405.0 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $630.8 million and $777.8 million for the nine months ended December 30, 2023 and December 31, 2022, respectively. This decrease in cash provided by operating activities was primarily due to decreased profitability.

Cash Flows from Investing Activities
Net cash used in investing activities was $23.3 million and $117.4 million for the nine months ended December 30, 2023 and December 31, 2022, respectively. During the nine months ended December 30, 2023, we received proceeds of $47.4 million primarily from the sale of our BAW manufacturing facility in Farmers Branch, Texas.

Cash Flows from Financing Activities
Net cash used in financing activities was $327.9 million and $714.0 million for the nine months ended December 30, 2023 and December 31, 2022, respectively, primarily due to our stock repurchases. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our stock repurchases.

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

On June 23, 2023, we entered into a second amendment to the Credit Agreement (the "Second Amendment"). The purpose of the Second Amendment was to amend certain covenants related to our ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms are defined in the Credit Agreement (the "Consolidated Leverage Ratio"). The Second Amendment increases the maximum Consolidated Leverage Ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and September 30, 2023, and 3.50 to 1.00 for the fiscal quarters ended December 30, 2023 and ending March 30, 2024. For subsequent fiscal quarters, the maximum Consolidated Leverage Ratio will return to 3.00 to 1.00.

During the nine months ended December 30, 2023, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 30, 2023, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. Interest on the 2024 Notes is payable on June 15 and December 15 of each year at a rate of 1.750% per annum. The remaining principal amount of the 2024 Notes of $481.3 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of December 30, 2023 and will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

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

For additional information regarding our debt, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of December 30, 2023, we had capital commitments of approximately $104.6 million primarily for expanding capability to support new products, equipment and facility upgrades and cost savings initiatives.

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

Summarized Balance Sheets (In thousands)	December 30, 2023	April 1, 2023
ASSETS
Current assets (1)	$810,429	$972,989
Non-current assets	2,123,514	2,398,287

LIABILITIES
Current liabilities	$808,535	$296,049
Long-term liabilities (2)	2,327,978	2,689,824
(1) Includes net amounts due from Non-Guarantor subsidiaries of $287.5 million and $379.5 million as of December 30, 2023 and April 1, 2023, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $584.6 million and $509.1 million as of December 30, 2023 and April 1, 2023, respectively.

Summarized Statement of Operations	Nine Months Ended
(In thousands)	December 30, 2023
Revenue	$775,350
Gross profit	79,590
Net loss	(500,130)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2023 to October 28, 2023	172	$92.50	172	$1,489.1
October 29, 2023 to November 25, 2023	480	90.41	480	1,445.7
November 26, 2023 to December 30, 2023	410	99.18	410	1,405.0
Total	1,062	$94.13	1,062

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the third quarter of fiscal 2024, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	February 1, 2024	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer