Form 10-K
period 2024-03-30
Qorvo, Inc.
filed 2024-05-20
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2024
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9,268,747,530 as of September 30, 2023. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of May 13, 2024, there were 95,629,095 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2024 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended March 30, 2024.

In this Annual Report on Form 10-K, the words "Qorvo," "we," "our," "ours," "us" and "the Company" refer only to Qorvo, Inc. and our subsidiaries and not any other person or entity. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, particularly in Item 1: "Business," Item 1A: "Risk Factors" and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions, such as technology upgrade cycles; our future demand or supply conditions or macroeconomic factors; strategic investments, acquisitions or divestitures, and the anticipated timing or benefits thereof; legal or regulatory matters; U.S./China trade and national security tensions; global hostilities, including the war in Ukraine and the ongoing conflict in the Middle East; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.

Although forward-looking statements reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. We caution you not to place undue reliance upon any such forward-looking statements. Material factors that could cause actual results to differ materially from our expectations are summarized and disclosed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

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

We are organized into three operating and reportable segments that align our technologies and applications with customers and end markets: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

HPA is a leading global supplier of radio frequency ("RF"), analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband ("UWB"), Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things ("IoT") and microelectromechanical system ("MEMS")-based sensors. ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices.

In addition to organic growth, our strategy includes the potential acquisition of businesses, assets and technologies that complement our existing capabilities and enable us to drive growth in new or existing markets. During fiscal

2024, we acquired Anokiwave, Inc. ("Anokiwave"), a leading supplier of high-performance beamforming and mixed signal integrated circuits ("ICs") enabling intelligent active array antennas for defense and aerospace, satellite communication and 5G applications.

Industry Trends, Markets and Products

Global connectivity trends and the proliferation of more intelligent, data-intensive applications are increasing demand for technologies that efficiently increase data throughput, improve user experiences and enable new methods of human-machine interaction. Additionally, global trends related to energy generation, consumption, storage and sustainability are increasing requirements for power management technologies that increase power efficiency. These and other global macro trends are increasing the demand for our technologies and products.

Our business is diversified across mobile devices, infrastructure, power management, connectivity and sensing, defense and aerospace, and automotive. Our products solve our customers’ most complex challenges while enhancing performance, improving efficiency, increasing functionality, enabling new form factors and addressing other critical challenges.

Mobile Devices
Qorvo’s largest market is mobile devices, which includes smartphones, wearables, laptops, tablets and other devices and is characterized by complex devices and large unit volumes serving global ecosystems. Our portfolio includes highly integrated and functionally dense RF modules, power management integrated circuits ("PMICs"), UWB system-on-a-chip ("SoC") and system-in-package ("SiP") solutions, MEMS-based sensors, antenna tuners, antennaplexers, as well as discrete multiplexers, duplexers, filters and switches. Our products are manufactured using multiple process technologies and combined in various, miniaturized form factors.

Advances in mobile devices are transforming how end users around the world access content, interact with communities and transact commerce. The migration to 5G enables higher data throughput, lower signal latency and massive machine-type communication. 5G devices operate over a wide range of frequencies and face challenges related to efficiency, linearity, signal coexistence, signal integrity and form factor. 5G architectures are more complex and include Multiple-Input/Multiple-Output, higher frequencies with wider bandwidths and new paths featuring carrier aggregation.

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

These challenges, along with increases in functionality and complexity, are driving the need for more advanced system-level engineering. This has led to higher levels of integration within RF solutions to achieve the highest standards of performance, power efficiency and functional density.

Infrastructure
Data-intensive use cases such as machine learning, industrial automation, robotics and augmented reality/virtual reality ("AR/VR") are increasing the performance and capacity requirements of wired and wireless 5G networks.

In cellular base stations, operators are migrating to 5G to increase capacity, expand coverage and lower the cost per bit of data. Qorvo supports cellular base station OEMs with a broad portfolio of infrastructure solutions to address their most critical requirements for data capacity, throughput and efficiency. Qorvo's cellular infrastructure products include switches, filters, low noise amplifier ("LNA") modules, discrete LNAs, variable gain amplifiers and control circuits.

In broadband infrastructure, network operators are migrating from Data Over Cable Service Interface Specification ("DOCSIS") 3.1 to DOCSIS 4.0 to increase the efficiency of existing infrastructure and significantly increase download and upload speeds for end users. Qorvo is enabling the transition to DOCSIS 4.0 with a broad portfolio of products including high-output power doublers, drivers, pre-amps, return amps, voltage-controlled attenuators, digital step attenuators, switches and voltage variable equalizers.

Power Management
Power efficiency is a core requirement in all electronics, and power management is critical to enhancing efficiency. Trends in infrastructure (such as data storage and cloud servers), industrial power, renewable energy systems, electric vehicles ("EVs")/hybrid-EVs, battery-operated portable devices, EV chargers, on-board chargers and e-mobility (e-bikes, robots and scooters) require better power efficiency and are increasing the demand for our power management solutions.

Qorvo’s power management solutions include programmable PMICs and single-chip integrated power application controllers (PACs®) for motor control and battery management systems. Our reconfigurable core portfolio of programmable PMICs provides customers with digital and analog power control across a broad range of applications. They reduce solution size, improve battery life, lower cost, improve system reliability and shorten our customers’ product development time. Our power management products manage voltages from 1.8V to 600V and power levels up to 4,000 watts.

Qorvo’s silicon carbide ("SiC") power devices provide state-of-the-art efficiency in a range of power conversion applications. Our SiC portfolio includes Schottky diodes and transistors ranging in voltage from 650V to 1700V. Power levels vary from 650 watts to hundreds of kilowatts, and markets include automotive, industrial, IT infrastructure and renewable energy.

Connectivity and Sensing
The proliferation of data-driven, connected devices that sense, process and communicate are driving demand for wireless connectivity solutions that increase throughput, reduce latency, enhance security and maximize efficiency. Use cases in consumer, commercial and industrial IoT applications include connected home, AR/VR, healthcare and factory automation. Connected home devices allow remote access and control of applications including entertainment, comfort, health monitoring and property monitoring and security. These devices can be controlled through a computer, tablet or smartphone, or through a direct peer-to-peer device such as a voice-enabled remote control, tablet or home control assistant.

Qorvo’s connectivity solutions include multi-protocol (Bluetooth Low Energy, Zigbee, Matter and Thread) SoC solutions, UWB SoCs and UWB SiP solutions that combine our SoC with RF front end, firmware and application software. Qorvo’s multi-protocol SoCs enable multiple radios to connect concurrently. The coexistence of multiple low-power wireless protocols in a SoC reduces form factor, extends battery life and helps advance the proliferation of IoT devices. To simplify the interoperability challenges of a multi-protocol environment, an open and universal smart home overlay known as Matter was developed to accelerate adoption of IoT devices and platforms. Qorvo’s UWB SoC and SiP solutions, in combination with Qorvo's broad ecosystem of hardware, software, and solutions partners, enable new use cases that require precision location accuracy and security, including secure home access, secure car access, indoor navigation and other applications.

Qorvo’s force-sensing touch sensors enable an enhanced human-machine interface experience. Use cases include automotive smart interiors, laptop trackpads, smartphones and other applications.

In Wi-Fi, new standards and architectures, such as 802.11ax (Wi-Fi 6 and Wi-Fi 6E) and 802.11be (Wi-Fi 7), are enhancing performance, increasing range and capacity and enabling new use cases. The Wi-Fi 7 standard doubles the channel bandwidth and number of spatial streams compared to Wi-Fi 6E and uses multi-link operation to combine portions of the 5 GHz and 6 GHz bands into a single link, enabling faster speeds over longer distances. As standards and architectures evolve, functional requirements increase and demand more highly integrated RF front end solutions. Qorvo’s Wi-Fi portfolio includes power amplifiers ("PAs"), switches, LNAs and Bulk Acoustic Wave ("BAW") filters, as well as solutions including front end modules ("FEMs") and iFEMs featuring integrated filters.

Defense and Aerospace
In Defense and Aerospace ("D&A"), Qorvo focuses primarily on high-power phased array radar, electronic military applications and communications systems, including both defense and commercial space satellite communications. Within these markets, the adoption of phased array radar, the introduction of new frequency bands and the shift to higher frequencies expand the opportunity for our products and technologies across a broad frequency spectrum. We are a leading supplier of RF products and compound semiconductor foundry services to defense primes and other global defense and aerospace customers. We also engage directly with U.S. government defense customers to develop next-generation semiconductor and packaging technologies. Our D&A portfolio includes industry-leading standard products and integrated multi-chip modules such as premium filters, LNAs, mixers, phase shifters, switches, multiplexers and attenuators.

Automotive
In automotive markets, new use cases including vehicle-to-everything ("V2X") communications, advanced connectivity services and secure car access are supporting the migration to more connected, more intelligent vehicles. These new use cases are driving increased content across multiple connectivity and sensing technologies, including cellular, V2X, Wi-Fi, satellite radio, MEMS-based force-sensing and UWB. Our force-sensing touch sensors enable an enhanced human-machine interface experience in automotive smart interior applications. Our UWB solutions leverage secure ultra-low latency communication and precision location accuracy to enable digital key access and digital key sharing while reducing the risk of "man-in-the-middle," or "relay" attacks possible with legacy technologies. UWB can also enable Child Presence Detection, a safety system designed to detect and alert if a child or pet is accidentally left behind in a vehicle, by leveraging the radar capabilities of the UWB technology.

Similarly, electrification trends in automotive platforms and the adoption of EVs/hybrid-EVs are increasing semiconductor content due to the greater need for on-board sensing and control systems, and charging and battery management systems.

Our connectivity and sensor products for automotive applications include BAW filters, LNAs, switches, PAs, front end solutions, force-sensing touch sensors and UWB solutions. Our automotive power portfolio includes SiC power FET products, on-board chargers and DC/DC converters. Our power management portfolio includes single chip integrated high-voltage analog PMICs for motor control and battery management systems. All of our automotive products meet or exceed AEC-Q100 quality and reliability standards, and our customers include market leading Tier-1 suppliers.

Research and Development

We invest in research and development ("R&D") to develop advanced technologies and products to best serve our markets. Our R&D activities support large competitive design win opportunities for major programs at key customers, which require best-in-class performance, size, cost and functional density. We also invest in R&D to develop new products for broader market applications. Our R&D efforts focus on innovation in fundamental areas including materials, software, semiconductor process technologies, simulation and modeling, systems architecture, circuit design, device packaging, module integration and test capabilities.

We have developed multiple generations of gallium arsenide ("GaAs"), gallium nitride ("GaN"), BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and reduce manufacturing costs. We also source technologies in cooperation with key suppliers, including silicon on insulator ("SOI") for LNAs, switches and tuners, silicon germanium ("SiGe") for amplifiers and LNAs, complementary metal oxide semiconductor ("CMOS") for power management devices and SoC solutions, MEMS technology for switches and force-sensing and SiC for high-voltage power conversion devices. We combine these technologies with proprietary design methods, intellectual property ("IP") and other expertise to improve performance, increase integration and reduce the size and cost of our products.

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

Our procurement and supply chain functions are centralized and service all three operating segments. We procure our materials, parts and supplies from a large number of sources through established purchase contracts with suppliers or on a purchase order basis. We enter into supply agreements, for certain items, to address short-term and long-term supply requirements during periods of semiconductor industry supply constraints.

Our manufacturing strategy includes a balance of internal and external capacity. Our manufacturing sites are geographically distributed and service all three operating segments. We routinely qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we continuously monitor our suppliers’ key performance indicators.

A substantial portion of our revenue comes from multi-chip modules utilizing multiple semiconductor and acoustic material processing technologies. These products have varying degrees of complexity and contain semiconductors and other components that are manufactured internally or sourced from outside supply chain partners. These individual components are combined and assembled into various, miniaturized packages and tested to ensure compliance with customer specifications.

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

We have our own flip chip, wire bond and wafer-level packaging technologies. In fiscal 2024, we used internal assembly facilities in China, Costa Rica, Germany and the U.S., and we also used external suppliers located in Asia for these and other packaging technologies.

Manufacturing yields can vary significantly between products, based on a number of factors, including product complexity, performance requirements and the maturity of our manufacturing processes. To maximize wafer yields and quality, we test products multiple times, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the production flow.

Our internal manufacturing facilities require a high level of fixed costs, consisting primarily of occupancy costs, maintenance, repair, equipment depreciation and labor costs related to manufacturing and process engineering. We attempt to match our manufacturing capacity with the varying level of demand we anticipate from our customers to optimize our factory utilization and cost efficiency.

We routinely evaluate opportunities to enhance operational efficiencies and reduce capital intensity. In the third quarter of fiscal 2024, we entered into a definitive agreement with Luxshare Precision Industry Co., Ltd. ("Luxshare"), a global contract manufacturer, to divest our assembly and test operations in China. In connection with this transaction, which was completed on May 2, 2024, Luxshare is providing assembly and test services to us under a long-term supply agreement.

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

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 46% and 37% of total revenue in fiscal years 2024 and 2023, respectively. Samsung Electronics Co., Ltd. ("Samsung") accounted for 12% of total revenue in both fiscal years 2024 and 2023. These customers primarily purchase RF solutions for a variety of mobile devices.

Sales and Marketing

We sell our products worldwide both directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our sales representative firms and distributors based on technical skills and sales experience, the presence of complementary product lines and the customer base served. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

Our website contains extensive product information and includes an online store where customers can learn about our products, download product catalogs, order products and samples and request evaluation boards. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data and assists in the resolution of technical problems. We maintain close relationships with our customers and chipset suppliers and provide them with strong technical support to enhance their customer experience and help anticipate future product needs.

Seasonality

Our sales are the result of standard purchase orders or specific agreements with customers. Our revenue fluctuates based on consumer demand for devices as well as the timing of customer device launches and large defense programs. Other factors such as macroeconomic effects and the timing of the next generation of technologies can also impact the fluctuations in demand.

Competition

We operate in a competitive industry generally characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles can be short, especially in mobile devices, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service, including technical support, and in some cases our ability to design customized products that address certain customer’s specific requirements. The selection process for our products is highly competitive, and our customers provide no guarantees that our products will be included in the next generation of products introduced.

HPA competes primarily with Analog Devices, Inc.; Infineon Technologies AG; MACOM Technology Solutions Holdings, Inc.; Monolithic Power Systems, Inc.; NXP Semiconductors N.V.; ON Semiconductor Corporation; STMicroelectronics N.V.; Sumitomo Electric Device Innovations; Texas Instruments, Inc.; and Wolfspeed, Inc. CSG competes primarily with Broadcom Inc.; Nordic Semiconductor; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; Silicon Laboratories Inc.; and Skyworks Solutions, Inc. ACG competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; and Skyworks Solutions, Inc.

Many of our current and potential competitors have strong market positions and customer relationships, established patents and other IP, and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors have significant financial, technical, manufacturing and marketing resources, which may allow them to more quickly implement new technologies and develop new products.

Intellectual Property

Our IP (including patents, copyrights, trademarks and trade secrets) is important to our business, and we actively seek opportunities to leverage our IP portfolio to promote our business interests. We also actively monitor and protect our global IP rights to deter unauthorized use of our IP and other assets. These efforts can be difficult because of the absence of consistent international standards and laws. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We respect the IP rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third-party IP.

Patent applications are filed within the U.S. and in other strategic countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. We have approximately 2,300 patents that have expiration dates between 2024 and 2042. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that patented technology for our products and services will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

As of March 30, 2024, we employed approximately 8,700 full and part-time employees in 23 countries. By region, approximately 56% of our total employees were in the Americas, 37% in Asia and 7% in Europe. Approximately 62% of our global population was in engineering or technician roles. Upon completion of the transaction to divest our assembly and test operations in China on May 2, 2024, approximately 2,600 of our employees became employees of Luxshare.

Competitive Pay and Benefits
We use a combination of compensation and other programs (which vary by region and salary grade) to attract, develop, motivate and retain our employees, including semiannual performance bonuses, stock awards, an employee stock purchase plan, retirement programs, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, tuition assistance, health and wellness benefits and programs and on-site fitness centers. We routinely benchmark our compensation and benefits packages to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

Employee Recruitment, Retention and Development
We are committed to recruiting, hiring, retaining, promoting and engaging a diverse workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities with diverse student populations for our internship program. We believe that our internship program and university partnerships contribute to developing the next generation of talent, including engineers in our industry, and provide a pipeline of recent college graduates into our talent pool.

Our high-performance culture is supported by a process of goal setting, continuous feedback and coaching, all geared towards fostering skill and competency growth. Complementing these efforts are a variety of talent and leadership development programs tailored to address the needs of employees across all organizational levels. Additionally, our educational assistance program, which enables employees to pursue their career aspirations, also enhances their professional capabilities and further contributes to our organizational success.

We believe our competitive compensation and benefits programs, along with career growth, development and internal mobility opportunities, promote longer employee tenure and reduce turnover. We regularly monitor voluntary employee turnover, as our success depends upon retaining highly trained personnel with the technical skills necessary to execute our business objectives. Our global attrition rate has consistently been below the technology industry average.

Employee Engagement
Qorvo is dedicated to fostering a connected and thriving workforce. To assess and improve employee engagement, we conduct an annual global engagement survey, which is administered by a third party to ensure confidentiality. We are committed to actively listening to our employees and solicit feedback on a variety of factors including strategy, culture, execution, inclusion, work environment, growth and development, collaboration and engagement. The results are reviewed by senior management, who analyze areas of progress or opportunities for improvement and work with their teams to develop targeted action plans.

Employee-driven groups, called Qorvo Employee Networks, provide platforms for employees to connect based on shared interests and objectives, fostering both professional and personal growth. Through our Qorvo Cares program, we sponsor a diverse array of employee events to further engage our workforce, facilitating connections and cultivating an enjoyable work environment. Moreover, our community engagement initiatives empower employees to make a tangible difference in their neighborhoods, working alongside their colleagues. Through these efforts, we are dedicated to nurturing a culture of engagement and collective impact within our organization.

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

Safety, Health and Wellness
We are a member of the Responsible Business Alliance (the "RBA"), an industry coalition dedicated to driving sustainable value for workers in global supply chains, among other things. As a member of the RBA, we have adopted the RBA Code of Conduct, which establishes standards to ensure that working conditions are safe, that employees are treated with respect and dignity and that business operations are environmentally responsible and conducted ethically. The RBA Code of Conduct has been reflected in our employee policies and procedures. In addition, Qorvo is committed to complying with applicable laws and regulations of the countries in which we operate and supporting ethical labor practices that do not infringe on human rights.

We prioritize safe working conditions for our employees as well as our on-site contractors and visitors. We are committed to an injury-free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks. In fiscal 2024, we achieved our safety goal for the sixth consecutive year. Our site-specific health and safety teams are critical in fostering a positive safety culture. Team members utilize our online near miss and hazard reporting system, a system critical to prevent worker injury.

The success of our business is fundamentally connected to the well-being of our employees. We provide our employees with work arrangements that support flexibility, while maintaining our strong culture of innovation, collaboration and camaraderie. We provide our employees and their families access to a variety of health and wellness programs that support their physical and mental health. These programs provide tools and resources, such as health coaches and wellness incentives, that emphasize preventive care, encourage healthy behaviors, and are designed to help cultivate a productive work environment, while also focusing on the well-being of our employees.

Government Regulations

We are subject to a variety of extensive and changing domestic and international federal, state and local governmental laws, regulations and ordinances related to the discharge of pollutants into the environment; the treatment, transport and disposal of hazardous waste; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce and the management of our manufacturing operations.

We continuously improve the environmental aspects of our manufacturing processes and are dedicated to:

•providing a safe and healthy work environment for our employees;

•complying with regulatory and other requirements;

•using natural resources, energy and materials efficiently;

•evaluating ways to substitute sustainable resources in place of non-renewable resources;

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

We are also subject to import/export controls, tariffs and other trade-related regulations and restrictions in countries in which we have operations or otherwise do business. These controls, tariffs, regulations and restrictions (including those related to, or affected by, U.S./China relations, as discussed below in Item 1A, "Risk Factors") may have a material impact on our business, including our ability to sell products and to manufacture or source components.

Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

Available Information

We make available, free of charge through our website (https://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including exhibits and related filings in iXBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the United States Securities and Exchange Commission ("SEC"). The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

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

•We sell certain of our products based on reference designs of chipset suppliers, and our inability to effectively manage or maintain relationships with these companies may have an adverse effect on our business.

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

•Our acquisitions and other strategic investments could fail to achieve our financial or strategic objectives, disrupt our ongoing business and adversely impact our results of operations.

•We must attract, retain, and motivate key employees in order to compete, and our failure to do so could harm our business and our results of operations.

•We rely on our IP portfolio and may not be able to successfully protect against the use of our IP by third parties, and we may be subject to claims of infringement of third-party IP rights.

•Security breaches and other disruptions to our IT systems, or other misappropriation of proprietary information, could expose us to liability or disrupt our ability to operate critical business functions, which would cause our business and reputation to suffer.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Industry

Our operating results fluctuate on a quarterly and annual basis.

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. Global economic slowdowns could potentially result in certain economies dipping into economic recessions, including the United States. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•business and macroeconomic changes, including trade restrictions, foreign governments subsidizing local suppliers, recession or slowing growth in the semiconductor industry and the overall global economy;

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

•our ability to disaggregate and divest elements of our business and realize the expected benefits of doing so; and

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

Our operating results are substantially dependent on developing new products and achieving design wins while our customers' requirements can change rapidly and product life cycles can be short.

Our largest markets are characterized by the frequent introduction of new products in response to evolving product requirements. Our largest customers typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial decrease in revenue by losing a product on which we are the incumbent.

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

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet market or customer requirements. Most major product design opportunities that we pursue involve multiple competitors, and we could lose a new product design opportunity to a competitor that offers a lower cost or equal or superior performance. If we are unsuccessful in achieving design wins, our revenue and operating results will be adversely affected. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us before realizing revenue six to nine months or more later. Many customers seek a second source for all major components in their devices, which can significantly reduce the revenue obtained from a design win. In many cases, the average selling prices of our products decline over the products’ lives, and we must achieve yield improvements, cost reductions and other productivity enhancements in order to maintain profitability. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We depend on several large customers for a substantial portion of our revenue and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenue comes from several large customers. Our future operating results will be affected by both the success of our largest customers and our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 58%, 49% and 44% of our revenue for fiscal years 2024, 2023 and 2022, respectively. If demand for their products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new device for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer, failure to add new customers to replace lost revenue, a shift in consumer demand to refurbished or secondhand devices, or a decline in consumers' rates of replacement of smartphones or other devices, could have a material adverse effect on our business, financial condition and results of operations.

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

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, assembly, test and tape and reel. In the third quarter of fiscal 2024, we entered into a definitive agreement with Luxshare to divest our assembly and test operations in China. In connection with this transaction, which was completed on May 2, 2024, Luxshare is providing assembly and test services to us under a long-term supply agreement.

The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and cost increases. Furthermore, supply chain disruptions and labor market constraints have created heightened risk that external suppliers may be unable to meet their obligations to us. If we experience any significant difficulty in obtaining the materials or services used in the conduct of our business, these supply challenges may limit our ability to fully satisfy customer demand.

As the semiconductor industry may experience supply constraints for certain items, from time to time, we enter into certain supply agreements to address short-term and long-term supply requirements. However, even with supply agreements, we are still subject to risks that a supplier will be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers or other components on a timely basis, or provide additional capacity beyond contractual commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our fees and deposits made as part of any supply agreement.

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or TS-16949 quality standards, we have experienced quality and reliability issues with suppliers in the past. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

We face risks related to sales through distributors.

We sell a significant portion of our products through third-party distributors. We depend on these distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited because our end customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts and stocking of acceptable inventory levels. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk and compliance risks. Other third parties may use one of our distributors to sell products that compete with our products, and we may need to incentivize the distributors to focus on the sale of our products. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by our distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses and weaken our competitive position.

We face risks associated with the operation of our manufacturing facilities.

We operate wafer fabrication facilities in North Carolina, Oregon and Texas. We use several international and domestic assembly suppliers, as well as internal assembly facilities in Costa Rica, Germany and the U.S., to assemble and test our products. We currently have our own test and tape and reel facilities located in Costa Rica and the U.S., and we also utilize contract suppliers and partners in Asia.

A number of factors related to our facilities will affect our business and financial results, including the following:

•our ability to adjust production capacity in a timely fashion, including the migration of production amongst our various factories, in response to changes in demand for our products;

•the significant fixed costs of operating the facilities;

•factory utilization rates;

•our ability to qualify our facilities for new products and new technologies in a timely manner;

•the availability of raw materials, the impact of the volatility of commodity pricing and tariffs imposed on raw materials, including substrates, gold, platinum and high-purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and palladium;

•our manufacturing cycle times;

•our manufacturing yields;

•the political, regulatory and economic risks associated with our international manufacturing operations;

•potential violations by our employees or third-party agents of international or U.S. laws relevant to foreign operations;

•our ability to hire, train and manage qualified production personnel;

•our compliance with applicable environmental and other laws and regulations, as well as our ability to satisfy our customers' environmental initiatives for their supply chains; and

•our ability to avoid prolonged periods of down-time in our facilities for any reason.

Business disruptions could harm our business, lead to a decline in revenue and increase our costs.

Our worldwide operations and business could be, and in some cases have been, disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including pandemics such as COVID-19), terrorist attacks, political and/or civil unrest, acts of war or other military actions, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms and flooding. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries, and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, customers may reduce or cancel their orders and suppliers may delay manufacturing and delivery of our products, which may adversely affect our results of operations.

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

•equipment failure or variations in manufacturing processes;

•losses arising from human error; and

•defects in substrates and packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower and our operating results are adversely affected. Costs of product defects and deviations from required specifications can include the following:

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

In fiscal 2022, amidst industry-wide supply constraints, we entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of silicon wafers for each year over a term of five years. In periods subsequent to fiscal 2022, we experienced unexpectedly weakened demand for 5G handsets in China and EMEA resulting, in part, from measures taken in China to control the COVID-19 pandemic, and the war in Ukraine. As a result, the minimum purchase commitments in the agreement exceeded our forecasted demand and we recorded total charges of $181.0 million to "Cost of goods sold" over the course of fiscal 2023 based on the actual and estimated purchase shortfalls. During fiscal 2024, the agreement was terminated effective December 31, 2023, and we are no longer obligated to order silicon wafers from the foundry supplier. Total charges of $38.4 million were recorded to "Cost of goods sold" in fiscal 2024, primarily due to a contract termination fee. Future circumstances may warrant us to enter into similar agreements, and to the extent management's estimates of anticipated future demand are incorrect, we may incur charges which would have a negative impact on our gross margin and other operating results.

We sell certain of our products based on reference designs of chipset suppliers, and our inability to effectively manage or maintain our relationships with these companies may have an adverse effect on our business.

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

Our relationships with chipset suppliers are complex, and the inability to effectively manage or maintain these relationships could have an adverse effect on our business, financial condition and results of operations.

We operate in a very competitive industry and must continue to innovate.

We compete with companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete ICs and modules. In addition to our direct competitors, some of our largest end customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with key customers and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. In addition, the increasing use of machine learning and artificial intelligence ("AI") to meet evolving industry requirements comes with inherent risks, including timely adoption and incorporation of these technologies into our business strategy to stay competitive. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. Further, our competitors may secure substantially more government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the Creating Helpful Incentives to Produce Semiconductors and Science Act. We cannot be sure that we will be able to compete successfully with our competitors.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenue experienced during periods of underutilization. Global macroeconomic conditions could create weakness in demand, which may result in elevated inventory levels at our customers, underutilization of our manufacturing facilities and higher inventory costs which adversely affects our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. For example, to address manufacturing overcapacity, we idled a BAW manufacturing facility in Texas in fiscal 2021, and subsequently sold the facility in fiscal 2024. These actions resulted in impairment charges and other restructuring-related charges and expenses. To the extent management's estimates of anticipated future demand or production capacity are incorrect, our manufacturing facilities may be underutilized which could have a material adverse effect on our financial performance.

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

Our acquisitions, divestitures and other strategic investments could fail to achieve our financial or strategic objectives, disrupt our ongoing business and adversely impact our results of operations.

As part of our business strategy, we expect to continue to review potential acquisitions, divestitures and strategic investments. These opportunities can enhance our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions, divestitures and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•failure to complete a transaction in a timely manner, if at all, due to our inability to obtain required government or other approvals, IP disputes or other litigation, difficulty in obtaining financing on terms acceptable to us, or other unforeseen factors;

•controls, processes and procedures of an acquired business may not adequately ensure compliance with laws and regulations, and we may fail to identify compliance issues or liabilities;

•unanticipated costs, capital expenditures or working capital requirements;

•transaction-related charges and amortization of acquired technology and other intangibles;

•the potential loss of key employees from a company we acquire or in which we invest;

•diversion of management’s attention from our business;

•disruption of our ongoing operations;

•dis-synergies or other harm to existing business relationships with suppliers and customers;

•losses or impairment of investments from unsuccessful research and development by companies in which we invest;

•impairment of acquired intangible assets, goodwill or other assets as a result of changing business conditions or technological advancements;

•failure to successfully integrate or divest businesses, operations, products, technologies and personnel;
•slower than expected market adoption or attach rates for any of our new technologies; and

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

We must attract, retain, and motivate key employees in order to compete, and our failure to do so could harm our business and our results of operations.

We must hire and retain qualified employees, continue to develop leaders for key business units and functions, expand our presence in international locations, adapt to cultural norms of foreign locations and train and motivate our employee base in order to compete effectively. Labor is further subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation and workforce participation rates. Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, R&D and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, software engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Difficulties obtaining visas and other restrictions on international travel could make it more onerous to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. Further, any transition from flexible work arrangements to more stringent on-site work requirements may result in higher employee attrition and make it more difficult for us to compete in the job market. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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
•changes in our operating structure, strategy and investment decisions;

•the resolution of issues arising from tax audits with various tax authorities, including those described in Note 14 of the Notes to Consolidated Financial Statements;

•changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;

•adjustments to income taxes upon finalization of various tax returns;

•changes in expenses not deductible for tax purposes;

•changes in available tax credits; and

•changes in tax laws, domestic and foreign, or the interpretation of such tax laws and changes in generally accepted accounting principles.

Any significant increase in our future effective tax rates could reduce net income and cash flow for future periods.

The enactment of international or domestic tax legislation, or changes in regulatory guidance, may adversely impact our results of operations and cash flow.

Corporate tax reform, base-erosion efforts and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act, which included a number of changes to U.S. tax laws that impacted us, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transitional Repatriation Tax") and the Global Intangible Low-Taxed Income ("GILTI") provisions, for which a 50% deduction is currently permitted subject to certain limitations. This deduction changes to 37.5% for tax years beginning after January 1, 2026. In August 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), establishing a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion. In addition, other countries in which we operate are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, nexus-based tax incentive practices, allocating greater taxing rights to countries where customers are located and establishing a minimum tax of 15% on global income. The impact of the global minimum tax regime (Pillar Two) is effective for us in fiscal 2025 with additional components becoming effective in fiscal 2026. Legislative changes, interpretations and guidance, and changes in prior tax rulings and decisions by tax authorities regarding treatments and positions of corporate income taxes resulting from these initiatives, could increase complexity and tax uncertainty, increase our effective tax rate and result in taxes we previously paid being subject to change, which may adversely impact our financial position and results of operations.

Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that minimize our tax expense and are expected to be effective through December 2027 and December 2031, respectively. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenue through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Future changes in our tax holiday status could have a negative effect on our net income in future years. The overall benefit derived from our tax holidays could also be adversely impacted by the future implementation of minimum tax regimes in countries in which we operate.

We are subject to risks associated with social, environmental, health and safety regulations, including those related to climate change.

We are subject to a broad array of U.S. and foreign social, environmental, health and safety laws and regulations. Environmental laws and regulations include those related to the use, transportation, storage, handling, emission, discharge and recycling or disposal of hazardous materials used in our manufacturing, assembly and testing processes. Additional laws and regulations include those related to human rights and supply chain due diligence. Such laws and regulations, as well as the associated frameworks for reporting, vary greatly by jurisdiction in which we do business and are continually evolving. Our failure to comply with any of these existing or future laws or regulations could result in:

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

Existing and future laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest end customers require companies within their supply chain to comply with corporate social responsibility policies that exceed applicable legal requirements, and often include employment, human rights, health, safety, and environmental initiatives. Further, an increasing number of investors are also expecting companies to disclose environmental, social and governance ("ESG") policies, practices and metrics, on topics such as climate change, carbon emissions, water usage, waste management, and human capital. Compliance with these policies increases our operating expenses, and non-compliance can adversely affect customer and investor relationships and harm our business and the price of our common stock.

Regulations in the U.S. currently require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. We may face challenges with government regulators and our customers and suppliers if we are unable to sufficiently make any required determination that the metals used in our products are conflict-free.

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

•occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability, or global hostilities such as the war in Ukraine and the ongoing conflict in the Middle East, may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

•compliance with laws and regulations that differ among jurisdictions, including those covering taxes, IP ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, cybersecurity, data privacy, and social, environment, health, and safety;

•markets for 5G infrastructure not developing in the manner or in the time periods we anticipate, including as a result of unfavorable developments with evolving laws and regulations worldwide; and

•pandemics and similar major health concerns, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 42% of our revenue in fiscal 2024, of which approximately 19% was attributable to sales to customers located in China. We expect revenue from international sales to China and other markets will continue to be a significant part of our total revenue. Any weakness in the Chinese economy, heightened tensions between the U.S. and China, China and Taiwan, or other countries, could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in China may have a material adverse impact on our business, including our ability to sell products and to manufacture or source components and materials.

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

For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China (where a significant portion of our assembly and test services are performed), foster the emergence of China-based competitors, decrease the demand for our products in China and reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to certain customers and suppliers, which may materially adversely affect our sales and results of operations.

The U.S. and foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to export, reexport, import and transfer products and other items to certain countries, particularly China. For example, the imposition of tariffs has resulted in higher duties owed on certain products that are imported from China to the United States.

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where exports, reexports, or transfers of products require export licenses or are prohibited by government action. The U.S. government has in the past imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to certain of our customers, and imposed significant restrictions on the ability to obtain export licenses for our products. Such restrictions could have a continuing negative impact on our future revenue and results of operations. In addition, our customers or suppliers affected by U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors' solutions and products. Importantly, governments such as China have the ability to impose countermeasures in reaction to increasing U.S. government sanctions and restrictions imposed on their companies which may impact our operations and future revenue as the compliance landscape becomes more challenging.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay our debt. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face liquidity issues and be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. Additionally, the indentures governing our senior notes limit the use of the proceeds from any disposition; as a result, we may not be allowed under these documents to use proceeds from such dispositions to satisfy our debt service obligations. Further, we may need to refinance all or a portion of our debt at or before maturity, and we cannot be sure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The credit agreement governing our revolving facility and the indentures governing our senior notes contain a number of significant restrictions and covenants that limit our ability to:

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

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, our credit agreement requires us to comply with a financial maintenance covenant. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenant contained in our revolving facility. If we violate covenants under our credit agreement and are unable to obtain a waiver from our lenders, our debt under our revolving facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Privacy

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

The use of AI and machine learning applications by our employees may also increase the risk of unintended or inadvertent transmission of proprietary or sensitive information.

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

Security breaches, failed system upgrades or regular maintenance and other disruptions to our IT systems, or other misappropriation of proprietary information could expose us to liability or disrupt our ability to operate critical business functions, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to, or dissemination of, our proprietary information.

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

We have, from time to time, experienced threats to and breaches of our data and systems. Security breaches, computer malware, phishing, spoofing and other cyber-attacks have become more prevalent and sophisticated in recent years. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, detect, or counter all of these techniques or identify all security vulnerabilities. Evolving AI capabilities could be used in new and significantly more sophisticated ways to identify vulnerabilities, craft targeted social engineering and fraud attempts, generate malicious code and launch phishing attempts or other cyber-attacks. As a result, our and our customers’ proprietary information may be misappropriated, and the impact of any future incident cannot be predicted. Any misappropriation could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our IT systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

Furthermore, we rely on products and services provided by third-party suppliers, which may include open-source code, to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions, which exposes us to supply chain attacks or other business disruptions. The use of AI applications could increase the risk of cybersecurity incidents, such as through unintended or inadvertent transmissions of proprietary or sensitive information. We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our IT systems, including our products and services, or the third-party IT systems that support our services. Our ability to identify all security vulnerabilities and monitor these third-parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Furthermore, the costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Our efforts to comply with evolving laws and regulations related to cybersecurity incidents may be costly, and any failure to comply could result in investigations, proceedings, lawsuits and reputational damage. Occurrence of any of the events described above could also result in loss of competitive advantages derived from our R&D efforts or our IP. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and key IT and other resources, or otherwise adversely affect our operations and reputation.

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

Global privacy legislation, enforcement and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation ("GDPR"), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. China has also implemented laws and regulations requiring companies' IT security environment to meet certain standards and may require unique certifications. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, deterring, preventing or rendering more difficult, a change in control of Qorvo that our stockholders might consider to be in their best interests. These provisions include:

•granting to the board of directors' sole power to set the number of directors and fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

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

•pandemics, such as the COVID-19 pandemic and similar major health concerns;

•differences between actual operating results and those expected by management, investors and analysts;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the critical importance of maintaining the safety and security of our systems and data and have a cross-organizational approach to addressing cybersecurity risk. We are committed to maintaining robust governance and oversight of cybersecurity risk and have implemented mechanisms, controls, technologies and processes designed to help us assess, identify and manage these risks. The Board of Directors, its Audit Committee and our management, including our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), contribute to our cybersecurity and risk management processes designed to help us respond in a timely and effective manner to emerging threats in a dynamic cybersecurity landscape.

Cybersecurity risks are identified as part of our Enterprise Risk Management Program and regular cybersecurity assessment and planning. We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify and manage cybersecurity risks. We engage with industry groups for benchmarking and awareness of cybersecurity best practices. We monitor internal and external cybersecurity developments that may affect our systems and our supply chain partners' systems, and have procedures to assess those issues for potential cybersecurity impact or risk.

The Audit Committee oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, our CIO and our CISO regularly brief the Audit Committee on cybersecurity matters. In its oversight role, the Audit Committee receives reports on cybersecurity, including internal and external cybersecurity audits, on at least a quarterly basis. We have procedures led by our CISO which govern our assessment, response and notification of internal and external parties upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our executive team, to evaluate the overall impact and appropriate or required external notifications. Based on its nature and severity, the Audit Committee would be informed of an incident by our executive team.

Our CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. The CISO works with a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. This team manages and works to enhance the IT security structure with the goal of preventing significant cybersecurity incidents and increasing the resilience of our systems to minimize the business impact should an incident occur. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals on the information security team. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements, customer expectations, business priorities and emerging cybersecurity risks, and we expect to continue to make investments to maintain the security of our data and infrastructure. The underlying controls of the cyber risk management program are based on industry standards for cybersecurity and IT, including the National Institute of Standards and Technology (“NIST”) frameworks and ISO 27001 requirements, although this does not mean that we meet all technical standards, specifications or requirements under NIST or ISO 27001 standards.

In addition, we provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats and to remind them of the importance of handling and protecting our information. We engage third-parties to conduct evaluations of our security controls, including testing both the design and operational effectiveness of our controls. We also participate in cybersecurity information-sharing with our peers, industry groups and government agencies.

We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or business partner could materially adversely impact us. We require our key suppliers to comply with our security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us and require each to notify us in the event of any known or suspected cyber incident.

We face numerous cybersecurity risks in connection with our business. Such risks can impact our systems, results of operations and financial condition. We have, from time to time, experienced threats to and breaches of our data and systems, including malware, ransomware and computer viruses. Our customers, suppliers, subcontractors and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. As of the date of this Form 10-K, we have not identified any risks from cybersecurity threats that have materially affected our business strategy, our results of operations or our financial condition. For more information about the cybersecurity risks we face and the potential impacts on our Company due to a cybersecurity incident, please refer to Item 1A - Risk Factors - "Risks Related to Intellectual Property, Cybersecurity and Information Technology and Data Privacy".

ITEM 2. PROPERTIES.

Our corporate headquarters (owned) is located in Greensboro, North Carolina.

The following table sets forth our primary production facilities as of March 30, 2024:

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

In the third quarter of fiscal 2024, we entered into a definitive agreement with Luxshare to divest our assembly and test operations in Beijing and Dezhou. In connection with this transaction, which was completed on May 2, 2024, Luxshare is providing assembly and test services to us under a long-term supply agreement.

In fiscal 2021, we idled a BAW manufacturing facility (owned) in Farmers Branch, Texas, which was subsequently sold in fiscal 2024.

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

ITEM 3. LEGAL PROCEEDINGS.

See the information under the heading "Legal Matters" in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 13, 2024, there were 618 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

The following graph and table compare the cumulative total shareholder return of our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index for the five years ended March 30, 2024. The graph and table assume an initial investment of $100 was made on March 30, 2019 in each of our common stock and the indexes, reflecting compounded daily returns as well as reinvestment of all dividends. The indexes are reweighted daily using the market capitalization on the previous trading day. The comparisons in the graph and table are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

PERFORMANCE GRAPH

	March 30, 2019	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024
Qorvo, Inc.	$100.00	$112.49	$268.93	$169.40	$141.60	$160.09
S&P 500	$100.00	$93.02	$145.44	$168.20	$155.20	$201.57
S&P 500 Semiconductors	$100.00	$106.69	$188.30	$240.08	$232.90	$494.08
The graph and the table above shall not be deemed "filed" with the SEC for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filings made by us with the SEC, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
December 31, 2023 to January 27, 2024	139	$105.32	139	$1,390.3
January 28, 2024 to February 24, 2024	368	110.29	368	1,349.7
February 25, 2024 to March 30, 2024	388	115.38	388	1,305.0
Total	895	$111.72	895	$1,305.0
On November 2, 2022, we announced that our Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under the current program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice. Refer to Note 17 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the IRA. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders' Equity for fiscal years 2024 and 2023 and is excluded from amounts presented above.

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

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in three reportable operating segments: HPA, CSG and ACG. HPA is a leading global supplier of RF, analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning UWB, Matter, Bluetooth Low Energy, Zigbee, Thread, Wi-Fi, cellular IoT and MEMS-based sensors. ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices.

Fiscal 2024 Overview

•Revenue increased 5.6% in fiscal 2024 to $3,769.5 million, compared to $3,569.4 million in fiscal 2023, driven by content gains at our largest end customer and higher demand for our defense and aerospace products.

•Gross margin for fiscal 2024 was 39.5%, compared to 36.3% in fiscal 2023, driven by lower charges associated with a long-term capacity reservation agreement and improved factory utilization.

•Operating income was $91.7 million in fiscal 2024, compared to $183.2 million in fiscal 2023. This decrease was driven by goodwill impairment charges.

•Net loss per share was $0.72 for fiscal 2024, compared to net income per diluted share of $1.00 for fiscal 2023.

•Operating activities in fiscal 2024 generated cash of $833.2 million, compared to $843.2 million in fiscal 2023.

•Capital expenditures were $127.2 million in fiscal 2024, compared to $159.0 million in fiscal 2023.

•We recorded $221.4 million in goodwill impairment charges due to revisions in long-term forecasts for a reporting unit within the CSG operating segment.

•We completed the acquisition of Anokiwave for a purchase price of $83.0 million, net of cash acquired.

~~•~~We repurchased approximately 4.0 million shares of our common stock for approximately $403.0 million.

•We repurchased $60.3 million of the principal amount of our 1.750% senior notes due 2024 (the "2024 Notes"), plus accrued and unpaid interest, on the open market.

•We entered into a definitive agreement with Luxshare to divest our assembly and test operations in China.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2024 and 2023 along with a year-over-year comparison. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended April 1, 2023, filed with the SEC on May 19, 2023, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended April 2, 2022 along with a year-over-year comparison between fiscal years 2023 and 2022.

(In thousands, except percentages)	Fiscal 2024	% of Revenue	Fiscal 2023	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$3,769,506	100.0%	$3,569,399	100.0%	$200,107	5.6%
Cost of goods sold	2,281,011	60.5	2,272,457	63.7	8,554	0.4
Gross profit	1,488,495	39.5	1,296,942	36.3	191,553	14.8
Research and development	682,249	18.1	649,841	18.2	32,408	5.0
Selling, general and administrative	389,140	10.3	358,790	10.1	30,350	8.5
Other operating expense (1)	325,405	8.7	105,143	2.9	220,262	209.5
Operating income	$91,701	2.4%	$183,168	5.1%	$(91,467)	(49.9)%
(1) Other operating expense includes goodwill impairment charges of $221.4 million and $12.4 million for fiscal years 2024 and 2023, respectively.

Revenue

The increase in consolidated revenue resulted from a $394.2 million increase in ACG revenue and decreases in revenue of $154.2 million and $39.8 million, in HPA and CSG, respectively, which are further discussed in our Operating Segments results below.

We provide products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 46% and 37% of total revenue in fiscal years 2024 and 2023, respectively. Samsung accounted for approximately 12% of total revenue in both fiscal years 2024 and 2023. These customers primarily purchase RF solutions for a variety of mobile devices.

International shipments amounted to $1,593.6 million in fiscal 2024 (approximately 42% of revenue) compared to $1,751.4 million in fiscal 2023 (approximately 49% of revenue). Shipments to Asia totaled $1,505.3 million in fiscal 2024 (approximately 40% of revenue) compared to $1,549.0 million in fiscal 2023 (approximately 43% of revenue).

Gross Margin

The increase in gross margin in fiscal 2024 was driven by lower charges associated with a long-term capacity reservation agreement and improved factory utilization.

In fiscal 2022, we entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. During fiscal 2023, the agreement was amended to extend the term through calendar year 2026, and we recorded charges of $181.0 million to "Cost of goods sold" based on the actual and estimated purchase shortfalls. During fiscal 2024, the agreement was terminated effective December 31, 2023, and we are no longer obligated to order silicon wafers from the foundry supplier. Total charges of $38.4 million were recorded to "Cost of goods sold" in the fiscal 2024 Consolidated Statement of Operations, primarily due to a contract termination fee.

Operating Expenses

Research and Development

R&D expense increased in fiscal 2024 as compared to fiscal 2023 driven by $33.5 million of higher employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense).

Selling, General and Administrative

Selling, general and administrative expense increased in fiscal 2024 as compared to fiscal 2023 due to $16.7 million of higher employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense) and $11.8 million of higher professional fees.

Other Operating Expense

In fiscal 2024, we recorded goodwill impairment charges of $221.4 million, restructuring-related charges of $92.8 million and $12.0 million of consulting expenses associated with a multiyear project to upgrade the core systems we use to run our business. In fiscal 2023, we recorded goodwill impairment charges of $12.4 million and $114.1 million in other restructuring-related charges. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information on goodwill impairment charges and Note 13 of the Notes to Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percentage Change
Revenue	$572,953	$727,187	$(154,234)	(21.2)%
Operating income	82,501	198,820	(116,319)	(58.5)
Operating income as a % of revenue	14.4%	27.3%

The $154.2 million decrease in HPA revenue was attributable to $135.5 million and $67.6 million decreases in infrastructure and power management revenue, respectively, driven by challenges in the global macroeconomic environment which negatively impacted demand for products in these markets in the first half of fiscal 2024. Over the course of fiscal 2024, demand for these products was also negatively impacted by higher channel inventory. The decrease in revenue was partially offset by a $44.5 million increase in defense and aerospace revenue.

The decrease in HPA operating income was driven by lower revenue, the sale of products that were manufactured during periods of lower factory utilization and higher inventory-related charges.

Connectivity and Sensors Group

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percentage Change
Revenue	$434,537	$474,364	$(39,827)	(8.4)%
Operating loss	(88,649)	(72,080)	(16,569)	(23.0)
Operating loss as a % of revenue	(20.4)%	(15.2)%

The $39.8 million decrease in CSG revenue was attributable to a $43.0 million decrease in our connectivity components revenue. Challenges in the global macroeconomic environment negatively impacted demand for our connectivity components in the first half of fiscal 2024. In the second half of fiscal 2024, channel inventory levels improved and shipments of our connectivity components increased.

The increase in CSG operating loss was due to lower revenue and an increase in operating expenses of $6.2 million. The increase in operating expenses was driven by employee-related costs (including salaries and benefits, as well as incentive-based cash compensation).

Advanced Cellular Group

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percentage Change
Revenue	$2,762,016	$2,367,848	$394,168	16.6%
Operating income	727,906	627,708	100,198	16.0
Operating income as a % of revenue	26.4%	26.5%

The $394.2 million increase in ACG revenue was driven by content gains at our largest end customer. Challenges in the global macroeconomic environment negatively impacted demand for our advanced cellular products for mass market smartphones in the first half of fiscal 2024. Over the course of fiscal 2024, channel inventory levels improved, and in the second half of fiscal 2024 shipments of our advanced cellular products for mass market smartphones increased to more closely align with end market demand.

The increase in ACG operating income was driven by higher revenue as described above. In fiscal 2024, ACG incurred additional product development costs and employee-related costs as a result of increased investment in developing new technologies and products; however, operating expenses as a percentage of revenue decreased by 1.5%.

Refer to Note 18 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2024, 2023 and 2022.

INTEREST, OTHER INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2024	2023
Interest expense	$(69,245)	$(68,463)
Other income, net	51,104	9,924
Income tax expense	(143,882)	(21,477)

Interest expense

During fiscal years 2024 and 2023, we recorded interest expense primarily related to the 4.375% senior notes due 2029 (the "2029 Notes"), the 3.375% senior notes due 2031 (the "2031 Notes") and the 2024 Notes. Interest expense in the preceding table for fiscal years 2024 and 2023 is net of capitalized interest of $2.9 million and $3.9 million, respectively.

Other income, net

During fiscal 2024, we recorded interest income of $38.3 million, losses of $1.2 million based on our share of the earnings from our limited partnership investments and a net gain on debt extinguishment of $1.8 million. Interest income increased by $17.2 million in fiscal 2024 compared to fiscal 2023 primarily due to higher interest rates on our cash balances. In addition, the fair value of invested funds under our non-qualified deferred compensation plan increased by $9.9 million (excluding participant contributions and withdrawals). Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding our non-qualified deferred compensation plan.

During fiscal 2023, we recorded interest income of $21.1 million, losses of $4.2 million based on our share of the earnings from our limited partnership investments and impairments and losses of $7.8 million from other investments.

Income tax expense

Income tax expense for fiscal 2024 was $143.9 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income and the impact of GILTI, offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. During fiscal 2024, we also incurred incremental tax expense associated with the reversal of our permanent reinvestment assertion related to a fiscal 2024 restructuring initiative. This resulted in an annual effective tax rate of 195.6% for fiscal 2024.

Income tax expense for fiscal 2023 was $21.5 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income and the impact of GILTI (including the effects of the capitalization and amortization of research and development expenses which were previously expensed for U.S. tax purposes), offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. This resulted in an annual effective tax rate of 17.2% for fiscal 2023.

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2024 and 2023, the valuation allowance against domestic and foreign deferred tax assets was $43.6 million and $35.9 million, respectively.

Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

STOCK-BASED COMPENSATION

Under Accounting Standards Codification ("ASC") 718, "Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units and is recognized as expense over the employee's requisite service period.

As of March 30, 2024, total remaining unearned compensation cost related to unvested restricted stock units was $159.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 30, 2024, we had working capital of approximately $1,215.9 million, including $1,029.3 million in cash and cash equivalents, compared to working capital of approximately $1,474.0 million, including $808.8 million in cash and cash equivalents, as of April 1, 2023.

Our $1,029.3 million of total cash and cash equivalents as of March 30, 2024, includes $752.0 million held by our foreign subsidiaries, of which $507.5 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may from time to time in the future seek to retire or make additional optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During fiscal 2024, we repurchased $60.3 million of the principal amount of our 2024 Notes, plus accrued and unpaid interest, on the open market. The remaining principal amount of the 2024 Notes of $439.7 million is included in "Current portion of long-term debt" in the Consolidated Balance Sheet as of March 30, 2024.

Credit Agreement

On September 29, 2020, we and certain of our U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "2020 Credit Agreement") with Bank of America, N.A., acting as administrative agent, and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The 2020 Credit Agreement included a senior revolving line of credit (the "2020 Revolving Facility") of up to $300.0 million and a senior term loan that was fully repaid in fiscal 2022. The 2020 Revolving Facility was available to finance working capital, capital expenditures and other general corporate purposes.

During fiscal years 2024 and 2023, there were no borrowings under the 2020 Revolving Facility.

The 2020 Credit Agreement contained various conditions, covenants and representations with which we had to be in compliance in order to borrow funds and to avoid an event of default. As of March 30, 2024, we were in compliance with these covenants. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information about the 2020 Credit Agreement.

On April 23, 2024, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the “2024 Credit Agreement”), which replaced the 2020 Credit Agreement. The 2024 Credit Agreement provides for a $325.0 million senior revolving line of credit (the “2024 Revolving Facility”). Up to $25.0 million of the 2024 Revolving Facility may be used for the issuance of standby letters of credit and up to $10.0 million of the 2024 Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). We may request at any time that the 2024 Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The 2024 Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The initial maturity date of the 2024 Revolving Facility is April 23, 2029, which may be extended by up to two years by exercising extension options provided in the 2024 Credit Agreement.

At our option, loans under the 2024 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2024 Credit Agreement) plus Term SOFR (as defined in the 2024 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., or (c) Term SOFR plus 1.0% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. Term SOFR is the rate per annum equal to the forward-looking SOFR term rate for interest periods of one, three or six months, as selected by us, plus an adjustment of 0.10%. The Applicable Rate will be determined by reference to a pricing grid based on the Consolidated Leverage Ratio (as defined in the 2024 Credit Agreement) or, at our option, the Debt Rating (as defined in the 2024 Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.750% per annum and will initially be set at 1.250% per annum until the delivery of our first compliance certificate to the lenders. The Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.750% per annum and will initially be set at 0.250% per annum until the delivery of our first compliance certificate to the lenders. Undrawn amounts under the 2024 Revolving Facility are subject to a commitment fee ranging from 0.125% to 0.275%. Interest for Term SOFR loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. We will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2024 Credit Agreement.

The 2024 Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and avoid an event of default, including a financial covenant that we must maintain a Consolidated Leverage Ratio not to exceed 3.50 to 1.00 as of the end of any of our fiscal quarters, provided that in connection with an acquisition in excess of $300.0 million, our maximum Consolidated Leverage Ratio may increase on two occasions during the term of the 2024 Revolving Facility to 4.00 to 1.00, in each case for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs.

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

During fiscal years 2024, 2023 and 2022, we repurchased approximately 4.0 million shares, 8.7 million shares and 7.3 million shares of our common stock for approximately $403.0 million, $862.2 million and $1,152.3 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of March 30, 2024, approximately $1,305.0 million remains authorized for repurchases under the current share repurchase program. Refer to Note 17 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2024 generated cash of $833.2 million, compared to $843.2 million in fiscal 2023. This decrease in cash provided by operating activities was primarily due to decreased profitability.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2024 was $136.5 million, compared to $153.4 million in fiscal 2023. During fiscal 2024, we received proceeds of $49.5 million, primarily from the sale of our BAW manufacturing facility in Farmers Branch, Texas, and our capital expenditures decreased by $31.7 million as compared to fiscal 2023. Additionally, we acquired Anokiwave in fiscal 2024, resulting in net cash outflows of $83.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2024 was $459.6 million, compared to $853.4 million in fiscal 2023. The decrease in cash used in financing activities was primarily due to lower stock repurchases in fiscal 2024, partially offset by repurchases of our 2024 Notes.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash and cash equivalents and availability from the 2024 Revolving Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if investments in our business outpace revenue growth, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that additional debt or equity financing, if required, will be available on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 30, 2024, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Fiscal Period
	Total Payments	2025	2026-2027	2028-2029	2030 and thereafter
Capital commitments (1)	$64,720	$62,460	$2,260	$—	$—
Purchase obligations (2)	462,703	424,668	33,656	4,379	—
Leases	74,449	17,185	27,511	16,418	13,335
Long-term debt obligations (3)	2,397,747	508,246	133,438	109,813	1,646,250
Total	$2,999,619	$1,012,559	$196,865	$130,610	$1,659,585
(1) Capital commitments represent obligations for the purchase of property and equipment, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 30, 2024.
(2) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities on our Consolidated Balance Sheet because we had not received the related goods or services as of March 30, 2024.
(3) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2024 Notes, the 2029 Notes and the 2031 Notes, including anticipated interest payments not recorded as liabilities on our Consolidated Balance Sheet as of March 30, 2024. Debt obligations are classified based on their stated maturity date, and any future redemptions would impact our cash payments. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information.

Other Contractual Obligations

As of March 30, 2024, in addition to the amounts shown in the contractual obligations table above, we have $43.9 million of unrecognized income tax benefits and accrued interest and penalties which have been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled. We also have an obligation related to the Transitional Repatriation Tax that we elected to pay over eight years. The remaining obligation of $3.6 million is recorded as a liability and is expected to be paid over the next two years.

As discussed in Note 11 of the Notes to Consolidated Financial Statements, we have two pension plans in Germany with a combined benefit obligation of approximately $9.6 million as of March 30, 2024. Pension benefit payments are not included in the schedule above due to the uncertainty regarding the amount and timing of any future cash outflows. Pension benefit payments were approximately $0.3 million in fiscal 2024 and are expected to be approximately $0.4 million in fiscal 2025.

We also offer a non-qualified deferred compensation plan to eligible participants to defer and invest a specified percentage of their cash compensation. We record an obligation under the plan for the distributions to be made to participants upon certain triggering events. Although participants are required to make distribution elections at the time of enrollment, the amount and timing of any future cash outflows is uncertain until such triggering events occur. The total deferred compensation obligation as of March 30, 2024 was $52.3 million, of which $2.3 million is estimated to be paid in fiscal 2025. Refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

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

Summarized Balance Sheets (in thousands)	March 30, 2024	April 1, 2023
ASSETS
Current assets (1)	$803,900	$972,989
Non-current assets	2,311,618	2,398,287

LIABILITIES
Current liabilities	$727,138	$296,049
Long-term liabilities (2)	2,306,883	2,689,824
(1) Includes net amounts due from Non-Guarantor subsidiaries of $129.8 million and $379.5 million as of March 30, 2024 and April 1, 2023, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $597.3 million and $509.1 million as of March 30, 2024 and April 1, 2023, respectively.

Summarized Statement of Operations (in thousands)	Fiscal 2024
Revenue	$1,073,492
Gross profit	162,178
Net loss	(370,438)

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

Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional information regarding our business held for sale and property and equipment, respectively.

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

Goodwill Impairment Testing. In accordance with ASC 350, “Intangibles – Goodwill and Other,” goodwill is not amortized but is subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, “Segment Reporting,” or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its estimated fair value, an impairment charge would be recorded for the amount that the carrying amount of the reporting unit exceeded its fair value, up to the total amount of goodwill allocated to that reporting unit.

As required by the Company’s policy, goodwill is tested for impairment on the first day of our fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

During fiscal 2024, we completed interim assessments for goodwill impairment as management determined, based on revisions to long-term forecasts, it was more likely than not that the fair values of two of our reporting units (one within the HPA operating segment and one within the CSG operating segment) were below the carrying amounts.

Our quantitative assessments considered both the income and market approaches to estimate the fair value of each reporting unit. Inherent in the fair value determinations are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. The income approach was based on the discounted cash flow method that used estimates of the reporting units' revenue growth rates and operating margins as part of our long-term planning process, taking into consideration, historical data and industry and market conditions. The discount rate used to determine the present value of future cash flows was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market approach estimated fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics.

Based on an interim assessment, the resulting fair value of the reporting unit within the HPA operating segment was then compared to the carrying value and it was determined that the fair value exceeded its carrying value by approximately 20%. This reporting unit has $96.5 million of goodwill allocated to it, which represents less than 5% of our total goodwill. As the forecasted revenue for this reporting unit includes products with early-stage technologies, there is commercial risk of market adoption as well as the timing of the market adoption, and we may be at risk for impairment loss in the future if forecasts assumed in the fair value calculation are not realized. Additionally, there are certain risks inherent to our operations as described in Item 1A. “Risk Factors.”

Based on an interim assessment, it was determined that the reporting unit within the CSG operating segment was below its carrying value, resulting in a goodwill impairment charge of approximately $48.0 million (based on the income approach) in the second quarter of fiscal 2024. In the third quarter of fiscal 2024, we concluded that an impairment triggering event occurred for this same reporting unit within the CSG segment as new information was received regarding slower than expected market adoption for one of CSG's new technologies and lower attach rates for a second CSG technology (resulting in further revisions to the long-term forecasts of this reporting unit). We concluded that it was more likely than not that the fair value of this reporting unit was below its carrying amount, and a quantitative analysis was performed. The quantitative analysis (based on the income approach) resulted in a $173.4 million write-off of the remaining goodwill of this reporting unit.

Our fiscal 2024 annual assessment was performed using a qualitative approach as of the first day of our fourth quarter (December 31, 2023) on our six reporting units with a remaining goodwill balance. In performing qualitative assessments, we consider the following factors which could trigger a goodwill impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner or our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) a significant decline in our stock price for a sustained period; and (v) a significant change in our market capitalization relative to our net book value. Based on our fiscal 2024 qualitative assessment, we concluded there were no events or circumstances that indicated it was more likely than not that the fair value of each reporting unit was less than its respective carrying value.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our goodwill and intangible assets.

Identified Intangible Assets. We amortize definite-lived intangible assets (including developed technology, customer relationships, technology licenses and trade names) on a straight-line basis over their estimated useful lives. Upon completion of development, in-process research and development assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to research and development.

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

No definite-lived intangible asset impairment charges were recorded in fiscal years 2024, 2023 or 2022.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our identified intangible assets.

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

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions and to apply judgment. For example, for arrangements that have multiple performance obligations, we must exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the stand-alone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative stand-alone selling-price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time.

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

We assess the likelihood that our deferred tax assets can be recovered, recording a reserve in the form of a valuation allowance if the deferred tax assets are ultimately estimated to not be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding changes in the valuation allowance and net deferred tax assets.

We also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion, or all, of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

The primary objective of our financial risk management activities is to reduce the negative financial impact resulting from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices (the "Underlying Exposures"). We manage these Underlying Exposures through operational means, balance sheet management, as well as through the use of various financial instruments when deemed appropriate. The method and extent to which we are able to reduce the financial impact related to the Underlying Exposures may vary over time. Similarly, there can be no assurance that our financial risk management activities will be successful in mitigating the financial impact resulting from movements in the Underlying Exposures.

Interest Rate Risk

We may be exposed to interest rate risk via the terms of the 2024 Revolving Facility. If the 2024 Revolving Facility were to be drawn, it would bear interest at a variable rate. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information. As of March 30, 2024, we did not have any outstanding borrowings under any revolving facility.

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

For fiscal 2024, we incurred a foreign currency gain of $0.4 million as compared to a loss of $0.6 million in fiscal 2023, which is recorded in "Other income, net."

Our financial instrument holdings, including foreign receivables, cash and payables at March 30, 2024, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $5.9 million in fiscal 2024. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $4.8 million in fiscal 2024.

Equity Price Risk

Our marketable equity investments in publicly traded companies are subject to equity market price risk. Accordingly, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investments.  As of March 30, 2024, our marketable equity investments were immaterial. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 30, 2024	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,029,258	$808,757
Accounts receivable, net of allowance of $313 and $369 as of March 30, 2024 and April 1, 2023, respectively	412,960	304,519
Inventories	710,555	796,596
Prepaid expenses	40,563	46,684
Other receivables	14,427	26,535
Other current assets	78,993	46,703
Assets of disposal group held for sale	159,278	—
Total current assets	2,446,034	2,029,794
Property and equipment, net	870,982	1,149,806
Goodwill	2,534,601	2,760,813
Intangible assets, net	509,383	537,703
Long-term investments	23,252	20,406
Other non-current assets	170,383	193,381
Total assets	$6,554,635	$6,691,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$252,993	$210,701
Accrued liabilities	336,767	222,463
Current portion of long-term debt	438,740	310
Other current liabilities	113,215	122,289
Liabilities of disposal group held for sale	88,372	—
Total current liabilities	1,230,087	555,763
Long-term debt	1,549,272	2,048,073
Other long-term liabilities	218,904	185,273
Total liabilities	2,998,263	2,789,109
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 95,798 and 98,649 shares issued and outstanding at March 30, 2024 and April 1, 2023, respectively	3,651,067	3,821,474
Accumulated other comprehensive loss	(5,097)	(3,175)
(Accumulated deficit) retained earnings	(89,598)	84,495
Total stockholders’ equity	3,556,372	3,902,794
Total liabilities and stockholders’ equity	$6,554,635	$6,691,903

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2024	2023	2022

Revenue	$3,769,506	$3,569,399	$4,645,714
Cost of goods sold	2,281,011	2,272,457	2,359,546
Gross profit	1,488,495	1,296,942	2,286,168

Operating expenses:
Research and development	682,249	649,841	623,636
Selling, general and administrative	389,140	358,790	349,718
Goodwill impairment	221,414	12,411	48,000
Other operating expense	103,991	92,732	38,745
Total operating expenses	1,396,794	1,113,774	1,060,099
Operating income	91,701	183,168	1,226,069

Interest expense	(69,245)	(68,463)	(63,326)
Other income, net	51,104	9,924	18,341
Income before income taxes	73,560	124,629	1,181,084

Income tax expense	(143,882)	(21,477)	(147,731)
Net (loss) income	$(70,322)	$103,152	$1,033,353

Net (loss) income per share:
Basic	$(0.72)	$1.01	$9.38
Diluted	$(0.72)	$1.00	$9.26

Weighted-average shares of common stock outstanding:
Basic	97,557	102,206	110,196
Diluted	97,557	103,019	111,546

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Year
	2024	2023	2022
Net (loss) income	$(70,322)	$103,152	$1,033,353
Other comprehensive loss, net of tax:
Change in pension liability	(123)	1,836	857
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(1,787)	(10,254)	(25,033)
Reclassification adjustments, net of tax:
Foreign currency gain realized upon liquidation of subsidiary	—	(25)	(359)
Amortization of pension actuarial (gain) loss	(12)	36	118
Other comprehensive loss	(1,922)	(8,407)	(24,417)
Total comprehensive (loss) income	$(72,244)	$94,745	$1,008,936

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings
	Common Stock
	Shares	Amount			Total
Balance, April 3, 2021	112,557	$4,244,740	$29,649	$355,036	$4,629,425
Net income	—	—	—	1,033,353	1,033,353
Other comprehensive loss	—	—	(24,417)	—	(24,417)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	779	(49,798)	—	—	(49,798)
Issuance of common stock in connection with employee stock purchase plan	273	33,288	—	—	33,288
Repurchase of common stock, including transaction costs	(7,306)	(276,035)	—	(876,252)	(1,152,287)
Stock-based compensation	—	83,654	—	—	83,654
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	103,152	103,152
Other comprehensive loss	—	—	(8,407)	—	(8,407)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	665	(20,847)	—	—	(20,847)
Issuance of common stock in connection with employee stock purchase plan	345	30,169	—	—	30,169
Repurchase of common stock, including transaction costs and excise tax	(8,664)	(331,406)	—	(530,794)	(862,200)
Stock-based compensation	—	107,709	—	—	107,709
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(70,322)	(70,322)
Other comprehensive loss	—	—	(1,922)	—	(1,922)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	629	(25,787)	—	—	(25,787)
Issuance of common stock in connection with employee stock purchase plan	479	35,045	—	—	35,045
Repurchase of common stock, including transaction costs and excise tax	(3,959)	(299,204)	—	(103,771)	(402,975)
Stock-based compensation	—	119,539	—	—	119,539
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(70,322)	$103,152	$1,033,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	193,035	206,423	210,949
Intangible assets amortization	127,898	132,425	150,466
Deferred income taxes	19,405	(66,145)	31,875
Asset impairments	36,715	227,101	—
Goodwill impairment	221,414	12,411	48,000
Stock-based compensation expense	120,834	105,580	83,507
Loss on classification as held for sale	35,262	—	—
Other, net	6,544	25,299	14,894
Changes in operating assets and liabilities:
Accounts receivable, net	(105,776)	264,781	(107,896)
Inventories	92,909	(81,450)	(236,196)
Prepaid expenses and other assets	(23,174)	43,240	(176,742)
Accounts payable	89,139	(115,495)	33,950
Accrued liabilities	130,979	(17,613)	(11,815)
Income taxes payable and receivable	8,681	(33,240)	(3,139)
Other liabilities	(50,354)	36,762	(21,963)
Net cash provided by operating activities	833,189	843,231	1,049,243
Cash flows from investing activities:
Purchases of property and equipment	(127,230)	(158,953)	(213,466)
Proceeds from sales of property and equipment	49,548	1,847	898
Purchases of businesses, net of cash acquired	(82,974)	(95)	(389,136)
Other investing activities	24,186	3,792	5,748
Net cash used in investing activities	(136,470)	(153,409)	(595,956)
Cash flows from financing activities:
Repurchase and payment of debt	(58,309)	—	(197,500)
Proceeds from borrowings and debt issuances	—	—	499,070
Repurchase of common stock, including transaction costs	(400,054)	(861,751)	(1,152,287)
Proceeds from the issuance of common stock	36,918	32,507	38,303
Tax withholding paid on behalf of employees for restricted stock units	(27,111)	(23,415)	(53,382)
Other financing activities	(11,018)	(694)	(9,714)
Net cash used in financing activities	(459,574)	(853,353)	(875,510)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,170	(331)	(3,281)
Net increase (decrease) in cash, cash equivalents and restricted cash	240,315	(163,862)	(425,504)
Cash, cash equivalents and restricted cash at the beginning of the period	808,943	972,805	1,398,309
Cash, cash equivalents and restricted cash at the end of the period	$1,049,258	$808,943	$972,805

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,029,258	$808,757	$972,592
Restricted cash included in "Other current assets" and "Other non-current assets"	20,000	186	213
Total cash, cash equivalents and restricted cash	$1,049,258	$808,943	$972,805

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$55,270	$66,115	$59,393
Cash paid during the year for income taxes, net of refunds	$103,059	$105,788	$125,322
Capital expenditures included in liabilities	$70,127	$33,107	$36,069

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 30, 2024
1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. ("the Company" or "Qorvo") is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets. Qorvo was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

The Company's design expertise and manufacturing capabilities span multiple process technologies. In fiscal 2024, the Company's primary wafer fabrication facilities were in North Carolina, Oregon and Texas, and its primary assembly and test facilities were in China, Costa Rica, Germany and Texas. The Company also sources products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

The Company is organized into three operating and reportable segments that align technologies and applications with customers and end markets: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 30, 2024, April 1, 2023 and April 2, 2022. Fiscal years 2024, 2023, and 2022 were 52-week years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax-related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. Actual results could differ materially from these estimates, and such differences could affect the operations reported in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds and other short-term, highly liquid investments with original maturities of three months or less when purchased.

Investments

Marketable equity securities consist of common stock in publicly traded companies and are carried at fair value with both the realized and unrealized gains and losses reported in "Other income, net" in the Consolidated Statements of Operations.  Fair values of publicly traded equity securities are determined using quoted prices in active markets. The marketable equity securities are classified as short-term based on their highly liquid nature and are recorded in "Other current assets" in the Consolidated Balance Sheets.

The Company invests in limited partnerships which are accounted for using the equity method. These equity method investments are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
records its share of the financial results of the limited partnerships in "Other income, net" in the Company's Consolidated Statements of Operations.

The Company also invests in privately held companies for which the fair value of the investment is not readily determinable. These equity investments without a readily determinable fair value are measured at cost less impairment, adjusted for any changes in observable prices and are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company assesses these investments for impairment on a quarterly basis and considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include the investee's financial condition and business outlook, market for technology and other relevant events and factors affecting the investee. Investments are impaired when their fair value is less than their carrying value.

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

•Level 2 - includes instruments for which the inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•Level 3 - includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. These inputs are supported by little or no market activity and reflect the use of significant management judgment.

The Company also holds assets whose fair value is measured and recorded on a nonrecurring basis. These assets include equity method investments, equity investments without a readily determinable fair value and certain non-financial assets, such as intangible assets and property and equipment. Goodwill and intangible assets are adjusted to fair value after initial recognition only if an impairment charge is recognized, which is generally determined using a discounted cash flow model based on significant unobservable inputs (Level 3).

During fiscal 2024, in connection with the acquisition of Anokiwave, Inc. ("Anokiwave"), the Company recorded intangible assets, which were recognized at fair value (refer to Note 6 for additional information). The fair value of these intangible assets was determined utilizing significant unobservable input assumptions (Level 3).

During fiscal 2024, in connection with the Company’s agreement to divest its assembly and test operations in Beijing and Dezhou, China (the “Disposal Group”), the Company measured the Disposal Group at the lower of its carrying value or fair value less costs to sell (refer to Note 4 for additional information). The fair value of these assets was determined utilizing significant unobservable inputs (Level 3).

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value (cost is based on standard cost, which approximates actual average cost). Cost includes labor, materials and manufacturing overhead related to the purchase and production of inventories. In accordance with Accounting Standards Codification ("ASC") 330, "Inventory", abnormal manufacturing costs are charged to "Cost of goods sold" in the Consolidated Statements of Operations in the period incurred rather than as a portion of inventory cost.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to 39 years. The Company capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with the asset cost. The Company’s assets acquired under finance leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation. The Company records capital-related government grants earned as a reduction to property and equipment and depreciates the net asset over the estimated useful lives of the associated assets.

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

The Company assesses property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include an adverse change in the use of the Company’s assets or an expectation that the assets will be sold or otherwise disposed. The Company assesses the recoverability of the assets held and used by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Assets identified as "held for sale" are recorded at the lesser of their carrying value or their fair market value less costs to sell.  Impairment of those assets, if any, is based on the excess of the carrying amount over the fair value less costs to sell.

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

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain such options will be exercised. To the extent that the Company's agreements have variable lease payments,

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. The Company elected the practical expedient not to separate lease and non-lease components for substantially all of its classes of leases and to account for the combined lease and non-lease components as a single lease component. In addition, the Company made an accounting policy election to exclude from the balance sheet leases with an initial term of 12 months or less. The Company assesses right-of-use assets for impairment in accordance with its long-lived asset impairment policy.

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

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any purchase price adjustments are recognized in the Consolidated Statements of Operations.

Goodwill Impairment Testing

In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level on the first day of the Company's fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

Under ASC 350, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, the Company considers the following factors which could trigger a goodwill impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the Company's overall business; (iii) significant negative industry or economic trends; (iv) a significant decline in the Company's stock price for a sustained period; and (v) a significant change in the Company's market capitalization relative to its net book value.

If qualitative assessments conclude that it is more likely than not that the fair value of any reporting unit is less than its carrying value, quantitative assessments are performed on the applicable reporting units. The quantitative assessments consider both the income and market approaches to estimate the fair value of a reporting unit. The income approach is based on the discounted cash flow method that uses estimates of the reporting unit's revenue growth rates and operating margins as part of the Company's long-term planning process, taking into consideration historical data and industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics.

Refer to Note 7 for additional information regarding goodwill and intangible asset impairment testing.

Identified Intangible Assets

The Company amortizes definite-lived intangible assets (including developed technology, customer relationships, technology licenses and trade names) on a straight-line basis over their estimated useful lives. In-process research and development ("IPRD") assets represent the fair value of incomplete R&D projects that had not reached technological feasibility as of the date of the acquisition and are initially not subject to amortization. Upon completion of development, IPRD assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360-10-35, "Impairment or Disposal of Long-Lived Assets" to determine whether facts and circumstances (including external factors such as industry and economic trends and internal factors such as changes in the Company’s business strategy and forecasts) indicate that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amounts over the fair value of those assets and are recognized in the period in which the impairment determination was made.

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is approximately 4% of overall revenue. The Company applies a five-step approach as defined in ASC 606, "Revenue from Contracts with Customers," in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s pricing terms are negotiated independently on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors, and represents less than 10% of net revenue in fiscal 2024. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. There have been no material impairment losses on accounts receivable for fiscal years 2024, 2023 or 2022. Contract assets and contract liabilities recorded on the Consolidated Balance Sheets were immaterial as of March 30, 2024 and April 1, 2023.

The Company invoices customers upon shipment and recognizes revenue in accordance with delivery terms. As of March 30, 2024, the Company had $76.9 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added taxes and excise taxes, are excluded from revenue in the Consolidated Statements of Operations.

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

In accordance with ASC 740, "Income Taxes," the Company recognizes a deferred tax liability for income taxes on unremitted foreign earnings of foreign subsidiaries which the Company intends to repatriate. If the Company asserts that such earnings will be permanently reinvested, a deferred tax liability is not recognized related to such earnings. It is the Company’s intent to repatriate all previously taxed earnings of foreign subsidiaries from outside the U.S.

Stock-Based Compensation

In accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units, and is recognized as expense over the employee's requisite service period.

As of March 30, 2024, total remaining unearned compensation cost related to unvested restricted stock units was $159.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenue and expenses are translated using the weighted-average exchange rates throughout the year. Translation adjustments are shown separately as a component of "Accumulated other comprehensive loss" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other income, net" in the Consolidated Statements of Operations.

Supplemental Financial Information

The "Accrued liabilities" balance as of March 30, 2024 includes accrued compensation and benefits of $116.0 million and accrued rebates of $106.9 million. The "Accrued liabilities" balance as of April 1, 2023 includes accrued compensation and benefits of $92.9 million and accrued rebates of $42.8 million.

The "Other current liabilities" balance as of March 30, 2024 includes income taxes payable of $59.9 million. The "Other current liabilities" balances as of April 1, 2023 includes income taxes payable of $63.6 million and contingent consideration related to the acquisition of United Silicon Carbide, Inc. ("United SiC") of $31.3 million, which was paid in fiscal 2024.

"Other income, net" includes $38.3 million, $21.1 million and $2.7 million of interest income in fiscal years 2024, 2023 and 2022, respectively.

Recent Accounting Pronouncements and Other Developments

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company is evaluating the provisions of the law and its potential impact to the Company.

2.    CONCENTRATIONS OF CREDIT RISK

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable. The Company's trade receivables are evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics, adjusting for broad-based economic indicators as well as customer specific factors. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk and believes that credit risks are moderated by the financial stability of its major customers, conservative payment terms and the Company’s strict credit policies.

The Company provides products to its largest end customer, Apple Inc., through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 46%, 37% and 33% of total revenue in fiscal years 2024, 2023 and 2022, respectively. Samsung Electronics Co., Ltd., accounted for approximately 12%, 12% and 11% of total revenue in fiscal years 2024, 2023 and 2022, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices from the Company's ACG segment.

The Company's three largest accounts receivable balances comprised approximately 60% and 54% of aggregate gross accounts receivable as of March 30, 2024 and April 1, 2023, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
3.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	March 30, 2024	April 1, 2023
Raw materials	$201,748	$264,367
Work in process	347,175	345,545
Finished goods	161,632	186,684
Total inventories	$710,555	$796,596

4.    BUSINESS HELD FOR SALE

On December 16, 2023, the Company entered into a definitive agreement with Luxshare Precision Industry Co., Ltd. ("Luxshare") to divest its assembly and test operations in Beijing and Dezhou, China for cash proceeds of approximately $240.0 million. In the fourth quarter of fiscal 2024, regulatory approvals were received, and the Disposal Group met the criteria to be classified as held for sale in accordance with ASC 360, "Property, Plant and Equipment" ("ASC 360"). The divestiture of the Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20, "Presentation of Financial Statements: Discontinued Operations." In connection with this transaction, which was completed on May 2, 2024, Luxshare is providing assembly and test services to the Company under a long-term supply agreement.

In accordance with ASC 805, "Business Combinations," the Disposal Group constitutes a business, and therefore, the Company allocated $22.0 million of goodwill from three of its reporting units to assets held for sale based on a relative fair value basis. These reporting units were evaluated for impairment subsequent to the allocation of goodwill to the Disposal Group and it was determined that the fair value of all reporting units was in excess of their carrying amounts. Additionally, in accordance with ASC 360, the Disposal Group was measured at the lower of carrying value or fair value (based on the preliminary purchase price) less costs to sell. As the carrying value of the Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million was recognized upon classification of the Disposal Group as held for sale, which is recorded in "Other operating expense" in the Consolidated Statement of Operations.

The carrying value of the major classes of assets and liabilities classified as held for sale as of March 30, 2024 are as follows (in thousands):

Property and equipment, net	$133,425
Other assets	39,115
Goodwill	22,000
Loss on classification as held for sale	(35,262)
Total assets of disposal group held for sale	$159,278

Accounts payable and accrued liabilities	$67,495
Other liabilities	20,877
Total liabilities of disposal group held for sale	$88,372

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5.    PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 30, 2024 (1)	April 1, 2023
Land	$23,039	$25,842
Building and leasehold improvements	354,037	463,888
Machinery and equipment	2,091,268	2,430,307
Construction in progress	86,230	130,086
Total property and equipment, gross	2,554,574	3,050,123
Less accumulated depreciation	(1,683,592)	(1,900,317)
Total property and equipment, net	$870,982	$1,149,806
(1) Excludes $133.4 million of property and equipment, net which has been reclassified to "Assets of disposal group held for sale." Refer to Note 4 for additional information.

6.    BUSINESS ACQUISITIONS

During fiscal 2024, the Company completed the acquisition of Anokiwave. During fiscal 2022, the Company completed the acquisitions of United SiC and NextInput, Inc. ("NextInput"). The goodwill resulting from these acquisitions is attributed to synergies and other benefits that are generated from these transactions.

The operating results of these companies, which were not material either individually or in the aggregate, have been included in the Company's consolidated financial statements as of the acquisition dates. As a result, pro forma results of operations for these acquisitions have not been presented.

Anokiwave, Inc.

On February 5, 2024, the Company acquired all the outstanding equity interests of Anokiwave, a leading supplier of high-performance beamforming and mixed signal integrated circuits ("ICs") enabling intelligent active array antennas for defense and aerospace, satellite communication and 5G applications, for a total purchase price of $93.7 million. The acquisition added high-frequency beamforming and intermediate frequency to RF conversion ICs to the Company's broad RF offerings enabling complete RF system solutions.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets	$47,700
Goodwill	16,140
Net tangible assets (1)	23,815
Deferred tax asset, net	6,030
Total purchase price	$93,685
(1) Includes cash acquired of $10.7 million.

The significant intangible assets acquired included developed technology of $34.0 million and customer relationships of $13.0 million.

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

The fair value of the customer relationships acquired was determined based on an income approach using the "with and without method" in which the value of the intangible asset is determined by the difference in discounted cash

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. These customer relationships are being amortized on a straight-line basis over the estimated useful life of two years.

The Company will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of Anokiwave has been assigned to the HPA segment and is not deductible for income tax purposes.

During fiscal 2024, the Company recorded acquisition and integration-related costs associated with the acquisition of Anokiwave totaling $6.4 million in "Other operating expense" in the Consolidated Statement of Operations. During fiscal 2024, the Company also recorded $1.3 million of acquisition and integration-related costs in "Cost of goods sold" in the Consolidated Statement of Operations.

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

The purchase price comprised cash consideration of $227.2 million and contingent consideration of up to $31.3 million which was paid to the sellers during the first quarter of fiscal 2024 (in accordance with the terms of the acquisition agreement) due to the achievement of certain revenue and gross margin targets over the period beginning on the acquisition date through December 31, 2022.

During fiscal years 2024, 2023 and 2022, the Company recorded acquisition and integration-related costs associated with the acquisition of United SiC totaling $0.9 million, $14.6 million and $12.2 million, respectively, in "Other operating expense" in the Consolidated Statements of Operations. During fiscal 2022, the Company also recorded $3.6 million of acquisition and integration-related costs in "Cost of goods sold" in the Consolidated Statement of Operations.

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

Other Acquisitions

The Company recorded additional acquisition and integration-related costs in fiscal years 2024, 2023 and 2022 of $2.6 million, $8.7 million and $12.2 million, respectively, primarily resulting from businesses acquired in fiscal years 2022, 2021 and 2020. These costs, which primarily relate to ongoing compensation arrangements, are included in "Other operating expense" in the Consolidated Statements of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2024 are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of April 1, 2023 (1)	$501,602	$525,351	$1,733,860	$2,760,813
Goodwill impairment	—	(221,414)	—	(221,414)
Goodwill resulting from Anokiwave acquisition (2)	16,140	—	—	16,140
Effect of changes in foreign currency exchange rates	—	1,062	—	1,062
Goodwill reclassified to "Assets of disposal group held for sale" (3)	(200)	(4,700)	(17,100)	(22,000)
Balance as of March 30, 2024 (1)	$517,542	$300,299	$1,716,760	$2,534,601
(1) The Company’s goodwill balance is presented net of accumulated impairment losses and write-offs totaling $903.4 million and $682.0 million as of March 30, 2024 and April 1, 2023, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023 and 2024.
(2) Refer to Note 6 for additional information.
(3) Refer to Note 4 for additional information.

The Company operates under three segments with a total of seven reporting units as of March 30, 2024. During fiscal 2024, the Company completed the sale of its non-core biotechnology business, which was a stand-alone reporting unit.

During the second quarter of fiscal 2024, the Company completed an interim test for goodwill impairment as management determined, based on revisions to long-term forecasts, it was more likely than not that the fair value of a reporting unit within the CSG segment was below its carrying amount. The quantitative analysis, which considered the income approach and the market approach to estimate the reporting unit's fair value, resulted in a goodwill impairment charge of approximately $48.0 million. In the third quarter of fiscal 2024, the Company concluded that an impairment triggering event occurred for this same reporting unit as new information was received regarding slower than expected market adoption for one of CSG's new technologies and lower attach rates for a second CSG technology (resulting in further revisions to the long-term forecasts of this reporting unit). The Company concluded that it was more likely than not that the fair value of this reporting unit was below its carrying amount and a quantitative analysis was performed. The quantitative analysis, which considered the income approach and the market approach to estimate the reporting unit's fair value, resulted in a goodwill impairment charge of approximately $173.4 million.

In fiscal 2023, the Company recorded a goodwill impairment charge of $12.4 million related to its biotechnology business. In fiscal 2022, the Company recorded a goodwill impairment charge of $48.0 million related to its NextInput business.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 30, 2024		April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$903,089	$484,347	$872,106	$382,448
Customer relationships	100,040	67,999	104,616	67,485
Technology licenses	54,869	6,525	1,664	513
Trade names	1,610	939	910	789
IPRD	9,585	N/A	9,642	N/A
Total (1)	$1,069,193	$559,810	$988,938	$451,235
(1) Amounts include the impact of foreign currency translation.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets. In connection with completing the Company's fiscal 2024 goodwill impairment assessments, the Company also evaluated its long-lived intangible assets and determined that the forecasted undiscounted cash flows related to these assets were in excess of their carrying values. No definite-lived intangible asset impairment charges were recorded for fiscal years 2024, 2023 or 2022.

Total intangible assets amortization expense was $127.9 million, $132.4 million and $150.5 million in fiscal years 2024, 2023 and 2022, respectively.

The following table provides the Company's estimated amortization expense for intangible assets for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2025	$134,000
2026	123,000
2027	99,000
2028	58,000
2029	36,000

8.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Equity Method Investments

The Company invests in limited partnerships and accounts for these investments using the equity method. The carrying amount of these investments as of March 30, 2024 and April 1, 2023 was $16.0 million and $20.4 million, respectively, and is classified as "Long-term investments" in the Consolidated Balance Sheets. During fiscal years 2024, 2023 and 2022, the Company recorded losses of $1.2 million and $4.2 million and income of $12.0 million, respectively, based on its share of the limited partnerships' earnings in "Other income, net" in the Consolidated Statements of Operations. The Company received cash distributions totaling $3.2 million, $2.5 million and $14.8 million during fiscal years 2024, 2023 and 2022, respectively. The cash distributions were recognized as reductions to the carrying value of the investments and included in the cash flows from investing activities in the Consolidated Statements of Cash Flows.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Fair Value of Financial Instruments

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities measured on a recurring basis (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2024
Marketable equity securities	$84	$84	$—	$—
Invested funds in deferred compensation plan (1)	52,327	52,327	—	—

April 1, 2023
Marketable equity securities	$1,094	$1,094	$—	$—
Invested funds in deferred compensation plan (1)	40,653	40,653	—	—
Contingent earn-out liability (2)	(31,250)	—	—	(31,250)
(1) Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share as determined by quoted active market prices of the underlying investments. Refer to Note 11 for further information on the Company's non-qualified deferred compensation plan.
(2) The fair value of the contingent consideration liability which related to the acquisition of United SiC (refer to Note 6) was equal to the maximum amount payable at April 1, 2023 and was subsequently paid in the first quarter of fiscal 2024.

9.    LEASES

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2034, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Operating leases are classified in the Consolidated Balance Sheets as follows (in thousands):

	March 30, 2024	April 1, 2023
Other non-current assets (1)	$61,293	$83,490
Other current liabilities (2)	15,601	19,357
Other long-term liabilities (2)	50,578	69,156
(1) The March 30, 2024 balance excludes $17.3 million of right-of-use assets which have been reclassified to "Assets of disposal group held for sale." Refer to Note 4 for additional information.
(2) The March 30, 2024 balances exclude $2.7 million and $12.7 million of current lease liabilities and long-term lease liabilities, respectively, which have been reclassified to "Liabilities of disposal group held for sale." Refer to Note 4 for additional information.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Details of operating leases are as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Operating lease expense	$21,531	$20,162	$19,178
Short-term lease expense	7,359	7,798	7,726
Variable lease expense	5,323	5,386	4,886

Cash paid for amounts included in the measurement of operating lease liabilities	22,471	21,480	20,536

Right-of-use assets obtained in exchange for new operating lease liabilities	11,750	28,940	29,210

The weighted-average remaining lease term and weighted-average discount rate for operating leases are as follows:

	March 30, 2024	April 1, 2023
Weighted-average remaining lease term (years)	6.3	6.5
Weighted-average discount rate	4.02%	3.98%

The aggregate future lease payments for operating leases as of March 30, 2024 are as follows (in thousands):

Fiscal Year	Lease Payments (1)
2025	$17,185
2026	15,566
2027	11,945
2028	10,578
2029	5,840
Thereafter	13,335
Total future lease payments	74,449
Less imputed interest	(8,270)
Present value of lease liabilities	$66,179
(1) Excludes future lease payments with a present value of $15.4 million which have been reclassified to "Liabilities of disposal group held for sale" on the Consolidated Balance Sheet. Refer to Note 4 for additional information.

10.    DEBT

The following table summarizes the outstanding debt (in thousands):

	March 30, 2024	April 1, 2023
1.750% senior notes due 2024	$439,738	$500,000
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Finance leases and other	—	1,666
Unamortized premium, discount and issuance costs, net	(1,726)	(3,283)
Total debt	1,988,012	2,048,383
Less current portion of debt	(438,740)	(310)
Total long-term debt	$1,549,272	$2,048,073

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Credit Agreement

On September 29, 2020, the Company and certain of its U.S. subsidiaries (the "Guarantors") entered into a five-year unsecured senior credit facility pursuant to a credit agreement (as amended, restated, modified or otherwise supplemented from time to time, the "2020 Credit Agreement") with Bank of America, N.A., acting as administrative agent and a syndicate of lenders. The 2020 Credit Agreement amended and restated the previous credit agreement dated as of December 5, 2017. The 2020 Credit Agreement included a senior revolving line of credit (the "2020 Revolving Facility") of up to $300.0 million and a senior term loan that was fully repaid in fiscal 2022. The 2020 Revolving Facility was available to finance working capital, capital expenditures and other general corporate purposes.

On April 6, 2022, the Company and the administrative agent entered into an amendment to the 2020 Credit Agreement to replace the London Interbank Offered Rate as a reference rate available for use in the computation of interest under the 2020 Credit Agreement.

On June 23, 2023, the Company entered into a second amendment to the 2020 Credit Agreement. The purpose of this amendment was to amend certain covenants related to the Company’s ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as such terms were defined in the 2020 Credit Agreement. This amendment increased such ratio to 4.00 to 1.00 for the fiscal quarters ended July 1, 2023 and September 30, 2023 and 3.50 to 1.00 for the fiscal quarters ended December 30, 2023 and March 30, 2024.

During fiscal years 2024 and 2023, there were no borrowings under the 2020 Revolving Facility.

The 2020 Credit Agreement contained various conditions, covenants and representations with which the Company had to be in compliance in order to borrow funds and to avoid an event of default. As of March 30, 2024, the Company was in compliance with these covenants.

On April 23, 2024, the Company entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the “2024 Credit Agreement”), which replaced the 2020 Credit Agreement. The 2024 Credit Agreement provides for a $325.0 million senior revolving line of credit (the “2024 Revolving Facility”). Up to $25.0 million of the 2024 Revolving Facility may be used for the issuance of standby letters of credit and up to $10.0 million of the 2024 Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). The Company may request at any time that the 2024 Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The 2024 Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The initial maturity date of the 2024 Revolving Facility is April 23, 2029, which may be extended by up to two years by exercising extension options provided in the 2024 Credit Agreement.

At the Company’s option, loans under the 2024 Credit Agreement will bear interest at (i) the Applicable Rate (as defined in the 2024 Credit Agreement) plus Term SOFR (as defined in the 2024 Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., or (c) Term SOFR plus 1.00% (the “Base Rate”). All swing line loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. Term SOFR is the rate per annum equal to the forward-looking SOFR term rate for interest periods of one, three or six months, as selected by the Company, plus an adjustment of 0.10%. The Applicable Rate will be determined by reference to a pricing grid based on the Consolidated Leverage Ratio (as defined in the 2024 Credit Agreement) or, at the option of the Company, the Debt Rating (as defined in the 2024 Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.750% per annum and will initially be set at 1.250% per annum until the delivery of the Company’s first compliance certificate to the lenders. The Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.750% per annum and will initially be set at 0.250% per annum until the delivery of the Company’s first compliance certificate to the lenders. Undrawn amounts under the 2024 Revolving Facility are subject to a commitment fee ranging from 0.125% to 0.275%. Interest for Term SOFR loans will be payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans will be payable quarterly in arrears. The Company will pay a letter of credit fee equal to the Applicable Rate multiplied by the daily

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the 2024 Credit Agreement.

The 2024 Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and avoid an event of default, including a financial covenant that the Company must maintain a Consolidated Leverage Ratio not to exceed 3.50 to 1.00 as of the end of any fiscal quarter of the Company, provided that in connection with an acquisition in excess of $300.0 million, the Company’s maximum Consolidated Leverage Ratio may increase on two occasions during the term of the 2024 Revolving Facility to 4.00 to 1.00, in each case for four consecutive fiscal quarters, beginning with the fiscal quarter in which such acquisition occurs.

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

In connection with the offering of the 2024 Notes, the Company agreed to provide the holders of the 2024 Notes with an opportunity to exchange the 2024 Notes for registered notes having terms substantially identical to the 2024 Notes. On November 24, 2023, the Company completed the exchange offer, in which substantially all the privately placed 2024 Notes were exchanged for new notes that have been registered under the Securities Act of 1933, as amended (the "Securities Act").

In fiscal 2024, the Company repurchased $60.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market. The Company recognized a net gain on debt extinguishment of $1.8 million, which is included in "Other income, net" in the Consolidated Statement of Operations. The remaining principal amount of the 2024 Notes of $439.7 million is included in "Current portion of long-term debt" in the Consolidated Balance Sheet as of March 30, 2024.

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. Interest paid on the 2024 Notes during fiscal years 2024 and 2023 was $8.6 million and $8.8 million, respectively.

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

At any time prior to October 15, 2024, the Company may redeem all or part of the 2029 Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date and accrued and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
unpaid interest. In addition, at any time prior to October 15, 2024, the Company may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.375%, plus accrued and unpaid interest. Furthermore, at any time on or after October 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at the redemption prices specified in the 2019 Indenture, plus accrued and unpaid interest.

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during each of the fiscal years 2024, 2023 and 2022 was $37.2 million.

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

At any time prior to April 1, 2026, the Company may redeem all or part of the 2031 Notes, at a redemption price equal to 100% of their principal amount, plus a "make whole" premium as of the redemption date and accrued and unpaid interest. In addition, at any time prior to April 1, 2026, the Company may redeem up to 40% of the original aggregate principal amount of the 2031 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 103.375%, plus accrued and unpaid interest. Furthermore, at any time on or after April 1, 2026, the Company may redeem the 2031 Notes, in whole or in part, at the redemption prices specified in the 2020 Indenture, plus accrued and unpaid interest.

The 2031 Notes have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal years 2024, 2023 and 2022 was $11.8 million, $23.6 million and $23.6 million, respectively.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of March 30, 2024 was $426.9 million, $797.6 million and $603.8 million, respectively (compared to the outstanding principal amount of $439.7 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of April 1, 2023 was $464.2 million, $785.9 million and $565.3 million, respectively (compared to the outstanding principal amount of $500.0 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During fiscal 2024, the Company recognized $72.1 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $2.9 million of interest capitalized to property and equipment. During fiscal 2023, the Company recognized $72.3 million of interest expense primarily related to the 2024 Notes, 2029 Notes and the 2031 Notes, which was partially offset by $3.9 million of interest capitalized to property and equipment. During fiscal 2022, the Company recognized $67.0 million of interest expense primarily

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
related to the 2029 Notes and the 2031 Notes, which was partially offset by $3.7 million of interest capitalized to property and equipment.

11.    RETIREMENT BENEFIT PLANS

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

In total, the Company contributed $20.3 million, $18.8 million and $17.6 million to its domestic and foreign defined contribution plans during fiscal years 2024, 2023 and 2022, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million as of March 30, 2024 and April 1, 2023 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $9.6 million and $9.4 million as of March 30, 2024 and April 1, 2023, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgment including assumptions based on local economic conditions. The net periodic benefit cost was approximately $0.5 million for fiscal years 2024 and 2023 and $0.6 million for fiscal 2022.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $52.3 million and $40.7 million as of March 30, 2024 and April 1, 2023, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $2.3 million and $1.6 million as of March 30, 2024 and April 1, 2023, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $50.0 million and $39.1 million as of March 30, 2024 and April 1, 2023, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets. Fluctuations in the market value of the investments held in the rabbi trust result in the recognition of an investment gain or loss and deferred compensation expense or income. The change in the market value of the assets and the corresponding deferred compensation expense are recognized in “Other income, net” and “Other operating expenses,” respectively, in the Consolidated Statements of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12.    COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

As of March 30, 2024, the Company's purchase obligations (including capital commitments) totaled approximately $527.4 million, of which approximately $487.1 million is expected to be paid during fiscal 2025. In subsequent years, the Company expects to pay approximately $24.2 million, $11.7 million and $4.4 million related to these purchase obligations during fiscal years 2026, 2027 and 2028, respectively. Noncancelable purchase obligations represent payments due related to the purchase of materials, manufacturing services and property and equipment, a majority of which are not recorded as liabilities in the Consolidated Balance Sheet because the Company has not received the related goods or services as of March 30, 2024.

In fiscal 2022, the Company entered into a long-term capacity reservation agreement with a foundry supplier to purchase a certain number of wafers through calendar year 2025. During fiscal 2023, the agreement was amended to extend the term through calendar year 2026, and the Company recorded total charges of $181.0 million to "Cost of goods sold" based on the actual and estimated purchase shortfalls. During fiscal 2024, the agreement was terminated effective December 31, 2023, and the Company is no longer obligated to order silicon wafers from the foundry supplier. Total charges of $38.4 million were recorded to "Cost of goods sold" in the fiscal 2024 Consolidated Statement of Operations, primarily due to a contract termination fee.

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

13.    RESTRUCTURING

In the third quarter of fiscal 2024 the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China. The sale of these operations (the "2024 Restructuring Initiative") was completed on May 2, 2024 and will further enhance the Company's operational efficiencies and reduce capital intensity (refer to Note 4 for additional information). During fiscal 2025, the Company expects to incur additional charges associated with the 2024 Restructuring Initiative of approximately $5.0 million to $10.0 million, primarily related to employee termination benefits and legal and consulting fees.

The following table summarizes fiscal 2024 charges resulting from the 2024 Restructuring Initiatives (in thousands):

	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$7,213	$7,213
Asset impairment costs (1)	1,213	35,733	36,946
One-time employee termination benefits	—	8,887	8,887
Total	$1,213	$51,833	$53,046
(1) Refer to Note 4 for additional information.

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives. These initiatives (the "2023 Restructuring Initiatives") included seeking strategic alternatives related to its non-core biotechnology business. In fiscal 2024, the Company recognized a gain

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
on the sale of its non-core biotechnology business, which is recorded in "Other operating expense" in the Consolidated Statement of Operations.

As of March 30, 2024, the Company has incurred cumulative charges of $163.9 million related to the 2023 Restructuring Initiatives. The 2023 Restructuring Initiatives have been completed and the Company does not expect to incur additional charges.

The following tables summarize, by fiscal year, the charges resulting from the 2023 Restructuring Initiatives (in thousands):

			Fiscal 2024
		Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs		$19,028	$4,244	$23,272
Asset impairment costs		2,159	9,307	11,466
One-time employee termination benefits		—	2,681	2,681
Total		$21,187	$16,232	$37,419

	Fiscal 2023
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$3,600	$—	$19,183	$22,783
Asset impairment costs (1)	43,004	12,411	45,422	100,837
One-time employee termination benefits	—	—	2,885	2,885
Total	$46,604	$12,411	$67,490	$126,505
(1) Refer to Note 7 for additional information.

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

The following table summarizes the activity related to the Company's restructuring liabilities for fiscal years 2023 and 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance, April 2, 2022	$—	$—	$—
Costs incurred and charged to expense	2,885	22,783	25,668
Cash payments	(2,885)	(17,535)	(20,420)
Accrued restructuring balance, April 1, 2023	$—	$5,248	$5,248
Costs incurred and charged to expense	11,568	32,785	44,353
Cash payments	(3,789)	(22,344)	(26,133)
Accrued restructuring balance, March 30, 2024	$7,779	$15,689	$23,468

The accrued restructuring balances as of March 30, 2024 represent estimated future cash payments required to satisfy the Company's remaining obligations, which are expected to be paid in the next twelve months.

In fiscal 2024, in connection with a prior restructuring initiative, the Company incurred immaterial legal fees, recorded to “Other operating expense.”

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2024	2023	2022
United States	$(281,790)	$(466,070)	$69,938
Foreign	355,350	590,699	1,111,146
Total	$73,560	$124,629	$1,181,084

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Current tax expense:
Federal	$(36,155)	$(21,704)	$(16,886)
State	(232)	(488)	(274)
Foreign	(88,090)	(65,430)	(98,696)
	(124,477)	(87,622)	(115,856)
Deferred tax (expense) benefit:
Federal	(6,532)	60,351	(18,398)
State	1,090	2,371	(2,762)
Foreign	(13,963)	3,423	(10,715)
	(19,405)	66,145	(31,875)
Total	$(143,882)	$(21,477)	$(147,731)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income for fiscal years 2024, 2023 and 2022 is as follows (dollars in thousands):

	Fiscal Year
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(15,448)	21.0%	$(26,172)	21.0%	$(248,028)	21.0%
(Increase) decrease resulting from:
State (expense) benefit, net of federal impact	(1,028)	1.4	2,259	(1.8)	(1,888)	0.2
Tax credits	67,726	(92.1)	97,809	(78.5)	118,877	(10.1)
Effect of changes in income tax rate applied to net deferred tax assets (1)	(150)	0.2	(950)	0.8	(25,679)	2.2
Foreign tax rate difference	46,102	(62.7)	73,491	(59.0)	148,932	(12.6)
Foreign permanent differences and related items	(5,540)	7.5	(10,852)	8.7	786	(0.1)
Change in valuation allowance	(7,537)	10.2	385	(0.3)	231	(0.1)
Expiration of state and foreign attributes	(1,947)	2.6	(1,962)	1.6	(3,048)	0.3
Stock-based compensation	(10,696)	14.5	(9,036)	7.2	11,148	(0.9)
Tax reserve adjustments	(8,451)	11.5	(9,437)	7.6	(3,262)	0.3
U.S. tax on foreign earnings, including GILTI & FDII (2) (3)	(129,692)	176.4	(128,708)	103.3	(130,874)	11.1
Tax on unremitted foreign earnings	(3,283)	4.5	(402)	0.3	(1,033)	0.1
2024 Restructuring Initiative related adjustments	(42,715)	58.1	—	—	—	—
Impairments and acquisition related adjustments	(31,717)	43.2	(5,695)	4.5	(12,198)	1.0
Other income tax benefit (expense)	494	(0.7)	(2,207)	1.8	(1,695)	0.1
	$(143,882)	195.6%	$(21,477)	17.2%	$(147,731)	12.5%
(1) In fiscal 2022, the Company negotiated an extension to its tax holiday in Singapore, resulting in the revaluation of its deferred tax assets. As a result, the Company recognized an income tax expense of $26.4 million due to the reduced tax rate.
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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	March 30, 2024	April 1, 2023
Deferred income tax assets:
Capitalized research and development expenses	$60,875	$13,794
Research and other tax credits	54,681	57,048
Employee benefits	28,225	30,309
Net operating loss carryforwards	25,563	22,189
Inventories	16,290	24,374
Lease liabilities	14,395	18,768
Deferred revenue	153	14,475
Prepaid expenses	9	17,360
Other	12,736	15,898
Total deferred income tax assets	212,927	214,215
Valuation allowance	(43,636)	(35,896)
Total deferred income tax assets, net of valuation allowance	$169,291	$178,319

Deferred income tax liabilities:
Intangible assets	$(71,912)	$(69,050)
Property and equipment	(48,139)	(39,806)
Accrued tax on unremitted foreign earnings	(40,912)	(25,948)
Right-of-use assets	(13,301)	(17,457)
Other	(3,834)	(2,645)
Total deferred income tax liabilities	(178,098)	(154,906)
Net deferred income tax (liability) asset	$(8,807)	$23,413

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$25,400	$38,060
Other long-term liabilities	(34,207)	(14,647)
Net deferred income tax (liability) asset	$(8,807)	$23,413

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of March 30, 2024 and April 1, 2023. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets will not be realized.

The valuation allowance against deferred tax assets increased in fiscal 2024 by $7.7 million and decreased in fiscal years 2023 and 2022 by $0.4 million and $0.2 million, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The components of the change in valuation allowances and ending balances are as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Beginning valuation allowance	$35,896	$36,281	$36,512
Domestic net operating losses and credits	(3,164)	583	1,339
Foreign net operating losses and other deferred tax assets	10,904	(968)	(1,570)
Ending valuation allowance	$43,636	$35,896	$36,281

Components of ending valuation allowance:
Domestic deferred tax assets	$32,406	$35,570	$34,987
Foreign deferred tax assets	11,230	326	1,294
Valuation allowance	$43,636	$35,896	$36,281

As of March 30, 2024, the Company had federal tax loss carryforwards of approximately $37.3 million, some of which expire in fiscal years 2025 to 2038, and state tax loss carryforwards of approximately $127.0 million that expire in fiscal years 2025 to 2044. Federal research credits of $89.5 million expire in fiscal years 2039 to 2044 and federal foreign tax credits of $8.9 million expire in fiscal 2034. A portion of the Company's state research credits of $70.0 million expire in fiscal years 2025 to 2039, while the remainder carry forward indefinitely. The Company had foreign tax loss carryforwards of $101.0 million, some of which expire in fiscal years 2025 to 2034. Each tax loss carryforward and tax credit expire only if unused prior to their respective expiration date. The utilization of acquired domestic tax assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state income tax provisions.

The Company currently operates in numerous international jurisdictions, which expose the Company to taxation in various regions. The Company continually evaluates its global cash needs and has historically asserted that some of its unremitted earnings were permanently reinvested. During the third quarter of fiscal 2024, the Company entered into a definitive agreement to divest its assembly and test operations in China (refer to Note 4 for additional information), and it was determined the Company could no longer support its permanent reinvestment assertion on related, unremitted earnings. As a result, the Company is not permanently reinvested on earnings of its foreign subsidiaries which have been subject to U.S. federal taxation and has recognized a corresponding deferred tax liability for the estimated tax that would be incurred upon repatriation.

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in December 2027 and December 2031, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Relative to the statutory tax rate, income tax expense decreased by $57.2 million (an impact of approximately $0.59 per basic and diluted share) in fiscal 2024 and $65.5 million (an impact of approximately $0.64 per basic and diluted share) in fiscal 2023 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $158.9 million, $152.3 million and $144.1 million as of March 30, 2024, April 1, 2023 and April 2, 2022, respectively. Of these amounts, $152.6 million, $145.9 million and $137.5 million as of March 30, 2024, April 1, 2023 and April 2, 2022, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $152.3 million as of April 1, 2023 to $158.9 million as of March 30, 2024, primarily due to current year tax positions, positions related to business combinations recognized as part of the purchase accounting and the effect of adjustments to prior year positions.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A summary of the changes in the amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Beginning balance	$152,331	$144,055	$134,068
Additions based on positions related to current year	5,298	9,718	11,826
Additions for tax positions in prior years	4,122	2,467	3,049
Reductions for tax positions in prior years	(2,416)	(363)	(1,669)
Expiration of statute of limitations	(436)	(3,546)	(3,219)
Ending balance	$158,899	$152,331	$144,055

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2024, 2023 and 2022, the Company recognized $3.5 million, $0.9 million and $(5.1) million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $5.3 million, $1.9 million and $1.0 million as of March 30, 2024, April 1, 2023 and April 2, 2022, respectively.

The unrecognized tax benefits of $158.9 million and accrued interest and penalties of $5.3 million at the end of fiscal 2024 are recorded on the Consolidated Balance Sheet as a $43.9 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company believes it is reasonably possible that $24.9 million of gross unrecognized tax benefits will be reduced within the next 12 months.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company’s fiscal 2017 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

15.    NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Fiscal Year
	2024	2023	2022
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(70,322)	$103,152	$1,033,353
Denominator:
Denominator for basic net (loss) income per share — weighted-average shares	97,557	102,206	110,196
Effect of dilutive securities:
Stock-based awards	—	813	1,350
Denominator for diluted net (loss) income per share — adjusted weighted-average shares and assumed conversions	97,557	103,019	111,546
Basic net (loss) income per share	$(0.72)	$1.01	$9.38
Diluted net (loss) income per share	$(0.72)	$1.00	$9.26

In the computation of net loss per share for fiscal 2024, approximately 1.5 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal 2023, approximately 0.8 million shares of outstanding stock-based awards

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of diluted net income per share for fiscal 2022 because the effect of their inclusion would have been anti-dilutive.

16.    STOCK-BASED COMPENSATION

Summary of Stock Plans

2009 and 2012 Incentive Plans – TriQuint Semiconductor, Inc.
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

2012 Stock Incentive Plan – Qorvo, Inc.
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

2013 Incentive Plan – Qorvo, Inc.
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

2022 Stock Incentive Plan – Qorvo, Inc.
The Company currently grants equity-based awards to eligible employees, directors and independent contractors under the 2022 Stock Incentive Plan (the "2022 Plan"), which was approved by the Company's stockholders on August 9, 2022. Under the 2022 Plan, the Company is permitted to grant awards, such as restricted stock units, restricted stock awards, performance shares, performance units, stock options, stock appreciation rights and phantom stock awards, to eligible participants. The maximum number of shares issuable under the 2022 Plan may not exceed 4.5 million shares (subject to adjustment for anti-dilution purposes). The aggregate number of shares subject to performance-based restricted stock units earned in fiscal 2024 under the 2022 Plan was 0.2 million shares. As of March 30, 2024, approximately 3.1 million shares were available for issuance under the 2022 Plan.

Employee Stock Purchase Plan – Qorvo, Inc.
Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan (the "ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. As of March 30, 2024, 2.2 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.5 million shares under the ESPP in fiscal 2024 and 0.3 million shares in fiscal years 2023 and 2022.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
For fiscal years 2024, 2023 and 2022, the primary stock-based awards and their general terms and conditions are as follows:

Restricted stock units granted by the Company in fiscal years 2024, 2023 and 2022 are either service-based or performance and service-based. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated business objectives during the fiscal year and, if earned, generally vest one-half when earned and the balance over each of the following two years. Restricted stock units granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2024, each non-employee director was eligible to receive an annual grant of restricted stock units.

The restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2024, stock-based compensation of $34.7 million was recognized upon the grant of 0.4 million restricted share units to certain officers of the Company.

Stock-Based Compensation

Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model for stock options (Black-Scholes) and market price for restricted stock units and is recognized as expense over the employee's requisite service period. ASC 718 covers a wide range of stock-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $120.8 million, $105.6 million and $83.5 million, for fiscal years 2024, 2023 and 2022, respectively, net of expense capitalized into inventory.

A summary of activity with respect to stock options under the Company’s director and employee stock plans follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 1, 2023	69	$20.95
Granted	—	—
Exercised	(66)	$20.13
Canceled	(2)	$15.47
Forfeited	—	—
Outstanding as of March 30, 2024	1	$67.84	0.83	$65
Vested and expected to vest as of March 30, 2024	1	$67.84	0.83	$65
Options exercisable as of March 30, 2024	1	$67.84	0.83	$65

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $114.83 as of March 28, 2024 (the last Nasdaq trading day prior to the end of fiscal 2024), that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. As of March 30, 2024, there was no remaining unearned compensation cost related to unvested option awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the historical volatility, dividend yield, term and risk-free interest rate. There were no options granted during fiscal years 2024, 2023 and 2022.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The total intrinsic value of options exercised during fiscal years 2024, 2023 and 2022 was $5.1 million, $16.5 million and $27.1 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $36.4 million for fiscal 2024 and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for both stock options and restricted stock units.

A summary of activity with respect to restricted stock units ("RSUs") under the Company’s director and employee stock plans follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested balance as of April 1, 2023	1,832	$118.38
Granted	1,340	102.14
Vested	(830)	112.19
Forfeited	(118)	115.85
Unvested balance as of March 30, 2024	2,224	$111.32

As of March 30, 2024, total remaining unearned compensation cost related to unvested restricted stock units was $159.4 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

The total intrinsic value of restricted stock units that vested during fiscal years 2024, 2023 and 2022 was $85.8 million, $74.1 million and $163.6 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date. The Company settles restricted stock units with newly issued shares of the Company's common stock.

17.    STOCKHOLDERS’ EQUITY

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

During fiscal years 2024, 2023 and 2022, the Company repurchased approximately 4.0 million shares, 8.7 million shares and 7.3 million shares of its common stock, respectively, for approximately $403.0 million, $862.2 million and $1,152.3 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of March 30, 2024, approximately $1,305.0 million remains authorized for repurchases under the current share repurchase program.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Common Stock Reserved For Future Issuance

As of March 30, 2024, the Company had reserved a total of approximately 7.5 million of its authorized 405.0 million shares of common stock for possible future issuance as follows (in thousands):

Company stock incentive plans	3,088
Employee stock purchase plan	2,160
Unvested restricted stock units	2,224
Total shares reserved	7,472

18.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's three operating and reportable segments are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. The Company’s manufacturing facilities service and provide benefit to all three operating segments and the operating costs of the facilities are reflected in the cost of goods sold of each operating segment. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information.

HPA is a leading global supplier of RF, analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated technologies and products to support multiyear growth trends, including electrification, renewable energy, the increasing semiconductor spend in defense and aerospace and 5G and 6G network infrastructure.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things and MEMS-based sensors. CSG’s markets include home and consumer electronics, industrial automation, automotive, smartphones, wearables, and industrial and enterprise access points.
ACG is a leading global supplier of cellular RF solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance cellular products to the world's leading smartphone and consumer electronics companies.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill impairment, charges associated with a long-term capacity reservation agreement, gain or loss on disposal of business and assets and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the "All other" category, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Fiscal Year
	2024	2023	2022
Revenue:
HPA	$572,953	$727,187	$707,395
CSG	434,537	474,364	703,881
ACG	2,762,016	2,367,848	3,234,438
Total revenue	$3,769,506	$3,569,399	$4,645,714
Operating income (loss):
HPA	$82,501	$198,820	$210,441
CSG	(88,649)	(72,080)	107,814
ACG	727,906	627,708	1,233,388
All other	(630,057)	(571,280)	(325,574)
Operating income	91,701	183,168	1,226,069
Interest expense	(69,245)	(68,463)	(63,326)
Other income, net	51,104	9,924	18,341
Income before income taxes	$73,560	$124,629	$1,181,084

	Fiscal Year
	2024	2023	2022
Reconciliation of "All other" category:
Stock-based compensation expense	$(120,834)	$(105,580)	$(83,507)
Amortization of intangible assets	(121,809)	(132,126)	(150,128)
Restructuring-related charges (1)	(92,764)	(114,094)	(2,121)
Acquisition and integration-related costs	(11,172)	(23,311)	(27,964)
Goodwill impairment (2)	(221,414)	(12,411)	(48,000)
Charges associated with a long-term capacity reservation agreement (3)	(38,419)	(181,000)	—
Other	(23,645)	(2,758)	(13,854)
Loss from operations for "All other"	$(630,057)	$(571,280)	$(325,574)
(1) Refer to Note 13 for additional information.
(2) Refer to Note 7 for additional information.
(3) Refer to Note 12 for additional information.

The consolidated financial statements include revenue to customers by geographic region (based on the location of the customers' headquarters) that are summarized as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Revenue:
United States	$2,175,937	$1,817,960	$1,928,403
China	726,810	741,405	1,499,212
Other Asia	517,683	498,966	620,620
Taiwan	260,839	308,642	345,869
Europe	88,237	202,426	251,610
Total revenue	$3,769,506	$3,569,399	$4,645,714

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 30, 2024	April 1, 2023
Long-lived tangible assets:
United States	$795,466	$929,446
China (1)	18,563	169,215
Other countries	56,953	51,145
(1) Fiscal 2024 excludes $133.4 million of property and equipment, net which has been reclassified to "Assets of disposal group held for sale." Refer to Note 4 for additional information.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2024 expressed an unqualified opinion thereon.

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

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $710.6 million as of March 30, 2024, representing approximately 10.8% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, and finished goods each reporting period. Obsolete inventory or inventory in excess of management’s estimated demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

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
Charlotte, North Carolina
May 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes and our report dated May 20, 2024 expressed an unqualified opinion thereon.

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
Charlotte, North Carolina
May 20, 2024

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

Management assessed the effectiveness of our internal control over financial reporting as of March 30, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 30, 2024, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 30, 2024, which is included in this Annual Report on Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal 2024. None of our directors or Section 16 officers took actions with respect to a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K, during the fourth quarter of fiscal 2024.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Robert A. Bruggeworth President and Chief Executive Officer and Director	Adoption	2/5/2024	12/31/2024	106,714
Steven E. Creviston Senior Vice President and President of Connectivity & Sensors	Adoption	2/5/2024	4/2/2025	30,000
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions "Committees and Meetings," "Corporate Governance," "Executive Officers," "Procedures for Director Nominations," and "Proposal 1 - Election of Directors," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Compensation of Executive Officers," "Compensation of Directors," "CEO Pay Ratio Disclosure," "Pay Versus Performance," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions "Proposal 3 - Ratification of Appointment of Qorvo's Independent Registered Public Accounting Firm" and "Corporate Governance," and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements

i.    Consolidated Balance Sheets as of March 30, 2024 and April 1, 2023.

ii.    Consolidated Statements of Operations for fiscal years 2024, 2023 and 2022.

iii.    Consolidated Statements of Comprehensive (Loss) Income for fiscal years 2024, 2023 and 2022.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2024, 2023 and 2022.

v.    Consolidated Statements of Cash Flows for fiscal years 2024, 2023 and 2022.

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
4.2
Indenture, dated as of September 30, 2019, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2019)

4.3
Supplemental Indenture, dated as of December 20, 2019, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

4.4
Second Supplemental Indenture, dated as of June 11, 2020, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020)

4.5
Indenture, dated as of September 29, 2020, among Qorvo, Inc., the Guarantors and Computershare Trust Company, N.A., as Successor Trustee to MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020)

4.6
Indenture, dated as of December 14, 2021, among Qorvo, Inc., the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2023)
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

10.5
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

10.7	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)*
10.8	Qorvo, Inc. Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2015)*
10.9
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.10
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.11
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))*

10.12
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.13
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.14
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

10.16	Qorvo, Inc. Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*
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

10.23
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.24	Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through February 14, 2024)*
10.25
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.26
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.27
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.28
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.29
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)*

10.30
2021 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 24, 2021)*

10.31	Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 10, 2022)*
10.32
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.33
Form of Restricted Stock Unit Agreement (Director Annual/Supplemental RSUs) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.34
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.35
Credit Agreement, dated as of April 23, 2024, by and among Qorvo, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and co-syndication agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024).

19	Qorvo, Inc. Securities Trading Policy
21	Subsidiaries of Qorvo, Inc.
22	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Grant A. Brown, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Qorvo, Inc. Compensation Recoupment Policy
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended March 30, 2024, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 20, 2024	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2024.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Grant A. Brown	Name:	Grant A. Brown
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Chairman of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David H. Y. Ho	Name:	David H. Y. Ho
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Ralph G. Quinsey	Name:	Ralph G. Quinsey
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director