Form 10-Q
period 2024-06-29
Qorvo, Inc.
filed 2024-07-31
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024
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

As of July 24, 2024, there were 94,861,346 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 29, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,082,415	$1,029,258
Accounts receivable, net of allowance of $378 and $313 as of June 29, 2024 and March 30, 2024, respectively	424,601	412,960
Inventories	726,558	710,555
Prepaid expenses	30,218	40,563
Other receivables	15,356	14,427
Other current assets	99,046	78,993
Assets of disposal group held for sale	—	159,278
Total current assets	2,378,194	2,446,034
Property and equipment, net of accumulated depreciation of $1,735,376 and $1,683,592 as of June 29, 2024 and March 30, 2024, respectively	866,836	870,982
Goodwill	2,533,457	2,534,601
Intangible assets, net	473,589	509,383
Long-term investments	25,716	23,252
Other non-current assets	169,507	170,383
Total assets	$6,447,299	$6,554,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,381	$252,993
Accrued liabilities	300,027	336,767
Current portion of long-term debt	411,853	438,740
Other current liabilities	200,283	113,215
Liabilities of disposal group held for sale	—	88,372
Total current liabilities	1,216,544	1,230,087
Long-term debt	1,549,257	1,549,272
Other long-term liabilities	195,243	218,904
Total liabilities	2,961,044	2,998,263
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 94,962 and 95,798 shares issued and outstanding at June 29, 2024 and March 30, 2024, respectively	3,581,468	3,651,067
Accumulated other comprehensive loss	(6,029)	(5,097)
Accumulated deficit	(89,184)	(89,598)
Total stockholders’ equity	3,486,255	3,556,372
Total liabilities and stockholders’ equity	$6,447,299	$6,554,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Revenue	$886,671	$651,164
Cost of goods sold	554,367	422,094
Gross profit	332,304	229,070

Operating expenses:
Research and development	187,602	163,090
Selling, general and administrative	114,923	105,423
Other operating expense	25,173	8,693
Total operating expenses	327,698	277,206
Operating income (loss)	4,606	(48,136)

Interest expense	(17,094)	(17,261)
Other income, net	11,765	13,716
Loss before income taxes	(723)	(51,681)

Income tax benefit	1,137	8,101
Net income (loss)	$414	$(43,580)

Net income (loss) per share:
Basic	$0.00	$(0.44)
Diluted	$0.00	$(0.44)

Weighted-average shares of common stock outstanding:
Basic	95,467	98,509
Diluted	96,510	98,509
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net income (loss)	$414	$(43,580)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(932)	(859)
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	—	(3)
Other comprehensive loss	(932)	(862)
Total comprehensive loss	$(518)	$(44,442)

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	414	414
Other comprehensive loss	—	—	(932)	—	(932)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	137	(7,265)	—	—	(7,265)
Issuance of common stock in connection with employee stock purchase plan	266	19,787	—	—	19,787
Repurchase of common stock, including transaction costs and excise tax	(1,239)	(125,725)	—	—	(125,725)
Stock-based compensation	—	43,604	—	—	43,604
Balance, June 29, 2024	94,962	$3,581,468	$(6,029)	$(89,184)	$3,486,255

Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(43,580)	(43,580)
Other comprehensive loss	—	—	(862)	—	(862)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	170	(4,422)	—	—	(4,422)
Issuance of common stock in connection with employee stock purchase plan	262	19,180	—	—	19,180
Repurchase of common stock, including transaction costs and excise tax	(1,033)	(59,697)	—	(40,915)	(100,612)
Stock-based compensation	—	39,725	—	—	39,725
Balance, July 1, 2023	98,048	$3,816,260	$(4,037)	$—	$3,812,223
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income (loss)	$414	$(43,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,279	50,033
Intangible assets amortization	34,871	30,979
Deferred income taxes	(25,604)	(18,295)
Stock-based compensation expense	42,366	38,445
Other, net	15,690	3,567
Changes in operating assets and liabilities:
Accounts receivable, net	(11,637)	(3,349)
Inventories	(14,362)	(121,682)
Prepaid expenses and other assets	(2,798)	(756)
Accounts payable and accrued liabilities	19,897	146,278
Income taxes payable and receivable	(22,588)	(6,800)
Other liabilities	3,557	(29,951)
Net cash provided by operating activities	81,085	44,889
Cash flows from investing activities:
Purchase of property and equipment	(38,232)	(39,469)
Proceeds from sales of property and equipment	117	41,707
Proceeds from sale of business	55,576	—
Other investing activities	(34,646)	(6,181)
Net cash used in investing activities	(17,185)	(3,943)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(124,928)	(100,015)
Proceeds from the issuance of common stock	9,511	10,006
Tax withholding paid on behalf of employees for restricted stock units	(7,265)	(5,354)
Repurchase of debt	(26,661)	—
Proceeds from sale of inventory subject to repurchase	127,024	—
Other financing activities	(7,206)	(9,822)
Net cash used in financing activities	(29,525)	(105,185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,218)	(276)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,157	(64,515)
Cash, cash equivalents and restricted cash at the beginning of the period	1,049,258	808,943
Cash, cash equivalents and restricted cash at the end of the period	$1,082,415	$744,428

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$58,917	$25,123
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates under three segments, High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

Certain prior period amounts have been reclassified to conform to the fiscal 2025 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Each fiscal year, the first quarter ends on the Saturday closest to June 30, the second quarter ends on the Saturday closest to September 30 and the third quarter ends on the Saturday closest to December 31. Fiscal years 2025 and 2024 are 52-week years.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires enhanced disclosures related to significant segment expenses. The Company will adopt ASU 2023-07 for its fiscal 2025 annual report and for interim periods beginning in fiscal 2026 on a retrospective basis. The Company is currently evaluating the effect this new standard will have on its disclosures.

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	June 29, 2024	March 30, 2024
Raw materials	$209,573	$201,748
Work in process	354,461	347,175
Finished goods	162,524	161,632
Total inventories	$726,558	$710,555

4. BUSINESS DIVESTITURE

On December 16, 2023, the Company entered into a definitive agreement (the "Purchase Agreement") with Luxshare Precision Industry Co., Ltd. ("Luxshare") to divest its assembly and test operations in Beijing and Dezhou, China (the "Disposal Group") for preliminary cash proceeds of approximately $240.0 million (for the cash on hand of the disposed business, the assets and liabilities of the Disposal Group and inventory). In the fourth quarter of fiscal 2024, regulatory approvals were received, and the Disposal Group met the criteria to be classified as held for sale in accordance with Accounting Standards Codification 360, "Property, Plant and Equipment" ("ASC 360"). In accordance with ASC 805, "Business Combinations," the Disposal Group constituted a business, and therefore, the Company allocated $22.0 million of goodwill from three of its reporting units to assets held for sale based on a relative fair value basis. These reporting units were evaluated for impairment subsequent to the allocation of goodwill to the Disposal Group and it was determined that the fair value of all reporting units was in excess of their carrying amounts. Additionally, in accordance with ASC 360, the Disposal Group was measured at the lower of carrying

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

value or fair value less costs to sell. As the carrying value of the Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million was recognized for the year ended March 30, 2024, which was recorded in "Other operating expense" in the Consolidated Statement of Operations. The divestiture of the Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."

The Company completed the sale of its assembly and test operations in China on May 2, 2024 for cash proceeds of approximately $232.0 million, resulting in an incremental loss of $8.0 million (which included an additional goodwill write-off of $1.0 million) recorded in "Other operating expense" in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2024. The consideration received was for the cash on hand of the disposed business of $29.0 million, the assets and liabilities of the Disposal Group of $76.0 million and inventory of $127.0 million. The inventory amount relates to inventory that the Company sold to Luxshare and is obligated to repurchase at a future date subsequent to the performance of assembly and test services by Luxshare pursuant to a supply agreement. While legal title to the inventory resides with Luxshare, in accordance with ASC 606 "Revenue from Contracts with Customers," the Company will continue to recognize the inventory on its balance sheet and has recorded a financial liability (which is included in "Other current liabilities") equal to the cash received by the Company attributable to the inventory subject to repurchase.

The cash received from the sale of the assets and liabilities of the Disposal Group of $76.0 million is included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows for the three months ended June 29, 2024, net of a $20.0 million deposit received in fiscal 2024 upon execution of the Purchase Agreement (which was included in “Other investing activities” in the fiscal 2024 Consolidated Statement of Cash Flows). The cash received for the inventory subject to repurchase by the Company is included in cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows for the three months ended June 29, 2024.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of March 30, 2024 (1)	$517,542	$300,299	$1,716,760	$2,534,601
Goodwill written off related to sale of business (2)	—	(200)	(800)	(1,000)
Anokiwave, Inc. measurement period adjustments	(144)	—	—	(144)
Balance as of June 29, 2024 (1)	$517,398	$300,099	$1,715,960	$2,533,457
(1) The Company’s goodwill balance is presented net of accumulated impairment losses totaling $903.4 million as of both June 29, 2024 and March 30, 2024, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023 and 2024.
(2) Refer to Note 4 for additional information.

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	June 29, 2024		March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$824,051	$432,049	$903,089	$484,347
Customer relationships	100,040	72,588	100,040	67,999
Technology licenses	54,669	10,726	54,869	6,525
Trade names	700	87	1,610	939
In-process research and development	9,579	N/A	9,585	N/A
Total (1)	$989,039	$515,450	$1,069,193	$559,810
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

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments and are considered Level 1 in the fair value hierarchy. The fair value of the mutual funds as of June 29, 2024 and March 30, 2024 was $55.5 million and $52.3 million, respectively.

7. DEBT

The following table summarizes the outstanding debt (in thousands):

	June 29, 2024	March 30, 2024
1.750% senior notes due 2024	$412,463	$439,738
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium, discount and issuance costs, net	(1,353)	(1,726)
Total debt	1,961,110	1,988,012
Less current portion of debt	(411,853)	(438,740)
Total long-term debt	$1,549,257	$1,549,272
Credit Agreement

On April 23, 2024, the Company entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the "Credit Agreement"), which replaced the previous credit agreement dated as of September 29, 2020. The Credit Agreement provides for a $325.0 million senior revolving line of credit (the "Revolving Facility"). Up to $25.0 million of the Revolving Facility may be used for the issuance of standby letters of credit and up to $10.0 million of the Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). The Company may request at any time that the Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The initial maturity date of the Revolving Facility is April 23, 2029, which may be extended by up to two years by exercising extension options provided in the Credit Agreement.

At the Company’s option, loans under the Credit Agreement bear interest at (i) the Applicable Rate (as defined in the Credit Agreement) plus Term SOFR (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., or (c) Term SOFR plus 1.00% (the “Base Rate”). All swing line loans bear interest at a rate equal to the Applicable Rate plus the Base Rate. Term SOFR is the rate per annum equal to the forward-looking SOFR term rate for interest periods of one, three or six months, as selected by the Company, plus an adjustment of 0.10%. The Applicable Rate is determined by reference to a pricing grid based on the Consolidated Leverage Ratio (as defined in the Credit Agreement) or, at the option of the Company, the Debt Rating (as defined in the Credit Agreement). The Applicable Rate for Term SOFR loans ranges from 1.000% per annum to 1.750% per annum and the Applicable Rate for Base Rate loans ranges from 0.000% per annum to 0.750% per annum. Undrawn amounts under the Revolving Facility are subject to a commitment fee ranging from 0.125% to 0.275%. Interest for Term SOFR loans is payable at the end of each applicable interest period or at three-month intervals, if such interest period exceeds three months. Interest for Base Rate loans is payable quarterly in arrears. The Company pays a letter of credit fee equal to the Applicable Rate multiplied by the daily amount available to be drawn under any letter of credit, a fronting fee and any customary documentary and processing charges for any letter of credit issued under the Credit Agreement.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three months ended June 29, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and avoid an event of default. As of June 29, 2024, the Company was in compliance with these covenants.

Senior Notes due 2024

On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the "2024 Notes"). The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors").

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

In fiscal 2024, the Company repurchased $60.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market. In the first quarter of fiscal 2025, the Company repurchased $27.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market, and the Company recognized a net gain on debt extinguishment of $0.6 million, which is included in "Other income, net" in the Condensed Consolidated Statement of Operations. The remaining principal amount of the 2024 Notes of $412.5 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of June 29, 2024.

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid interest of $3.6 million and $4.4 million on the 2024 Notes during the three months ended June 29, 2024 and July 1, 2023, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during both the three months ended June 29, 2024 and July 1, 2023.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during the three months ended June 29, 2024. The Company paid no interest on the 2031 Notes during the three months ended July 1, 2023.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of June 29, 2024 was $404.2 million, $803.8 million and $601.1 million, respectively (compared to the outstanding principal amount of $412.5 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of March 30, 2024 was $426.9 million, $797.6 million and $603.8 million, respectively (compared to the outstanding principal amount of $439.7 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three months ended June 29, 2024, the Company recognized $17.7 million of interest expense, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.6 million. During the three months ended July 1, 2023, the Company recognized $18.2 million of interest expense, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million.

8. STOCK REPURCHASES

On November 2, 2022, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

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

During the three months ended June 29, 2024, the Company repurchased approximately 1.2 million shares of its common stock for approximately $125.7 million (including transaction costs and excise tax) and approximately $1,180.1 million remains authorized for repurchases under its share repurchase program as of June 29, 2024.

During the three months ended July 1, 2023, the Company repurchased approximately 1.0 million shares of its common stock for approximately $100.6 million (including transaction costs and excise tax) under its share repurchase program.

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

10. REVENUE

Revenue to customers by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
United States	$447,456	$315,283
China	196,434	150,806
Other Asia	132,036	91,334
Taiwan	92,554	65,856
Europe	18,191	27,885
Total revenue	$886,671	$651,164

The Company also disaggregates revenue by operating segments (refer to Note 12).

11. RESTRUCTURING

In the third quarter of fiscal 2024 the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China. The sale of these operations (the "2024 Restructuring Initiative") was completed in the first quarter of fiscal 2025 (refer to Note 4 for additional information).

The following table summarizes charges resulting from the 2024 Restructuring Initiative (in thousands) during the three months ended June 29, 2024:

Other Operating Expense
Contract termination and other costs	$3,352
Asset impairment costs	8,076
One-time employee termination benefits	5,326
Total	$16,754

As of June 29, 2024, the Company has recorded cumulative expenses of approximately $10.6 million, $45.0 million and $14.2 million for contract termination and other costs, asset impairment costs, and one-time employee termination benefits,

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

respectively, as a result of the 2024 Restructuring Initiative. The Company does not expect to incur material additional charges related to the 2024 Restructuring Initiative.

The following table summarizes the liability activity related to the 2024 Restructuring Initiative for the three months ended June 29, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$7,432	$4,080	$11,512
Costs incurred and charged to expense	5,326	3,352	8,678
Cash payments	(12,512)	(4,888)	(17,400)
Accrued restructuring balance as of June 29, 2024	$246	$2,544	$2,790

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives, which primarily included seeking strategic alternatives related to its biotechnology business (the "2023 Restructuring Initiatives"). The Company completed the sale of its biotechnology business in the third quarter of fiscal 2024.

The following table summarizes the charges resulting from the 2023 Restructuring Initiatives (in thousands):

	Three Months Ended June 29, 2024	Three Months Ended July 1, 2023
	Other Operating Expense	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$94	$16,796	$1,429	$18,225
Asset impairment costs	—	2,159	640	2,799
One-time employee termination benefits	321	—	1,712	1,712
Total	$415	$18,955	$3,781	$22,736

As of June 29, 2024, the Company has recorded cumulative expenses of approximately $46.1 million, $99.9 million, $12.4 million and $5.9 million for contract termination and other costs, asset impairment costs, goodwill impairment charges, and one-time employee termination benefits, respectively, as a result of the 2023 Restructuring Initiatives. The Company does not expect to incur material additional charges related to the 2023 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2023 Restructuring Initiatives for the three months ended June 29, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$347	$9,308	$9,655
Costs incurred and charged to expense	321	94	415
Cash payments	(575)	(9,308)	(9,883)
Accrued restructuring balance as of June 29, 2024	$93	$94	$187

The accrued restructuring balances as of June 29, 2024 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid in the next twelve months.

In fiscal 2025, in connection with a prior restructuring initiative, the Company incurred immaterial legal fees, recorded to "Other operating expense."

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. OPERATING SEGMENT INFORMATION

The Company's three operating and reportable segments, HPA, CSG, and ACG, are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. The Company’s manufacturing facilities service and provide benefit to all three operating segments and the operating costs of the facilities are reflected in the cost of goods sold for each operating segment. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information.

HPA is a leading global supplier of radio frequency ("RF"), analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in automotive, consumer, defense and aerospace, infrastructure, industrial and enterprise, and mobile markets.

CSG is a leading global supplier of connectivity and sensor solutions. CSG leverages broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, and microelectromechanical force sensing touch sensors to serve customers in automotive, consumer, industrial and enterprise, and mobile markets.

ACG is a leading global supplier of advanced cellular RF solutions for smartphones and consumer devices including tablets and wearables. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance discrete and highly integrated cellular products.

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of intangible assets, restructuring-related charges, acquisition and integration-related costs, gain or loss on assets, costs associated with upgrading our core business systems and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023
Revenue:
HPA	$129,468	$139,692
CSG	114,853	99,263
ACG	642,350	412,209
Total revenue	$886,671	$651,164
Operating income (loss):
HPA	$4,881	$23,964
CSG	(19,501)	(20,161)
ACG	116,449	44,998
All other	(97,223)	(96,937)
Operating income (loss)	4,606	(48,136)
Interest expense	(17,094)	(17,261)
Other income, net	11,765	13,716
Loss before income taxes	$(723)	$(51,681)

	Three Months Ended
	June 29, 2024	July 1, 2023
Reconciliation of "All other" category:
Stock-based compensation expense	$(42,366)	$(38,445)
Amortization of intangible assets	(30,474)	(30,872)
Restructuring-related charges (1)	(19,574)	(22,736)
Acquisition and integration-related costs	(2,582)	(1,195)
Other	(2,227)	(3,689)
Loss from operations for "All other"	$(97,223)	$(96,937)
(1) Refer to Note 11 for additional information.

13. INCOME TAXES

The Company’s income tax benefit was $1.1 million and $8.1 million for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company’s effective tax rate was 157.2% and 15.7% for the three months ended June 29, 2024 and July 1, 2023, respectively.

The Company's effective tax rate for the three months ended June 29, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, Global Intangible Low-Taxed Income ("GILTI"), domestic tax credits generated and discrete tax charges. After consideration of pretax income taxed discretely in the period, the Company recognized a tax benefit associated with its ongoing operations and the quarter-to-date loss, which was partially offset by a $4.5 million discrete tax expense recorded during the three months ended June 29, 2024. The discrete tax expense primarily related to the tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 for additional information).

The Company's effective tax rate for the three months ended July 1, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI and domestic tax credits generated.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 29, 2024	July 1, 2023
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$414	$(43,580)
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	95,467	98,509
Effect of dilutive securities:
Stock-based awards	1,043	—
Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	96,510	98,509
Basic net income (loss) per share	$0.00	$(0.44)
Diluted net income (loss) per share	$0.00	$(0.44)

An immaterial number of shares of outstanding stock-based awards were excluded from the computation of net income per share for the three months ended June 29, 2024, because the effect of their inclusion would have been anti-dilutive. In the computation of net loss per share for the three months ended July 1, 2023, approximately 1.1 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations as of the date the statement is first made, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We caution you not to place undue reliance upon any such forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, due to timing of customers' forecasts; our inability to effectively manage or maintain relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions, divestitures and other strategic investments failing to achieve financial or strategic objectives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with social, environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches, failed system upgrades or regular maintenance and other similar disruptions to our IT systems; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of June 29, 2024.

HPA is a leading global supplier of radio frequency ("RF"), analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in automotive, consumer, defense and aerospace, infrastructure, industrial and enterprise, and mobile markets.

CSG is a leading global supplier of connectivity and sensor solutions. CSG leverages broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular Internet of Things, and microelectromechanical force sensing touch sensors to serve customers in automotive, consumer, industrial and enterprise, and mobile markets.

ACG is a leading global supplier of advanced cellular RF solutions for smartphones and consumer devices including tablets and wearables. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance discrete and highly integrated cellular products.

FIRST QUARTER FISCAL 2025 FINANCIAL HIGHLIGHTS

•Revenue for the first quarter of fiscal 2025 increased 36.2% as compared to the first quarter of fiscal 2024, driven by content gains at our largest customer and higher shipments of our products for Android-based smartphones reflecting reduced channel inventories compared to the prior year.

•Gross margin increased to 37.5% for the first quarter of fiscal 2025 as compared to 35.2% for the first quarter of fiscal 2024, driven by improved factory utilization and lower restructuring-related charges, while changes in product mix negatively impacted gross margin.

•Operating income was $4.6 million for the first quarter of fiscal 2025 as compared to operating loss of $48.1 million for the first quarter of fiscal 2024, driven by improved gross profit of $103.2 million, partially offset by higher operating expenses of $50.5 million.

•Net income per share was $0.00 for the first quarter of fiscal 2025 as compared to net loss per share of $0.44 for the first quarter of fiscal 2024.

•Net cash provided by operating activities was $81.1 million for the first quarter of fiscal 2025 as compared to $44.9 million for the first quarter of fiscal 2024.

•Capital expenditures were $38.2 million for the first quarter of fiscal 2025 as compared to $39.5 million for the first quarter of fiscal 2024.

•We completed the divestiture of our assembly and test operations in China and are operating under a supply agreement with Luxshare Precision Industry Co., Ltd ("Luxshare").

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue	Increase	Percentage Change
Revenue	$886,671	100.0%	$651,164	100.0%	$235,507	36.2%
Cost of goods sold	554,367	62.5	422,094	64.8	132,273	31.3
Gross profit	332,304	37.5	229,070	35.2	103,234	45.1
Research and development	187,602	21.2	163,090	25.1	24,512	15.0
Selling, general and administrative	114,923	13.0	105,423	16.2	9,500	9.0
Other operating expense	25,173	2.8	8,693	1.3	16,480	189.6
Operating income (loss)	$4,606	0.5%	$(48,136)	(7.4)%	$52,742	109.6%

The increase in consolidated revenue resulted from increases in revenue of $230.1 million and $15.6 million in ACG and CSG, respectively, and a decrease in revenue of $10.2 million in HPA, which are further discussed in our Operating Segments results below.

The increase in gross margin was driven by improved factory utilization and lower restructuring-related charges, while changes in product mix negatively impacted gross margin.

R&D expense increased driven by a $12.5 million increase in employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense) and a $10.2 million increase in product development costs, as a result of increased investment in developing new process technologies and products.

Selling, general and administrative expense increased driven by $4.5 million of higher employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense).

Other operating expense increased driven by restructuring-related charges associated with the divestiture of our assembly and test operations in China. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Dollar Change	Percentage Change
Revenue	$129,468	$139,692	$(10,224)	(7.3)%
Operating income	4,881	23,964	(19,083)	(79.6)
Operating income as a % of revenue	3.8%	17.2%

The $10.2 million decrease in HPA revenue was attributable to revenue decreases of $18.3 million and $8.4 million in defense and aerospace, and infrastructure, respectively. These revenue decreases were driven by the timing of defense programs and infrastructure deployment cycles and were partially offset by a $16.2 million increase in power management revenue.

The decrease in HPA operating income was due to higher operating expenses of $7.9 million, resulting from the acquisition of Anokiwave, Inc. and higher employee-related costs (including salaries and benefits, as well as incentive-based cash compensation). Lower revenue and unfavorable changes in product mix also contributed to the decrease in operating income.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Dollar Change	Percentage Change
Revenue	$114,853	$99,263	$15,590	15.7%
Operating loss	(19,501)	(20,161)	660	3.3
Operating loss as a % of revenue	(17.0)%	(20.3)%

The $15.6 million increase in CSG revenue was attributable to a $21.4 million increase in revenue for our Wi-Fi components, ultra-wideband solutions and automotive connectivity products, partially offset by a $6.4 million decrease in revenue from our biotechnology business (which was sold in fiscal 2024).

The operating loss of CSG was relatively flat due to the impact of higher revenue, offset by an increase in operating expenses of $5.0 million. The increase in operating expenses was driven by product development and employee-related costs (including salaries and benefits, as well as incentive-based cash compensation) as a result of increased investment in developing new process technologies and products.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	June 29, 2024	July 1, 2023	Dollar Change	Percentage Change
Revenue	$642,350	$412,209	$230,141	55.8%
Operating income	116,449	44,998	71,451	158.8
Operating income as a % of revenue	18.1%	10.9%

The $230.1 million increase in ACG revenue was primarily driven by content gains at our largest customer. Revenue also increased from higher shipments of our products for Android-based smartphones reflecting reduced channel inventories compared to the prior year.

The increase in ACG operating income was driven by higher revenue, partially offset by an increase in operating expenses of $17.3 million. The increase in operating expenses was driven by product development and employee-related costs (including salaries and benefits, as well as incentive-based cash compensation) as a result of increased investment in developing new process technologies and products. Gross margin was relatively flat with improved factory utilization offsetting unfavorable changes in product mix.

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to the consolidated operating income (loss) for the three months ended June 29, 2024 and July 1, 2023.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Interest expense	$(17,094)	$(17,261)
Other income, net	11,765	13,716
Income tax benefit	1,137	8,101

Interest expense
During the three months ended June 29, 2024 and July 1, 2023, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

Other income, net
During the three months ended June 29, 2024, we recorded interest income of $12.4 million and net losses of $1.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

During the three months ended July 1, 2023, we recorded interest income of $8.2 million and net gains of $4.6 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax benefit
During the three months ended June 29, 2024, we recorded an income tax benefit of $1.1 million, comprised primarily of tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits, partially offset by tax expense related to international operations generating pre-tax book income and the impact of Global Intangible Low-Taxed Income ("GILTI"). The discrete tax expense for the three months ended June 29, 2024 primarily related to the tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).

During the three months ended July 1, 2023, we recorded an income tax benefit of $8.1 million, comprised primarily of tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits, partially offset by tax expense related to international operations generating pre-tax book income and the impact of GILTI.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 29, 2024, we had working capital of approximately $1,161.7 million, including $1,082.4 million in cash and cash equivalents, compared to working capital of approximately $1,215.9 million, including $1,029.3 million in cash and cash equivalents as of March 30, 2024.

Our $1,082.4 million of total cash and cash equivalents as of June 29, 2024, includes approximately $848.7 million held by our foreign subsidiaries, of which $628.9 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may from time to time seek to retire or make additional optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the first quarter of fiscal 2025, we repurchased $27.3 million of the principal amount of our 2024 Notes, plus accrued and unpaid interest, on the open market. The remaining principal amount of the 2024 Notes of $412.5 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of June 29, 2024.

Stock Repurchases
During the three months ended June 29, 2024, we repurchased approximately 1.2 million shares of our common stock for approximately $125.7 million (including transaction costs and excise tax) under our share repurchase program. As of June 29, 2024, approximately $1,180.1 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $81.1 million and $44.9 million for the three months ended June 29, 2024 and July 1, 2023, respectively. This increase in cash provided by operating activities was driven by increased profitability.

Cash Flows from Investing Activities
Net cash used in investing activities was $17.2 million and $3.9 million for the three months ended June 29, 2024 and July 1, 2023, respectively. During the three months ended June 29, 2024, the Company purchased $30.0 million of short-term investments and received proceeds of $55.6 million from the divestiture of our assembly and test operations in China. During the three months ended July 1, 2023, the Company received proceeds of $41.7 million primarily from the sale of our manufacturing facility in Farmers Branch, Texas.

Cash Flows from Financing Activities
Net cash used in financing activities was $29.5 million and $105.2 million for the three months ended June 29, 2024 and July 1, 2023, respectively. We repurchased stock for $124.9 million and $100.0 million for the three months ended June 29, 2024 and July 1, 2023, respectively. During the three months ended June 29, 2024, we received proceeds of $127.0 million from Luxshare for inventory (subject to repurchase) in connection with our supply agreement (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information), and repurchased $27.3 million of the principal amount of our 2024 Notes for $26.7 million.

COMMITMENTS AND CONTINGENCIES

Credit Agreement On April 23, 2024, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the “Credit Agreement”), which replaced our previous credit agreement. The Credit Agreement provides for a $325.0 million senior revolving line of credit (the “Revolving Facility”). We may request at any time that the Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes.

During the three months ended June 29, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 29, 2024, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. Interest on the 2024 Notes is payable on June 15 and December 15 of each year at a rate of 1.750% per annum. The remaining principal amount of the 2024 Notes of $412.5 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of June 29, 2024 and will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors").

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

For additional information regarding our debt, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of June 29, 2024, we had capital commitments of approximately $100.4 million primarily for expanding capability to develop and support new products, equipment and facility upgrades and cost savings initiatives.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including market acceptance of and demand for our products, acquisition opportunities, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flows from operations, coupled with our existing cash and cash equivalents and availability from the Revolving Facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or if investments in our business outpace revenue growth, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. Additional debt or equity financing could be dilutive to holders of our common stock. Further, we cannot be sure that additional debt or equity financing, if required, will be available on favorable terms, if at all.

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

Summarized Balance Sheets (In thousands)	June 29, 2024	March 30, 2024
ASSETS
Current assets (1)	$1,051,617	$803,900
Non-current assets	2,335,630	2,311,618

LIABILITIES
Current liabilities	$668,858	$727,138
Long-term liabilities (2)	2,340,060	2,306,883
(1) Includes net amounts due from Non-Guarantor subsidiaries of $379.6 million and $129.8 million as of June 29, 2024 and March 30, 2024, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $626.2 million and $597.3 million as of June 29, 2024 and March 30, 2024, respectively.

Summarized Statement of Operations	Three Months Ended
(In thousands)	June 29, 2024
Revenue	$277,330
Gross profit	57,623
Net loss	(31,968)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, careful consideration should be given to the factors discussed in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2024, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 31, 2024 to April 27, 2024	129	$112.25	129	$1,290.5
April 28, 2024 to May 25, 2024	714	98.42	714	1,220.2
May 26, 2024 to June 29, 2024	396	101.44	396	1,180.1
Total	1,239	$100.83	1,239

On November 2, 2022, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice.

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors or Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the first quarter of fiscal 2025. None of our directors or Section 16 officers took actions with respect to a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K, during the first quarter of fiscal 2025.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Grant A. Brown Senior Vice President and Chief Financial Officer	Adoption	5/8/2024	7/2/2025	20,535
Paul J. Fego Senior Vice President of Global Operations	Adoption	5/22/2024	12/31/2025	24,229
Gina B. Harrison Vice President and Corporate Controller	Adoption	6/7/2024	6/6/2025	2,753
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

ITEM 6. EXHIBITS.

10.1
Credit Agreement, dated as of April 23, 2024, by and among Qorvo, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and co-syndication agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024)

10.2	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers - Multi-Year Performance Objectives) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan

22	List of Subsidiary Guarantors

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	July 31, 2024	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer