Form 10-Q
period 2024-09-28
Qorvo, Inc.
filed 2024-10-30
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024
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

As of October 23, 2024, there were 94,526,698 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,096,452	$1,029,258
Accounts receivable, net of allowance of $321 and $313 as of September 28, 2024 and March 30, 2024, respectively	580,963	412,960
Inventories	694,457	710,555
Prepaid expenses	37,643	40,563
Other receivables	12,799	14,427
Other current assets	110,145	78,993
Assets of disposal group held for sale	—	159,278
Total current assets	2,532,459	2,446,034
Property and equipment, net of accumulated depreciation of $1,772,229 and $1,683,592 as of September 28, 2024 and March 30, 2024, respectively	846,540	870,982
Goodwill	2,437,790	2,534,601
Intangible assets, net	445,715	509,383
Long-term investments	24,804	23,252
Other non-current assets	215,767	170,383
Total assets	$6,503,075	$6,554,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,880	$252,993
Accrued liabilities	353,701	336,767
Current portion of long-term debt	412,179	438,740
Other current liabilities	245,977	113,215
Liabilities of disposal group held for sale	—	88,372
Total current liabilities	1,333,737	1,230,087
Long-term debt	1,549,244	1,549,272
Other long-term liabilities	209,925	218,904
Total liabilities	3,092,906	2,998,263
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 94,664 and 95,798 shares issued and outstanding at September 28, 2024 and March 30, 2024, respectively	3,515,640	3,651,067
Accumulated other comprehensive income (loss)	1,148	(5,097)
Accumulated deficit	(106,619)	(89,598)
Total stockholders’ equity	3,410,169	3,556,372
Total liabilities and stockholders’ equity	$6,503,075	$6,554,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$1,046,509	$1,103,493	$1,933,180	$1,754,657
Cost of goods sold	601,203	613,803	1,155,570	1,035,897
Gross profit	445,306	489,690	777,610	718,760

Operating expenses:
Research and development	201,050	174,947	388,652	338,037
Selling, general and administrative	107,760	103,696	222,683	209,119
Goodwill impairment	96,458	48,000	96,458	48,000
Other operating expense	30,363	11,619	55,536	20,312
Total operating expenses	435,631	338,262	763,329	615,468
Operating income	9,675	151,428	14,281	103,292

Interest expense	(22,594)	(17,121)	(39,688)	(34,382)
Other income, net	15,422	5,211	27,187	18,927
Income before income taxes	2,503	139,518	1,780	87,837

Income tax expense	(19,938)	(42,057)	(18,801)	(33,956)
Net (loss) income	$(17,435)	$97,461	$(17,021)	$53,881

Net (loss) income per share:
Basic	$(0.18)	$1.00	$(0.18)	$0.55
Diluted	$(0.18)	$0.99	$(0.18)	$0.54

Weighted-average shares of common stock outstanding:
Basic	94,886	97,945	95,116	98,167
Diluted	94,886	98,590	95,116	98,892
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(17,435)	$97,461	$(17,021)	$53,881
Other comprehensive income (loss), net of tax:
Change in pension liability	(230)	—	(230)	—
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	7,408	(9,569)	6,476	(10,428)
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	(1)	(3)	(1)	(6)
Other comprehensive income (loss)	7,177	(9,572)	6,245	(10,434)
Total comprehensive (loss) income	$(10,258)	$87,889	$(10,776)	$43,447
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, June 29, 2024	94,962	$3,581,468	$(6,029)	$(89,184)	$3,486,255
Net loss	—	—	—	(17,435)	(17,435)
Other comprehensive income	—	—	7,177	—	7,177
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	440	(22,256)	—	—	(22,256)
Repurchase of common stock, including transaction costs and excise tax	(738)	(81,746)	—	—	(81,746)
Stock-based compensation	—	38,174	—	—	38,174
Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169

Balance, July 1, 2023	98,048	$3,816,260	$(4,037)	$—	$3,812,223
Net income	—	—	—	97,461	97,461
Other comprehensive loss	—	—	(9,572)	—	(9,572)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	427	(19,741)	—	—	(19,741)
Repurchase of common stock, including transaction costs and excise tax	(969)	(37,699)	—	(62,855)	(100,554)
Stock-based compensation	—	37,369	—	—	37,369
Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net loss	—	—	—	(17,021)	(17,021)
Other comprehensive income	—	—	6,245	—	6,245
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	577	(29,521)	—	—	(29,521)
Issuance of common stock in connection with employee stock purchase plan	266	19,787	—	—	19,787
Repurchase of common stock, including transaction costs and excise tax	(1,977)	(207,471)	—	—	(207,471)
Stock-based compensation	—	81,778	—	—	81,778
Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169

Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net income	—	—	—	53,881	53,881
Other comprehensive loss	—	—	(10,434)	—	(10,434)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	597	(24,163)	—	—	(24,163)
Issuance of common stock in connection with employee stock purchase plan	262	19,180	—	—	19,180
Repurchase of common stock, including transaction costs and excise tax	(2,002)	(97,396)	—	(103,770)	(201,166)
Stock-based compensation	—	77,094	—	—	77,094
Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(17,021)	$53,881
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	81,567	99,183
Intangible assets amortization	70,664	61,103
Deferred income taxes	(47,453)	1,629
Goodwill impairment	96,458	48,000
Stock-based compensation expense	80,547	77,498
Other, net	50,979	16,377
Changes in operating assets and liabilities:
Accounts receivable, net	(168,213)	(288,221)
Inventories	2,550	(45,694)
Prepaid expenses and other assets	(22,036)	(2,547)
Accounts payable and accrued liabilities	83,631	148,616
Income taxes payable and receivable	(6,734)	(9,674)
Other liabilities	3,992	(22,253)
Net cash provided by operating activities	208,931	137,898
Cash flows from investing activities:
Purchase of property and equipment	(71,244)	(68,076)
Proceeds from sales of property and equipment	1,414	47,301
Proceeds from sale of business	55,576	—
Other investing activities	(37,756)	(3,418)
Net cash used in investing activities	(52,010)	(24,193)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(206,340)	(200,026)
Proceeds from the issuance of common stock	21,057	21,041
Tax withholding paid on behalf of employees for restricted stock units	(29,551)	(25,472)
Repurchase of debt	(26,661)	—
Net proceeds from sale of inventory subject to repurchase	142,804	—
Other financing activities	(10,565)	(9,854)
Net cash used in financing activities	(109,256)	(214,311)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(471)	(1,501)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,194	(102,107)
Cash, cash equivalents and restricted cash at the beginning of the period	1,049,258	808,943
Cash, cash equivalents and restricted cash at the end of the period	$1,096,452	$706,836

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$73,031	$27,610
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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER DEVELOPMENTS

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The tax credit is provided for qualifying property and equipment which is placed in service after December 31, 2022, and for which construction begins before January 1, 2027. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. During the three months ended September 28, 2024, the Company recognized an anticipated tax credit within other non-current assets related to qualifying expenditures placed in service since December 31, 2022 (which will be amortized over the useful lives of the qualifying assets), with a corresponding reduction to the carrying amount of the qualifying property and equipment.

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

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	September 28, 2024	March 30, 2024
Raw materials	$217,105	$201,748
Work in process	322,092	347,175
Finished goods	155,260	161,632
Total inventories	$694,457	$710,555

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. BUSINESS DIVESTITURE

On December 16, 2023, the Company entered into a definitive agreement (the "Purchase Agreement") with Luxshare Precision Industry Co., Ltd. ("Luxshare") to divest its assembly and test operations in Beijing and Dezhou, China (the "Disposal Group") for preliminary cash proceeds of approximately $240.0 million (for the cash on hand of the disposed business, the assets and liabilities of the Disposal Group and inventory). In the fourth quarter of fiscal 2024, regulatory approvals were received, and the Disposal Group met the criteria to be classified as held for sale in accordance with Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"). In accordance with ASC 805, "Business Combinations," the Disposal Group constituted a business, and therefore, the Company allocated $22.0 million of goodwill from three of its reporting units to assets held for sale based on a relative fair value basis. These reporting units were evaluated for impairment subsequent to the allocation of goodwill to the Disposal Group and it was determined that the fair value of all reporting units was in excess of their carrying amounts. Additionally, in accordance with ASC 360, the Disposal Group was measured at the lower of carrying value or fair value less costs to sell. As the carrying value of the Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million was recognized for the year ended March 30, 2024, which was recorded in "Other operating expense" in the Consolidated Statement of Operations. The divestiture of the Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20, "Presentation of Financial Statements: Discontinued Operations."

The Company completed the sale of its assembly and test operations in China on May 2, 2024 for a purchase price of approximately $232.0 million, resulting in an incremental loss of $8.0 million (which included an additional goodwill write-off of $1.0 million) recorded in "Other operating expense" in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2024. The consideration received was for the cash on hand of the disposed business of $29.0 million, the assets and liabilities of the Disposal Group of $76.0 million and inventory of $127.0 million. The purchase price, which was subject to certain post-closing adjustments, increased to $234.0 million in the three months ended September 28, 2024, as a result of a $2.0 million increase in the value of inventory. The inventory amount relates to inventory that the Company sold to Luxshare and is obligated to repurchase at a future date subsequent to the performance of assembly and test services by Luxshare pursuant to a supply agreement. While legal title to the inventory resides with Luxshare, in accordance with ASC 606 "Revenue from Contracts with Customers," the Company will continue to recognize the inventory on its balance sheet and has recorded a financial liability (which is included in "Other current liabilities") equal to the cash received by the Company attributable to the inventory subject to repurchase.

The cash received from the sale of the assets and liabilities of the Disposal Group of $76.0 million is included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended September 28, 2024, net of a $20.0 million deposit received in fiscal 2024 upon execution of the Purchase Agreement (which was included in “Other investing activities” in the fiscal 2024 Consolidated Statement of Cash Flows). The cash received for the inventory subject to repurchase by the Company is included in cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended September 28, 2024.

5. GOODWILL AND INTANGIBLE ASSETS

In fiscal 2025, as part of ongoing efforts to focus on growth drivers and key markets and to streamline operations, the Company decided not to further invest in its silicon carbide (“SiC”) power device business and began to seek strategic alternatives for this business. In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its SiC power device business and impairment testing was triggered. The long-lived assets that are held and used by the power device business were reviewed for impairment in accordance with ASC 360. The impairment testing resulted in the impairment of intangible assets (primarily developed technology) of $16.6 million, which is included in "Other operating expense" in the Condensed Consolidated Statements of Operations. In addition, as the power device business constitutes a reporting unit within the HPA operating segment, the goodwill of the reporting unit was also subject to an impairment assessment in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") and it was determined that the carrying value exceeded the fair value of this reporting unit, resulting in a goodwill impairment charge of approximately $96.5 million (representing the entire goodwill assigned to this reporting unit). The estimated fair values of the intangible assets and the reporting unit were determined using a market approach. The significant inputs related to valuing these assets are classified

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

as Level 3 in the fair value hierarchy. Refer to Note 11 for additional charges associated with the Company's decision to seek strategic alternatives for its SiC power device business.

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of March 30, 2024 (1)	$517,542	$300,299	$1,716,760	$2,534,601
Goodwill impairment	(96,458)	—	—	(96,458)
Goodwill written off related to sale of business (2)	—	(200)	(800)	(1,000)
Anokiwave, Inc. measurement period adjustments	647	—	—	647
Balance as of September 28, 2024 (1)	$421,731	$300,099	$1,715,960	$2,437,790
(1) The Company’s goodwill balance is presented net of accumulated impairment losses totaling $999.9 million and $903.4 million as of September 28, 2024 and March 30, 2024, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023, 2024 and 2025.
(2) Refer to Note 4 for additional information.

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	September 28, 2024		March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$819,450	$465,031	$903,089	$484,347
Customer relationships	100,040	76,489	100,040	67,999
Technology licenses	74,625	17,052	54,869	6,525
Trade names	700	146	1,610	939
In-process research and development	9,618	N/A	9,585	N/A
Total (1)	$1,004,433	$558,718	$1,069,193	$559,810
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

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments and are considered Level 1 in the fair value hierarchy. The fair value of the mutual funds as of September 28, 2024 and March 30, 2024 was $58.5 million and $52.3 million, respectively.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. DEBT

The following table summarizes the outstanding debt (in thousands):

	September 28, 2024	March 30, 2024
1.750% senior notes due 2024	$412,463	$439,738
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium, discount and issuance costs, net	(1,040)	(1,726)
Total debt	1,961,423	1,988,012
Less current portion of debt	(412,179)	(438,740)
Total long-term debt	$1,549,244	$1,549,272
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

During the six months ended September 28, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and avoid an event of default. As of September 28, 2024, the Company was in compliance with these covenants.

Senior Notes due 2024

On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the "2024 Notes"). The 2024 Notes will mature on December 15, 2024, unless earlier redeemed in accordance with their

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In fiscal 2024, the Company repurchased $60.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market. In the first quarter of fiscal 2025, the Company repurchased $27.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market, and the Company recognized a net gain on debt extinguishment of $0.6 million, which is included in "Other income, net" in the Condensed Consolidated Statement of Operations. The remaining principal amount of the 2024 Notes of $412.5 million and $439.7 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheets as of September 28, 2024 and March 30, 2024, respectively.

Interest is payable on the 2024 Notes on June 15 and December 15 of each year. The Company paid interest of $3.6 million and $4.4 million on the 2024 Notes during the six months ended September 28, 2024 and September 30, 2023, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during the six months ended September 28, 2024 and September 30, 2023.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during the six months ended September 28, 2024, and paid no interest during the six months ended September 30, 2023 (interest was subsequently paid on October 2, 2023).

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of September 28, 2024 was $409.0 million, $824.5 million

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and $626.8 million, respectively (compared to the outstanding principal amount of $412.5 million, $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of March 30, 2024 was $426.9 million, $797.6 million and $603.8 million, respectively (compared to the outstanding principal amount of $439.7 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2024 Notes, the 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and six months ended September 28, 2024, the Company recognized $24.3 million and $42.0 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $1.7 million and $2.3 million, respectively. Interest expense for the three and six months ended September 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. During the three and six months ended September 30, 2023, the Company recognized $17.9 million and $36.1 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million and $1.7 million, respectively.

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

During the three and six months ended September 28, 2024, the Company repurchased approximately 0.7 million and 2.0 million shares of its common stock, respectively, for approximately $81.7 million and $207.5 million, respectively (including transaction costs and excise tax) and approximately $1,098.7 million remains authorized for repurchases under its share repurchase program as of September 28, 2024.

During the three and six months ended September 30, 2023, the Company repurchased approximately 1.0 million and 2.0 million shares of its common stock, respectively, for approximately $100.6 million and $201.2 million, respectively (including transaction costs and excise tax) under its share repurchase program.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$656,610	$699,288	$1,104,066	$1,014,571
China	151,763	189,900	348,197	340,706
Other Asia	113,185	119,395	245,221	210,729
Taiwan	102,298	66,162	194,852	132,018
Europe	22,653	28,748	40,844	56,633
Total revenue	$1,046,509	$1,103,493	$1,933,180	$1,754,657

The Company also disaggregates revenue by operating segments (refer to Note 12).

11. RESTRUCTURING

2025 Restructuring Initiative

In fiscal 2025, as part of ongoing efforts to focus on growth drivers and key markets and to streamline operations, the Company decided not to further invest in its SiC power device business and began to seek strategic alternatives for this business (the “2025 Restructuring Initiative”). In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its SiC power device business and impairment testing was triggered. The inventory and long-lived assets that are held and used by the power device business were reviewed for impairment in accordance with ASC 330, "Inventory" and ASC 360, respectively, resulting in inventory write-downs of $13.7 million (for inventory expected to be disposed of) and impairments of intangible assets (primarily developed technology) of $16.6 million. In addition, as the power device business constitutes a reporting unit, the goodwill of the reporting unit was also subject to an impairment assessment in accordance with ASC 350 and it was determined that the carrying value exceeded the fair value of this reporting unit, resulting in a goodwill impairment charge of approximately $96.5 million (representing the entire goodwill assigned to this reporting unit).

The Company will continue to evaluate strategic opportunities associated with this business and additional impairment charges of the intangible assets of this business may be incurred in fiscal 2025.

The following table summarizes charges resulting from the 2025 Restructuring Initiative (in thousands):

	Three Months Ended September 28, 2024
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$—	$—	$2,649	$2,649
Asset impairment costs	13,660	96,458	16,766	126,884
Total	$13,660	$96,458	$19,415	$129,533

	Six Months Ended September 28, 2024
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$—	$—	$3,048	$3,048
Asset impairment costs	13,660	96,458	16,766	126,884
Total	$13,660	$96,458	$19,814	$129,932

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the liability activity related to the 2025 Restructuring Initiative for the six months ended September 28, 2024 (in thousands):

Contract Termination and Other Costs
Accrued restructuring balance as of March 30, 2024	$—
Costs incurred and charged to expense	3,048
Cash payments	(3,048)
Accrued restructuring balance as of September 28, 2024	$—

2024 Restructuring Initiative

In the third quarter of fiscal 2024 the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China. The sale of these operations (the "2024 Restructuring Initiative") was completed in the first quarter of fiscal 2025 (refer to Note 4 for additional information).

The following table summarizes charges resulting from the 2024 Restructuring Initiative (in thousands):

	Three Months Ended September 28, 2024			Six Months Ended September 28, 2024
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$643	$643	$—	$3,995	$3,995
Asset impairment costs (adjustments) (1)	1,754	(2,358)	(604)	1,754	5,718	7,472
One-time employee termination benefits	—	386	386	—	5,712	5,712
Total	$1,754	$(1,329)	$425	$1,754	$15,425	$17,179
(1) Refer to Note 4 for additional information.

As of September 28, 2024, the Company has recorded cumulative expenses of approximately $11.2 million, $44.4 million and $14.6 million for contract termination and other costs, asset impairment costs, and one-time employee termination benefits, respectively, as a result of the 2024 Restructuring Initiative. The Company does not expect to incur material additional charges related to the 2024 Restructuring Initiative.

The following table summarizes the liability activity related to the 2024 Restructuring Initiative for the six months ended September 28, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$7,432	$4,080	$11,512
Costs incurred and charged to expense	5,712	3,995	9,707
Cash payments	(12,512)	(7,355)	(19,867)
Accrued restructuring balance as of September 28, 2024	$632	$720	$1,352

2023 Restructuring Initiatives

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives, which primarily included seeking strategic alternatives related to its biotechnology business (the "2023 Restructuring Initiatives"). The Company completed the sale of its biotechnology business in the third quarter of fiscal 2024.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables summarize the charges resulting from the 2023 Restructuring Initiatives (in thousands):

	Three Months Ended September 28, 2024	Six Months Ended September 28, 2024
	Other Operating Expense	Other Operating Expense
Contract termination and other costs	$92	$186
One-time employee termination benefits	—	321
Total	$92	$507

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$2,482	$1,328	$3,810	$19,278	$2,757	$22,035
Asset impairment costs	—	3,646	3,646	2,159	4,286	6,445
One-time employee termination benefits	—	962	962	—	2,674	2,674
Total	$2,482	$5,936	$8,418	$21,437	$9,717	$31,154

As of September 28, 2024, the Company has recorded cumulative expenses of approximately $46.2 million, $99.9 million, $12.4 million and $5.9 million for contract termination and other costs, asset impairment costs, goodwill impairment charges, and one-time employee termination benefits, respectively, as a result of the 2023 Restructuring Initiatives. The Company does not expect to incur material additional charges related to the 2023 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2023 Restructuring Initiatives for the six months ended September 28, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$347	$9,308	$9,655
Costs incurred and charged to expense	321	186	507
Cash payments	(668)	(9,402)	(10,070)
Accrued restructuring balance as of September 28, 2024	$—	$92	$92

The accrued restructuring balances as of September 28, 2024 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid in the next twelve months.

In fiscal 2025, the Company incurred immaterial legal fees and other costs, recorded to "Other operating expense" in connection with other miscellaneous restructuring initiatives.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of acquired intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill and other asset impairments, gain or loss on assets, costs associated with upgrading the Company's core business systems and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
HPA	$148,251	$149,804	$277,719	$289,496
CSG	146,822	103,622	261,675	202,885
ACG	751,436	850,067	1,393,786	1,262,276
Total revenue	$1,046,509	$1,103,493	$1,933,180	$1,754,657
Operating income (loss):
HPA	$13,066	$25,446	$17,947	$49,410
CSG	(8,974)	(27,725)	(28,475)	(47,886)
ACG	215,057	284,805	331,506	329,803
All other	(209,474)	(131,098)	(306,697)	(228,035)
Operating income	9,675	151,428	14,281	103,292
Interest expense	(22,594)	(17,121)	(39,688)	(34,382)
Other income, net	15,422	5,211	27,187	18,927
Income before income taxes	$2,503	$139,518	$1,780	$87,837

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reconciliation of "All other" category:
Stock-based compensation expense	$(38,181)	$(39,053)	$(80,547)	$(77,498)
Amortization of intangible assets	(29,482)	(29,963)	(59,956)	(60,835)
Restructuring-related charges (1)	(34,396)	(8,418)	(53,970)	(31,154)
Acquisition and integration-related costs	(1,211)	(852)	(3,793)	(2,047)
Goodwill impairment (2)	(96,458)	(48,000)	(96,458)	(48,000)
Other	(9,746)	(4,812)	(11,973)	(8,501)
Loss from operations for "All other"	$(209,474)	$(131,098)	$(306,697)	$(228,035)
(1) Refer to Note 11 for additional information.
(2) Refer to Note 5 for additional information.

13. INCOME TAXES

The Company’s income tax expense was $19.9 million and $18.8 million for the three and six months ended September 28, 2024, respectively, and $42.1 million and $34.0 million for the three and six months ended September 30, 2023, respectively. The Company’s effective tax rate was 796.5% and 1,056.4% for the three and six months ended September 28, 2024, respectively, and 30.1% and 38.7% for the three and six months ended September 30, 2023, respectively.

The Company's effective tax rate for the three and six months ended September 28, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, Global Intangible Low-Taxed Income ("GILTI"), domestic tax credits generated, discrete pretax items (including a non-deductible goodwill impairment charge) and discrete tax items. After consideration of pretax items taxed discretely in the period, the Company recognized tax expense associated with its ongoing operations and the year-to-date income, which was partially offset by discrete tax benefits of $4.3 million and discrete tax expense of $0.2 million for the three and six months ended September 28, 2024, respectively. The discrete tax benefit for the three months ended September 28, 2024 primarily related to the tax impacts of the 2025 Restructuring Initiative (refer to Note

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11 for additional information). For the six months ended September 28, 2024, this tax benefit was offset by the tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 for additional information).

The Company's effective tax rate for the three and six months ended September 30, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, discrete pretax items (including a non-deductible goodwill impairment charge) and discrete tax items. A discrete tax expense of $5.6 million and $5.5 million was recorded during the three and six months ended September 30, 2023, respectively, and primarily resulted from foreign currency gains recognized for tax purposes.

14. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common stockholders	$(17,435)	$97,461	$(17,021)	$53,881
Denominator:
Denominator for basic net (loss) income per share — weighted-average shares	94,886	97,945	95,116	98,167
Effect of dilutive securities:
Stock-based awards	—	645	—	725
Denominator for diluted net (loss) income per share — adjusted weighted-average shares and assumed conversions	94,886	98,590	95,116	98,892
Basic net (loss) income per share	$(0.18)	$1.00	$(0.18)	$0.55
Diluted net (loss) income per share	$(0.18)	$0.99	$(0.18)	$0.54

An immaterial number of shares of outstanding stock-based awards were excluded from the computation of diluted net income (net loss) per share for the three and six months ended September 28, 2024 and September 30, 2023, because the effect of their inclusion would have been anti-dilutive.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of September 28, 2024.

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

SECOND QUARTER FISCAL 2025 OVERVIEW

•Revenue for the second quarter of fiscal 2025 decreased 5.2% as compared to the second quarter of fiscal 2024, driven by a mix shift among smartphone customers to lower RF content 5G smartphones and a higher percentage of entry-level Android smartphones, which contain less RF content. Revenue increased for our Wi-Fi components and automotive connectivity products, reflecting new product releases and improved channel inventory levels compared to the prior year.

•Gross margin decreased to 42.6% for the second quarter of fiscal 2025 as compared to 44.4% for the second quarter of fiscal 2024, driven by higher average selling price erosion in Android mass market 5G smartphones and restructuring-related charges, while improved factory utilization positively impacted gross margin.

•Operating income was $9.7 million for the second quarter of fiscal 2025 as compared to $151.4 million for the second quarter of fiscal 2024, driven by a decrease in gross profit of $44.4 million for the reasons described above, a goodwill impairment charge of $96.5 million and other restructuring-related charges.

•Net loss per share was $0.18 for the second quarter of fiscal 2025 as compared to net income per diluted share of $0.99 for the second quarter of fiscal 2024.

•Net cash provided by operating activities was $127.8 million for the second quarter of fiscal 2025 as compared to $93.0 million for the second quarter of fiscal 2024.

•Capital expenditures were $33.0 million for the second quarter of fiscal 2025 as compared to $28.6 million for the second quarter of fiscal 2024.

•We recorded $129.5 million in restructuring-related charges in connection with an initiative to seek strategic alternatives for our silicon carbide power device business.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	September 28, 2024	% of Revenue	September 30, 2023	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,046,509	100.0%	$1,103,493	100.0%	$(56,984)	(5.2)%
Cost of goods sold	601,203	57.4	613,803	55.6	(12,600)	(2.1)
Gross profit	445,306	42.6	489,690	44.4	(44,384)	(9.1)
Research and development	201,050	19.2	174,947	15.9	26,103	14.9
Selling, general and administrative	107,760	10.3	103,696	9.4	4,064	3.9
Other operating expense (1)	126,821	12.2	59,619	5.4	67,202	112.7
Operating income	$9,675	0.9%	$151,428	13.7%	$(141,753)	(93.6)%

	Six Months Ended
	September 28, 2024	% of Revenue	September 30, 2023	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,933,180	100.0%	$1,754,657	100.0%	$178,523	10.2%
Cost of goods sold	1,155,570	59.8	1,035,897	59.0	119,673	11.6
Gross profit	777,610	40.2	718,760	41.0	58,850	8.2
Research and development	388,652	20.1	338,037	19.3	50,615	15.0
Selling, general and administrative	222,683	11.5	209,119	11.9	13,564	6.5
Other operating expense (1)	151,994	7.9	68,312	3.9	83,682	122.5
Operating income	$14,281	0.7%	$103,292	5.9%	$(89,011)	(86.2)%
(1) Other operating expense includes goodwill impairment charges.

Three months ended September 28, 2024 compared to the three months ended September 30, 2023
The decrease in consolidated revenue resulted from decreases in revenue of $98.6 million and $1.6 million in ACG and HPA, respectively, and an increase in revenue of $43.2 million in CSG, which are further discussed in our Operating Segments results below.

The decrease in gross margin was driven by higher average selling price erosion in Android mass market 5G smartphones and restructuring-related charges, while improved factory utilization positively impacted gross margin.

R&D expense increased driven by a $16.8 million increase in employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense) and an $8.9 million increase in product development costs related to developing new process technologies and new product categories.

Selling, general and administrative expense increased driven by $3.0 million of higher employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense).

In the three months ended September 28, 2024, "Other operating expense" includes a goodwill impairment charge of $96.5 million, other restructuring-related charges of $18.9 million and $6.9 million of expenses associated with a multiyear project to upgrade the core systems we use to run our business. In the three months ended September 30, 2023, "Other operating expense" includes a goodwill impairment charge of $48.0 million, restructuring-related charges of $5.9 million and $3.1 million of expenses associated with a multiyear project to upgrade the core systems we use to run our business. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the goodwill impairment charges and Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Six months ended September 28, 2024 compared to the six months ended September 30, 2023
The increase in consolidated revenue resulted from increases in revenue of $131.5 million and $58.8 million in ACG and CSG, respectively, and a decrease in revenue of $11.8 million in HPA, which are further discussed in our Operating Segments results below.

The decrease in gross margin was driven by higher average selling price erosion in Android mass market 5G smartphones, while improved factory utilization positively impacted gross margin.

R&D expense increased driven by a $29.3 million increase in employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense) and a $19.1 million increase in product development costs related to developing new process technologies and new product categories.

Selling, general and administrative expense increased driven by a $7.5 million increase in employee-related costs (including salaries and benefits, incentive-based cash compensation and stock-based compensation expense).

In the six months ended September 28, 2024, "Other operating expense" includes a goodwill impairment charge of $96.5 million, other restructuring-related charges of $38.6 million and $10.6 million of expenses associated with a multiyear project to upgrade the core systems we use to run our business. In the six months ended September 30, 2023, "Other operating expense" includes a goodwill impairment charge of $48.0 million, $9.7 million of restructuring-related charges and $5.2 million of expenses associated with a multiyear project to upgrade the core systems we use to run our business. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the goodwill impairment charges and Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$148,251	$149,804	$(1,553)	(1.0)%
Operating income	13,066	25,446	(12,380)	(48.7)
Operating income as a % of revenue	8.8%	17.0%

	Six Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$277,719	$289,496	$(11,777)	(4.1)%
Operating income	17,947	49,410	(31,463)	(63.7)
Operating income as a % of revenue	6.5%	17.1%

Three months ended September 28, 2024 compared to the three months ended September 30, 2023
HPA revenue was relatively flat, with decreases in defense and aerospace driven by the timing of defense programs, partially offset by incremental revenue resulting from the acquisition of Anokiwave, Inc. ("Anokiwave").

The decrease in HPA operating income was due to an increase in operating expenses of $12.6 million, resulting from the acquisition of Anokiwave and higher employee-related costs (including salaries and benefits, as well as incentive-based cash compensation).

Six months ended September 28, 2024 compared to the six months ended September 30, 2023
The $11.8 million decrease in HPA revenue was attributable to revenue decreases of $18.7 million and $8.8 million in defense and aerospace, and infrastructure, respectively. These revenue decreases were driven by the timing of defense programs and infrastructure deployment cycles and were partially offset by a $14.9 million increase in power management revenue.

The decrease in HPA operating income was due to lower revenue and an increase in operating expenses of $20.5 million, resulting from the acquisition of Anokiwave and higher employee-related costs (including salaries and benefits, as well as incentive-based cash compensation).

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$146,822	$103,622	$43,200	41.7%
Operating loss	(8,974)	(27,725)	18,751	67.6
Operating loss as a % of revenue	(6.1)%	(26.8)%

	Six Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$261,675	$202,885	$58,790	29.0%
Operating loss	(28,475)	(47,886)	19,411	40.5
Operating loss as a % of revenue	(10.9)%	(23.6)%

Three months ended September 28, 2024 compared to the three months ended September 30, 2023
The $43.2 million increase in CSG revenue was attributable to a $40.6 million increase in revenue for our Wi-Fi components and automotive connectivity products, reflecting new product releases and improved channel inventory levels compared to the prior year.

The decrease in CSG operating loss was due to the impact of higher revenue and improved factory utilization.

Six months ended September 28, 2024 compared to the six months ended September 30, 2023
The $58.8 million increase in CSG revenue was attributable to a $64.8 million increase in revenue for our Wi-Fi components, ultra-wideband solutions and automotive connectivity products, reflecting new product releases and improved channel inventory levels compared to the prior year. These revenue increases were partially offset by a $6.9 million decrease in revenue from our biotechnology business, which was sold in fiscal 2024.

The decrease in CSG operating loss was due to the impact of higher revenue and improved factory utilization, partially offset by an increase in operating expenses of $6.3 million. The increase in operating expenses was driven by R&D activities related to developing new process technologies and new product categories, including salaries and benefits, as well as incentive-based cash compensation. In addition, our biotechnology business, which was sold in fiscal 2024, generated an operating loss of $8.9 million for the six months ended September 30, 2023.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$751,436	$850,067	$(98,631)	(11.6)%
Operating income	215,057	284,805	(69,748)	(24.5)
Operating income as a % of revenue	28.6%	33.5%

	Six Months Ended
(In thousands, except percentages)	September 28, 2024	September 30, 2023	Dollar Change	Percentage Change
Revenue	$1,393,786	$1,262,276	$131,510	10.4%
Operating income	331,506	329,803	1,703	0.5
Operating income as a % of revenue	23.8%	26.1%

Three months ended September 28, 2024 compared to the three months ended September 30, 2023
The $98.6 million decrease in ACG revenue was driven by a mix shift among smartphone customers to lower RF content 5G smartphones and a higher percentage of entry-level Android smartphones, which contain less RF content.

The decrease in ACG operating income was driven by lower revenue and an increase in operating expenses of $16.2 million. The increase in operating expenses was driven by R&D activities related to developing new process technologies and new product categories, including salaries and benefits, as well as incentive-based cash compensation. In addition, higher average selling price erosion in Android mass market 5G smartphones offset improved factory utilization.

Six months ended September 28, 2024 compared to the six months ended September 30, 2023
The $131.5 million increase in ACG revenue was driven by increased revenue from our largest customers in the first quarter of fiscal 2025, offset by a mix shift during the second quarter of fiscal 2025 among smartphone customers to lower RF content 5G smartphones and a higher percentage of entry-level Android smartphones, which contain less RF content.

ACG operating income was relatively flat reflecting higher revenue and improved factory utilization, offset by an increase in operating expenses of $33.5 million and higher average selling price erosion in Android mass market 5G smartphones. The increase in operating expenses was driven by R&D activities related to developing new process technologies and new product categories, including salaries and benefits, as well as incentive-based cash compensation.

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to the consolidated operating income for the three and six months ended September 28, 2024 and September 30, 2023.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest expense	$(22,594)	$(17,121)	$(39,688)	$(34,382)
Other income, net	15,422	5,211	27,187	18,927
Income tax expense	(19,938)	(42,057)	(18,801)	(33,956)

Interest expense
During the three and six months ended September 28, 2024 and September 30, 2023, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 7 of the Notes to Condensed Consolidated Financial

Statements for additional information. Interest expense for the three and six months ended September 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended September 28, 2024, we recorded interest income of $13.8 million and net gains of $1.7 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the six months ended September 28, 2024, we recorded interest income of $26.2 million and net gains of $0.6 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

During the three months ended September 30, 2023, we recorded interest income of $7.7 million and net losses of $2.5 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the six months ended September 30, 2023, we recorded interest income of $15.9 million and net gains of $2.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax expense
During the three and six months ended September 28, 2024, we recorded income tax expense of $19.9 million and $18.8 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of Global Intangible Low-Taxed Income ("GILTI"), partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits and discrete tax items. The discrete tax benefit for the three months ended September 28, 2024 primarily related to the impacts of restructuring activities initiated in fiscal 2025 (refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information). For the six months ended September 28, 2024, this tax benefit was offset by the discrete tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).

During the three and six months ended September 30, 2023, we recorded income tax expense of $42.1 million and $34.0 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, the impact of GILTI and discrete tax items, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits recorded during the period. The discrete tax expense for the three and six months ended September 30, 2023 primarily resulted from foreign currency gains recognized for tax purposes.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 28, 2024, we had working capital of approximately $1,198.7 million, including $1,096.5 million in cash and cash equivalents, compared to working capital of approximately $1,215.9 million, including $1,029.3 million in cash and cash equivalents as of March 30, 2024.

Our $1,096.5 million of total cash and cash equivalents as of September 28, 2024, includes approximately $888.0 million held by our foreign subsidiaries, of which $691.1 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may from time to time seek to retire or make additional optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the first quarter of fiscal 2025, we repurchased $27.3 million of the principal amount of our 2024 Notes, plus accrued and unpaid interest, on the open market. The remaining principal amount of the 2024 Notes of $412.5 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of September 28, 2024.

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The tax credit is provided for qualifying property which is placed in service after December 31, 2022, and for which construction begins before January 1, 2027. We recognized an anticipated tax credit during the three months ended September 28, 2024 within other non-current assets and will receive the cash benefit in future periods when applied against our tax obligations.

Stock Repurchases
During the six months ended September 28, 2024, we repurchased approximately 2.0 million shares of our common stock for approximately $207.5 million (including transaction costs and excise tax) under our share repurchase program. As of September 28, 2024, approximately $1,098.7 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $208.9 million and $137.9 million for the six months ended September 28, 2024 and September 30, 2023, respectively. This increase in cash provided by operating activities was driven by changes in working capital, partially offset by decreased profitability.

Cash Flows from Investing Activities
Net cash used in investing activities was $52.0 million and $24.2 million for the six months ended September 28, 2024 and September 30, 2023, respectively. During the six months ended September 28, 2024, the Company purchased $30.0 million of short-term investments and received proceeds of $55.6 million from the divestiture of our assembly and test operations in China. During the six months ended September 30, 2023, the Company received proceeds of $47.3 million, primarily from the sale of our manufacturing facility in Farmers Branch, Texas.

Cash Flows from Financing Activities
Net cash used in financing activities was $109.3 million and $214.3 million for the six months ended September 28, 2024 and September 30, 2023, respectively. During the six months ended September 28, 2024, we received net proceeds of $142.8 million from Luxshare Precision Industry Co., Ltd. for inventory (subject to repurchase) in connection with our supply agreement (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information) and we repurchased $27.3 million of the principal amount of our 2024 Notes for $26.7 million.

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

During the six months ended September 28, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of September 28, 2024, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. Interest on the 2024 Notes is payable on June 15 and December 15 of each year at a rate of 1.750% per annum. The remaining principal amount of the 2024 Notes of $412.5 million is included in "Current portion of long-term debt" in the Condensed Consolidated Balance Sheet as of September 28, 2024 and will mature on December 15, 2024, unless earlier redeemed in accordance with their terms. The 2024 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors").

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

Capital Commitments As of September 28, 2024, we had capital commitments of approximately $116.3 million primarily for expanding capability to develop and support new products, equipment and facility upgrades and cost savings initiatives.

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

Summarized Balance Sheets (In thousands)	September 28, 2024	March 30, 2024
ASSETS
Current assets (1)	$992,384	$803,900
Non-current assets	2,236,804	2,311,618

LIABILITIES
Current liabilities	$708,836	$727,138
Long-term liabilities (2)	2,374,968	2,306,883
(1) Includes net amounts due from Non-Guarantor subsidiaries of $332.3 million and $129.8 million as of September 28, 2024 and March 30, 2024, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $651.9 million and $597.3 million as of September 28, 2024 and March 30, 2024, respectively.

Summarized Statement of Operations	Six Months Ended
(In thousands)	September 28, 2024
Revenue	$571,250
Gross profit	118,405
Net loss	(228,665)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
June 30, 2024 to July 27, 2024	125	$121.83	125	$1,164.8
July 28, 2024 to August 24, 2024	434	108.44	434	1,117.7
August 25, 2024 to September 28, 2024	179	106.51	179	1,098.7
Total	738	$110.24	738

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors or Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the second quarter of fiscal 2025. None of our directors or Section 16 officers took actions with respect to a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K, during the second quarter of fiscal 2025.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Frank P. Stewart Senior Vice President and President of Advanced Cellular	Adoption	8/5/2024	10/2/2025	2,309
Philip J. Chesley Senior Vice President and President of High Performance Analog	Adoption	8/5/2024	8/29/2025	24,357
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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	October 30, 2024	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer