Form 10-Q
period 2024-12-28
Qorvo, Inc.
filed 2025-01-29
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024
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

As of January 22, 2025, there were 93,396,832 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$769,432	$1,029,258
Accounts receivable, net of allowances of $313 as of December 28, 2024 and March 30, 2024	427,863	412,960
Inventories	656,216	710,555
Prepaid expenses	38,368	40,563
Other receivables	10,859	14,427
Other current assets	77,690	78,993
Assets of disposal group held for sale	116,435	159,278
Total current assets	2,096,863	2,446,034
Property and equipment, net of accumulated depreciation of $1,806,645 and $1,683,592 as of December 28, 2024 and March 30, 2024, respectively	820,874	870,982
Goodwill	2,437,234	2,534,601
Intangible assets, net	332,338	509,383
Long-term investments	25,692	23,252
Other non-current assets	250,095	170,383
Total assets	$5,963,096	$6,554,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,341	$252,993
Accrued liabilities	268,335	336,767
Current portion of long-term debt	—	438,740
Other current liabilities	227,110	113,215
Liabilities of disposal group held for sale	29,075	88,372
Total current liabilities	807,861	1,230,087
Long-term debt	1,549,230	1,549,272
Other long-term liabilities	225,572	218,904
Total liabilities	2,582,663	2,998,263
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 93,559 and 95,798 shares issued and outstanding at December 28, 2024 and March 30, 2024, respectively	3,455,850	3,651,067
Accumulated other comprehensive loss	(10,069)	(5,097)
Accumulated deficit	(65,348)	(89,598)
Total stockholders’ equity	3,380,433	3,556,372
Total liabilities and stockholders’ equity	$5,963,096	$6,554,635
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Revenue	$916,317	$1,073,861	$2,849,497	$2,828,518
Cost of goods sold	524,901	685,983	1,680,471	1,721,880
Gross profit	391,416	387,878	1,169,026	1,106,638

Operating expenses:
Research and development	179,126	164,329	567,778	502,366
Selling, general and administrative	90,360	86,914	313,043	296,033
Goodwill impairment	—	173,414	96,458	221,414
Other operating expense	68,905	4,790	124,441	25,102
Total operating expenses	338,391	429,447	1,101,720	1,044,915
Operating income (loss)	53,025	(41,569)	67,306	61,723

Interest expense	(18,655)	(17,581)	(58,343)	(51,963)
Other income, net	14,526	15,359	41,713	34,286
Income (loss) before income taxes	48,896	(43,791)	50,676	44,046

Income tax expense	(7,625)	(83,147)	(26,426)	(117,103)
Net income (loss)	$41,271	$(126,938)	$24,250	$(73,057)

Net income (loss) per share:
Basic	$0.44	$(1.31)	$0.26	$(0.75)
Diluted	$0.43	$(1.31)	$0.25	$(0.75)

Weighted-average shares of common stock outstanding:
Basic	94,341	97,152	94,942	97,905
Diluted	95,031	97,152	95,808	97,905
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income (loss)	$41,271	$(126,938)	$24,250	$(73,057)
Other comprehensive (loss) income, net of tax:
Change in pension liability	1	—	(229)	—
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(11,218)	13,714	(4,742)	3,286
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	—	(3)	(1)	(9)
Other comprehensive (loss) income	(11,217)	13,711	(4,972)	3,277
Total comprehensive income (loss)	$30,054	$(113,227)	$19,278	$(69,780)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169
Net income	—	—	—	41,271	41,271
Other comprehensive loss	—	—	(11,217)	—	(11,217)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	28	(994)	—	—	(994)
Issuance of common stock in connection with employee stock purchase plan	233	14,446	—	—	14,446
Repurchase of common stock, including transaction costs and excise tax	(1,366)	(100,825)	—	—	(100,825)
Stock-based compensation	—	27,583	—	—	27,583
Balance, December 28, 2024	93,559	$3,455,850	$(10,069)	$(65,348)	$3,380,433

Balance, September 30, 2023	97,506	$3,796,189	$(13,609)	$34,606	$3,817,186
Net loss	—	—	—	(126,938)	(126,938)
Other comprehensive income	—	—	13,711	—	13,711
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	19	(847)	—	—	(847)
Issuance of common stock in connection with employee stock purchase plan	217	15,865	—	—	15,865
Repurchase of common stock, including transaction costs and excise tax	(1,062)	(100,812)	—	—	(100,812)
Stock-based compensation	—	20,182	—	—	20,182
Balance, December 30, 2023	96,680	$3,730,577	$102	$(92,332)	$3,638,347
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	24,250	24,250
Other comprehensive loss	—	—	(4,972)	—	(4,972)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	605	(30,515)	—	—	(30,515)
Issuance of common stock in connection with employee stock purchase plan	499	34,233	—	—	34,233
Repurchase of common stock, including transaction costs and excise tax	(3,343)	(308,296)	—	—	(308,296)
Stock-based compensation	—	109,361	—	—	109,361
Balance, December 28, 2024	93,559	$3,455,850	$(10,069)	$(65,348)	$3,380,433

Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(73,057)	(73,057)
Other comprehensive income	—	—	3,277	—	3,277
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	616	(25,010)	—	—	(25,010)
Issuance of common stock in connection with employee stock purchase plan	479	35,045	—	—	35,045
Repurchase of common stock, including transaction costs and excise tax	(3,064)	(198,208)	—	(103,770)	(301,978)
Stock-based compensation	—	97,276	—	—	97,276
Balance, December 30, 2023	96,680	$3,730,577	$102	$(92,332)	$3,638,347
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income (loss)	$24,250	$(73,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	122,912	146,841
Intangible assets amortization	103,146	92,308
Deferred income taxes	(63,268)	62,365
Goodwill impairment	96,458	221,414
Stock-based compensation expense	108,931	99,253
Other, net	73,588	24,453
Changes in operating assets and liabilities:
Accounts receivable, net	(16,449)	(179,315)
Inventories	3,819	66,190
Prepaid expenses and other assets	(30,510)	(10,312)
Accounts payable and accrued liabilities	(17,621)	183,091
Income taxes payable and receivable	(11,758)	(9,408)
Other liabilities	29,521	7,022
Net cash provided by operating activities	423,019	630,845
Cash flows from investing activities:
Purchase of property and equipment	(109,087)	(94,514)
Proceeds from sales of property and equipment	2,396	47,446
Proceeds from sale of business	55,576	—
Other investing activities	(7,969)	23,777
Net cash used in investing activities	(59,084)	(23,291)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(306,355)	(300,043)
Proceeds from the issuance of common stock	24,405	26,358
Tax withholding paid on behalf of employees for restricted stock units	(30,545)	(26,318)
Payment and repurchase of debt	(439,124)	(17,914)
Net proceeds from sale of inventory subject to repurchase	129,307	—
Other financing activities	(18,629)	(9,933)
Net cash used in financing activities	(640,941)	(327,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,820)	3,340
Net (decrease) increase in cash, cash equivalents and restricted cash	(279,826)	283,044
Cash, cash equivalents and restricted cash at the beginning of the period	1,049,258	808,943
Cash, cash equivalents and restricted cash at the end of the period	$769,432	$1,091,987

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$769,432	$1,071,987
Restricted cash included in "Other current assets"	—	20,000
Total cash, cash equivalents and restricted cash	$769,432	$1,091,987

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$63,104	$77,704
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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER DEVELOPMENTS

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The tax credit is provided for qualifying property and equipment which is placed in service after December 31, 2022, and for which construction begins before January 1, 2027. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. During the three and nine months ended December 28, 2024, the Company recognized an anticipated tax credit within other non-current assets related to qualifying expenditures placed in service since December 31, 2022 (which will be amortized over the useful lives of the qualifying assets), with a corresponding reduction to the carrying amount of the qualifying property and equipment.

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

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	December 28, 2024 (1)	March 30, 2024
Raw materials	$202,661	$201,748
Work in process	311,046	347,175
Finished goods	142,509	161,632
Total inventories	$656,216	$710,555
(1) Excludes $35.3 million of inventories, net of reserves, which has been reclassified to "Assets of disposal group held for sale." Refer to Note 5 for additional information.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. BUSINESS DIVESTITURE

On December 16, 2023, the Company entered into a definitive agreement (the "Purchase Agreement") with Luxshare Precision Industry Co., Ltd. ("Luxshare") to divest its assembly and test operations in Beijing and Dezhou, China (the "China Disposal Group") for preliminary cash proceeds of approximately $240.0 million (for the cash on hand of the disposed business, the assets and liabilities of the China Disposal Group and inventory). In the fourth quarter of fiscal 2024, regulatory approvals were received, and the China Disposal Group met the criteria to be classified as held for sale in accordance with Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"). In accordance with ASC 805, "Business Combinations," the China Disposal Group constituted a business, and therefore, the Company allocated $22.0 million of goodwill from three of its reporting units to assets held for sale based on a relative fair value basis. These reporting units were evaluated for impairment subsequent to the allocation of goodwill to the China Disposal Group and it was determined that the fair value of all reporting units was in excess of their carrying amounts. Additionally, in accordance with ASC 360, the China Disposal Group was measured at the lower of carrying value or fair value less costs to sell. As the carrying value of the China Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million was recognized for the fiscal year ended March 30, 2024, which was recorded in "Other operating expense" in the Consolidated Statement of Operations. The divestiture of the China Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20, "Presentation of Financial Statements: Discontinued Operations" ("ASC 205-20").

The Company completed the sale of its assembly and test operations in China on May 2, 2024 for a purchase price of approximately $232.0 million, resulting in an incremental loss of $8.0 million (which included an additional goodwill write-off of $1.0 million) recorded in "Other operating expense" in the Condensed Consolidated Statement of Operations for the three months ended June 29, 2024. The consideration received was for the cash on hand of the disposed business of $29.0 million, the assets and liabilities of the China Disposal Group of $76.0 million and inventory of $127.0 million. The inventory amount relates to inventory that the Company sold to Luxshare and is obligated to repurchase at a future date subsequent to the performance of assembly and test services by Luxshare pursuant to a supply agreement. The purchase price, which was subject to certain post-closing adjustments, increased to $234.0 million in the three months ended September 28, 2024, as a result of a $2.0 million increase in the value of inventory. Under the ongoing supply agreement, legal title to the inventory sold by the Company resides with Luxshare. In accordance with ASC 606 "Revenue from Contracts with Customers," the Company will continue to recognize the inventory on its balance sheet and record a financial liability (which is included in "Other current liabilities") equal to the cash received by the Company attributable to the inventory subject to repurchase.

The cash received from the sale of the assets and liabilities of the China Disposal Group of $76.0 million is included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 28, 2024, net of a $20.0 million deposit received in fiscal 2024 upon execution of the Purchase Agreement (which was included in “Other investing activities” in the fiscal 2024 Consolidated Statement of Cash Flows). The net proceeds from the sale of inventory subject to repurchase by the Company is included in cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 28, 2024.

5. BUSINESS HELD FOR SALE

In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its silicon carbide ("SiC") power device business and impairment testing was triggered. The inventory and long-lived assets that were held and used by this business were reviewed for impairment in accordance with ASC 330, "Inventory" and ASC 360, respectively, resulting in inventory write-downs of $13.7 million (for inventory expected to be disposed of) and impairments of intangible assets (primarily developed technology) of $16.6 million. In addition, as the SiC power device business constituted a reporting unit, the goodwill of the reporting unit was also subject to an impairment assessment in accordance with ASC 350, "Intangibles - Goodwill and Other" and it was determined that the carrying value exceeded the fair value of this reporting unit, resulting in a goodwill impairment charge of approximately $96.5 million (representing the entire goodwill assigned to this reporting unit).

Subsequently, in December 2024, the Company entered into a definitive agreement to divest its SiC power device business (the "SiC Disposal Group") for cash proceeds of approximately $115.0 million. As of December 28, 2024, the SiC Disposal Group

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

met the criteria to be classified as held for sale in accordance with ASC 360. The divestiture of the SiC Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20.

In accordance with ASC 360, the SiC Disposal Group was measured at the lower of carrying value or fair value (based on the preliminary purchase price) less costs to sell. As the fair value less costs to sell exceeded the carrying value of the SiC Disposal Group, no loss was recognized upon classification of the SiC Disposal Group as held for sale.

The carrying values of the major classes of assets and liabilities classified as held for sale as of December 28, 2024 are as follows (in thousands):

Intangible assets, net	$74,034
Inventories	35,317
Other assets	7,084
Total assets of disposal group held for sale	$116,435

Accounts payable and accrued liabilities	$14,008
Deferred tax liabilities	13,407
Other liabilities	1,660
Total liabilities of disposal group held for sale	$29,075

On January 14, 2025, the Company completed the sale of its SiC power device business, and based on the purchase price, the Company expects to record a gain on the sale in the fourth quarter of fiscal 2025.

Refer to Note 6 for additional information regarding the impairment of goodwill and intangible assets in the second quarter of fiscal 2025 and refer to Note 12 for information regarding additional charges associated with the divestiture of the SiC power device business.

6. GOODWILL AND INTANGIBLE ASSETS

In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its SiC power device business, and impairment testing was triggered. The impairment testing resulted in impairments of goodwill and intangible assets (primarily developed technology) of approximately $96.5 million and $16.6 million, respectively. The estimated fair values of the intangible assets and the reporting unit were determined using a market approach, and the significant inputs related to valuing these assets are classified as Level 3 in the fair value hierarchy. In December 2024, the Company entered into a definitive agreement to divest its SiC power device business and, as a result, the SiC Disposal Group met the criteria to be classified as held for sale as of December 28, 2024 in accordance with ASC 360 (refer to Note 5 for additional information).

The changes in the carrying amount of goodwill are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of March 30, 2024 (1)	$517,542	$300,299	$1,716,760	$2,534,601
Goodwill impairment	(96,458)	—	—	(96,458)
Goodwill written off related to sale of business (2)	—	(200)	(800)	(1,000)
Anokiwave, Inc. measurement period adjustments	91	—	—	91
Balance as of December 28, 2024 (1)	$421,175	$300,099	$1,715,960	$2,437,234
(1) The Company’s goodwill balance is presented net of accumulated impairment losses totaling $999.9 million and $903.4 million as of December 28, 2024 and March 30, 2024, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023, 2024 and 2025.
(2) Refer to Note 4 for additional information.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 28, 2024		March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology (1)	$690,472	$440,322	$903,089	$484,347
Customer relationships (1)	80,800	59,813	100,040	67,999
Technology licenses	74,519	23,388	54,869	6,525
Trade names	700	204	1,610	939
In-process research and development	9,574	N/A	9,585	N/A
Total (2)	$856,065	$523,727	$1,069,193	$559,810
(1) The December 28, 2024 balances exclude $109.5 million of gross carrying amount and $35.5 million of accumulated amortization for Developed technology, as well as $19.2 million of both gross carrying amount and accumulated amortization for Customer relationships of the SiC Disposal Group which has been reclassified to "Assets of disposal group held for sale." Refer to Note 5 for additional information.
(2) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments and are considered Level 1 in the fair value hierarchy. The fair value of the mutual funds as of December 28, 2024 and March 30, 2024 was $61.7 million and $52.3 million, respectively.

8. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	December 28, 2024	March 30, 2024
1.750% senior notes due 2024	$—	$439,738
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium, discount and issuance costs, net	(770)	(1,726)
Total debt	1,549,230	1,988,012
Less current portion of debt	—	(438,740)
Total long-term debt	$1,549,230	$1,549,272
Credit Agreement

On April 23, 2024, the Company entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the "Credit Agreement"), which replaced the previous credit agreement dated as of September 29, 2020. The Credit Agreement provides for a $325.0 million senior revolving line of credit (the "Revolving Facility"). Up to $25.0 million of the Revolving Facility may be used for the issuance of standby letters of credit, and up to $10.0 million of the Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). The Company may request at any time that the Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The Revolving Facility is available to finance working capital, capital expenditures and other lawful

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

corporate purposes. The initial maturity date of the Revolving Facility is April 23, 2029, which may be extended by up to two years by exercising extension options provided in the Credit Agreement.

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

During the nine months ended December 28, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and avoid an event of default. As of December 28, 2024, the Company was in compliance with these covenants.

Senior Notes due 2024

On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the "2024 Notes"). In fiscal 2024, the Company repurchased $60.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market. In the first quarter of fiscal 2025, the Company repurchased $27.3 million of the principal amount of the 2024 Notes, plus accrued and unpaid interest, on the open market, and the Company recognized a net gain on debt extinguishment of $0.6 million, which is included in "Other income, net" in the Condensed Consolidated Statement of Operations. The Company repaid the remaining principal balance of $412.5 million of the 2024 Notes, plus accrued and unpaid interest, with cash on hand upon maturity in December 2024.

The Company paid interest of $7.2 million and $8.6 million on the 2024 Notes during the nine months ended December 28, 2024 and December 30, 2023, respectively.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $37.2 million on the 2029 Notes during both the nine months ended December 28, 2024 and December 30, 2023.

Senior Notes due 2031

On September 29, 2020, the Company issued $700.0 million aggregate principal amount of its 3.375% senior notes due 2031 (the "2031 Notes"). The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors.

The 2031 Notes were issued pursuant to an indenture, dated as of September 29, 2020, by and among the Company, the Guarantors and MUFG Union Bank, N.A., as trustee (the "2020 Indenture"). The 2020 Indenture contains substantially the same customary events of default and negative covenants as the 2019 Indenture.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $23.6 million and $11.8 million on the 2031 Notes during the nine months ended December 28, 2024 and December 30, 2023, respectively.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of December 28, 2024 was $795.2 million and $598.7 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of March 30, 2024 was $426.9 million, $797.6 million and $603.8 million, respectively (compared to the outstanding principal amount of $439.7 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and nine months ended December 28, 2024, the Company recognized $19.4 million and $61.4 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million and $3.1 million, respectively. Interest expense for the three and nine months ended December 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. During the three and nine months ended December 30, 2023, the Company recognized $18.2 million and $54.2 million of interest expense, respectively, primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.6 million and $2.3 million, respectively.

9. STOCK REPURCHASES

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

During the three and nine months ended December 28, 2024, the Company repurchased approximately 1.4 million and 3.3 million shares of its common stock, respectively, for approximately $100.8 million and $308.3 million, respectively (including transaction costs and excise tax). As of December 28, 2024, approximately $998.6 million remains authorized for repurchases under the current share repurchase program.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and nine months ended December 30, 2023, the Company repurchased approximately 1.1 million and 3.1 million shares of its common stock, respectively, for approximately $100.8 million and $302.0 million, respectively (including transaction costs and excise tax) under its share repurchase program.

10. COMMITMENTS AND CONTINGENT LIABILITIES

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

11. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
United States	$602,675	$652,477	$1,706,741	$1,667,048
China	139,548	201,172	487,745	541,878
Other Asia	79,760	144,584	324,981	355,313
Taiwan	69,386	60,775	264,238	192,793
Europe	24,948	14,853	65,792	71,486
Total revenue	$916,317	$1,073,861	$2,849,497	$2,828,518

The Company also disaggregates revenue by operating segments (refer to Note 13).

12. RESTRUCTURING

2025 Restructuring Initiatives

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company determined in the second quarter of fiscal 2025 that there was a more-likely-than-not expectation of divesting its SiC power device business and impairment testing was triggered, which resulted in inventory write-downs of $13.7 million (for inventory expected to be disposed of), impairment of intangible assets of $16.6 million and a goodwill impairment charge of approximately $96.5 million. Subsequently, in December 2024, the Company entered into a definitive agreement to divest its SiC power device business and on January 14, 2025, the sale was completed. In addition, the Company took actions in the third quarter of fiscal 2025 to optimize its manufacturing footprint and reduce operating expenses, which included workforce reductions primarily targeting the Company's mass-market Android business and the cancellation of certain multiyear projects to update the Company's core business systems. In accordance with ASC 420, "Exit or Disposal Cost Obligations," the Company recorded $6.4 million related to the termination of a contract before the end of its term and recorded $27.7 million for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company. The Company also recorded asset impairments of $15.8 million related to the write-off of capitalized software costs

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

in accordance with ASC 360. Refer to Note 6 for additional information regarding the impairment of goodwill and intangible assets.

The Company will continue to evaluate its manufacturing footprint, cost structure and strategic opportunities but does not expect to incur additional material charges related to the 2025 Restructuring Initiatives.

The following table summarizes the fiscal 2025 charges resulting from the 2025 Restructuring Initiatives (in thousands):

	Three Months Ended December 28, 2024
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$6,231	$—	$38,005	$44,236
Asset impairment costs	699	—	15,819	16,518
One-time employee termination benefits	—	—	6,639	6,639
Total	$6,930	$—	$60,463	$67,393

	Nine Months Ended December 28, 2024
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$6,231	$—	$41,053	$47,284
Asset impairment costs	14,359	96,458	32,585	143,402
One-time employee termination benefits	—	—	6,639	6,639
Total	$20,590	$96,458	$80,277	$197,325

The following table summarizes the liability activity related to the 2025 Restructuring Initiatives for the nine months ended December 28, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$—	$—	$—
Costs incurred and charged to expense	6,639	41,053	47,692
Cash payments	(302)	(9,413)	(9,715)
Accrued restructuring balance as of December 28, 2024	$6,337	$31,640	$37,977

2024 Restructuring Initiative

In the third quarter of fiscal 2024 the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China. The sale of these operations (the "2024 Restructuring Initiative") was completed in the first quarter of fiscal 2025 (refer to Note 4 for additional information).

The following table summarizes the fiscal 2025 charges resulting from the 2024 Restructuring Initiative (in thousands):

	Three Months Ended December 28, 2024			Nine Months Ended December 28, 2024
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$181	$181	$—	$4,176	$4,176
Asset impairment costs (1)	—	—	—	1,754	5,718	7,472
One-time employee termination benefits	—	386	386	—	6,098	6,098
Total	$—	$567	$567	$1,754	$15,992	$17,746
(1) Refer to Note 4 for additional information.

The Company incurred immaterial legal and professional fees, recorded to "Other operating expense," in the third quarter of

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

fiscal 2024 as a result of the 2024 Restructuring Initiative.

As of December 28, 2024, the Company has recorded cumulative expenses of approximately $11.4 million, $44.4 million and $15.0 million for contract termination and other costs, asset impairment costs, and one-time employee termination benefits, respectively, as a result of the 2024 Restructuring Initiative. The Company does not expect to incur additional material charges related to the 2024 Restructuring Initiative.

The following table summarizes the liability activity related to the 2024 Restructuring Initiative for the nine months ended December 28, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$7,432	$4,080	$11,512
Costs incurred and charged to expense	6,098	4,176	10,274
Cash payments	(12,512)	(8,075)	(20,587)
Accrued restructuring balance as of December 28, 2024	$1,018	$181	$1,199

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

The Company incurred immaterial costs, recorded to "Other operating expense," in fiscal 2025 as a result of the 2023 Restructuring Initiatives.

The following table summarizes the fiscal 2024 charges resulting from the 2023 Restructuring Initiatives (in thousands):

	Three Months Ended December 30, 2023			Nine Months Ended December 30, 2023
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs (1)	$(250)	$773	$523	$19,028	$3,530	$22,558
Asset impairment costs	—	2,341	2,341	2,159	6,627	8,786
One-time employee termination benefits	—	7	7	—	2,681	2,681
Total	$(250)	$3,121	$2,871	$21,187	$12,838	$34,025
(1) Includes reversal due to adjustment of previously accrued restructuring charges.

As of December 28, 2024, the Company has recorded cumulative expenses of approximately $46.3 million, $99.9 million, $12.4 million and $5.9 million for contract termination and other costs, asset impairment costs, goodwill impairment charges, and one-time employee termination benefits, respectively, as a result of the 2023 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2023 Restructuring Initiatives.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the liability activity related to the 2023 Restructuring Initiatives for the nine months ended December 28, 2024 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$347	$9,308	$9,655
Costs incurred and charged to expense	321	278	599
Cash payments	(668)	(9,494)	(10,162)
Accrued restructuring balance as of December 28, 2024	$—	$92	$92

In fiscal 2025, the Company incurred immaterial legal fees and other costs, recorded to "Other operating expense" in connection with other miscellaneous restructuring initiatives.

13. OPERATING SEGMENT INFORMATION

The Company's three operating and reportable segments, HPA, CSG, and ACG, are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM allocates resources and evaluates the performance of each of the three operating segments primarily based on operating income. The Company’s manufacturing facilities service and provide benefit to all three operating segments, and the operating costs of the facilities are reflected in the cost of goods sold for each operating segment. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information.

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

The "All other" category includes operating expenses such as stock-based compensation expense, amortization of acquired intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill and other asset impairments, net adjustments related to a terminated capacity reservation agreement, gain or loss on assets, costs associated with upgrading certain of the Company's core business systems and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments, because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the "All other" category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of the "All other" category (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Revenue:
HPA	$171,678	$118,890	$449,397	$408,386
CSG	109,567	108,898	371,242	311,783
ACG	635,072	846,073	2,028,858	2,108,349
Total revenue	$916,317	$1,073,861	$2,849,497	$2,828,518
Operating income (loss):
HPA	$32,580	$1,578	$50,527	$50,988
CSG	(11,736)	(25,590)	(40,211)	(73,476)
ACG	161,228	263,792	492,734	593,595
All other	(129,047)	(281,349)	(435,744)	(509,384)
Operating income (loss)	53,025	(41,569)	67,306	61,723
Interest expense	(18,655)	(17,581)	(58,343)	(51,963)
Other income, net	14,526	15,359	41,713	34,286
Income (loss) before income taxes	$48,896	$(43,791)	$50,676	$44,046

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Reconciliation of "All other" category:
Stock-based compensation expense	$(28,384)	$(21,755)	$(108,931)	$(99,253)
Amortization of intangible assets	(26,085)	(29,787)	(86,041)	(90,622)
Restructuring-related charges (1)	(68,072)	(6,075)	(122,042)	(37,229)
Acquisition and integration-related costs	(1,382)	(2,529)	(5,175)	(4,576)
Goodwill impairment (2)	—	(173,414)	(96,458)	(221,414)
Net adjustments related to a terminated capacity reservation agreement	1,253	(51,864)	4,724	(51,864)
Other	(6,377)	4,075	(21,821)	(4,426)
Loss from operations for "All other"	$(129,047)	$(281,349)	$(435,744)	$(509,384)
(1) Refer to Note 12 for additional information.
(2) Refer to Note 6 for additional information.

14. INCOME TAXES

The Company’s income tax expense was $7.6 million and $26.4 million for the three and nine months ended December 28, 2024, respectively, and $83.1 million and $117.1 million for the three and nine months ended December 30, 2023, respectively. The Company’s effective tax rate was 15.6% and 52.1% for the three and nine months ended December 28, 2024, respectively, and (189.9)% and 265.9% for the three and nine months ended December 30, 2023, respectively.

The Company's effective tax rate for the three and nine months ended December 28, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, Global Intangible Low-Taxed Income ("GILTI"), domestic tax credits generated, discrete pretax items and discrete tax items. After consideration of pretax items taxed discretely in the period, the Company recognized tax expense associated with its ongoing operations and the period-to-date income, which was partially offset by discrete tax benefits of $11.4 million and $11.2 million for the three and nine months ended December 28, 2024, respectively. The discrete tax benefit for the three and nine months ended December 28, 2024 primarily related to the tax

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

impacts of the 2025 Restructuring Initiatives (refer to Note 12 for additional information). For the nine months ended December 28, 2024, this tax benefit was partially offset by the tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 for additional information).

The Company's effective tax rate for the three and nine months ended December 30, 2023 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, discrete charges and tax items recorded during the periods including effects of non-deductible goodwill impairment charges within the CSG segment. A discrete tax expense of $40.2 million and $45.7 million was recorded during the three and nine months ended December 30, 2023, respectively. The discrete tax expense for the three months ended December 30, 2023 primarily related to the tax impacts of the Company's reversal of its permanent reinvestment assertion, sale of its non-core biotechnology business, termination of a long-term capacity reservation agreement, and the correlative effects on GILTI. The discrete tax expense for the three and nine months ended December 30, 2023 was also impacted by foreign currency gains recognized for tax purposes.

15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$41,271	$(126,938)	$24,250	$(73,057)
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	94,341	97,152	94,942	97,905
Effect of dilutive securities:
Stock-based awards	690	—	866	—
Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	95,031	97,152	95,808	97,905
Basic net income (loss) per share	$0.44	$(1.31)	$0.26	$(0.75)
Diluted net income (loss) per share	$0.43	$(1.31)	$0.25	$(0.75)

In the computation of diluted net income per share for the three and nine months ended December 28, 2024, approximately 2.0 million and 0.8 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of net loss per share for the three and nine months ended December 30, 2023, approximately 2.2 million and 1.6 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of December 28, 2024.

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

THIRD QUARTER FISCAL 2025 OVERVIEW

•Revenue for the third quarter of fiscal 2025 decreased 14.7% as compared to the third quarter of fiscal 2024, driven by a mix shift among smartphone customers to lower RF content 5G smartphones and a higher percentage of mass market Android smartphones, which contain less RF content. Revenue increased in defense and aerospace, as well as in infrastructure, driven by the timing of defense programs and infrastructure deployment cycles as compared to the prior year.

•Gross margin increased to 42.7% for the third quarter of fiscal 2025 as compared to 36.1% for the third quarter of fiscal 2024. Charges related to a long-term capacity reservation agreement negatively impacted gross margin by 4.8% in the third quarter of fiscal 2024. In the third quarter of fiscal 2025, favorable business mix increased gross margin compared to the prior year.

•Operating income was $53.0 million for the third quarter of fiscal 2025 as compared to operating loss of $41.6 million for the third quarter of fiscal 2024.

•Net income per diluted share was $0.43 for the third quarter of fiscal 2025 as compared to net loss per share of $1.31 for the third quarter of fiscal 2024.

•Net cash provided by operating activities was $214.1 million for the third quarter of fiscal 2025 as compared to $492.9 million for the third quarter of fiscal 2024.

•Capital expenditures were $37.8 million for the third quarter of fiscal 2025 as compared to $26.4 million for the third quarter of fiscal 2024.

•We repaid the remaining principal balance of $412.5 million on our 1.750% senior notes due 2024 (the "2024 Notes") with cash on hand at maturity.

•We recorded $68.1 million in restructuring-related charges, primarily in connection with initiatives to optimize our manufacturing footprint and reduce operating expenses, which included charges for workforce reductions, asset impairments and contract cancellations, resulting from restructuring our Android business and canceling certain multiyear projects to update our core business systems.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	December 28, 2024	% of Revenue	December 30, 2023	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$916,317	100.0%	$1,073,861	100.0%	$(157,544)	(14.7)%
Cost of goods sold	524,901	57.3	685,983	63.9	(161,082)	(23.5)
Gross profit	391,416	42.7	387,878	36.1	3,538	0.9
Research and development	179,126	19.5	164,329	15.3	14,797	9.0
Selling, general and administrative	90,360	9.9	86,914	8.1	3,446	4.0
Other operating expense (1)	68,905	7.5	178,204	16.6	(109,299)	(61.3)
Operating income (loss)	$53,025	5.8%	$(41,569)	(3.9)%	$94,594	227.6%

	Nine Months Ended
	December 28, 2024	% of Revenue	December 30, 2023	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,849,497	100.0%	$2,828,518	100.0%	$20,979	0.7%
Cost of goods sold	1,680,471	59.0	1,721,880	60.9	(41,409)	(2.4)
Gross profit	1,169,026	41.0	1,106,638	39.1	62,388	5.6
Research and development	567,778	19.9	502,366	17.7	65,412	13.0
Selling, general and administrative	313,043	11.0	296,033	10.5	17,010	5.7
Other operating expense (1)	220,899	7.7	246,516	8.7	(25,617)	(10.4)
Operating income	$67,306	2.4%	$61,723	2.2%	$5,583	9.0%
(1) Other operating expense includes goodwill impairment charges.

Three months ended December 28, 2024 compared to the three months ended December 30, 2023
The decrease in consolidated revenue resulted from a decrease in revenue of $211.0 million in ACG and increases in revenue of $52.8 million and $0.7 million in HPA and CSG, respectively, which are further discussed in our Operating Segments results below.

Charges related to a long-term capacity reservation agreement, which included a contract termination fee, negatively impacted gross margin by 4.8% in the three months ended December 30, 2023. In the three months ended December 28, 2024, favorable business mix increased gross margin compared to the prior year.

Research and development expenses increased driven by a $14.9 million increase in employee-related costs (including salaries and benefits, and stock-based compensation expense).

Selling, general and administrative expenses increased driven by a $6.3 million increase in employee-related costs (including salaries and benefits, and stock-based compensation expense), offset by a decrease in professional fees of $5.0 million.

In the three months ended December 28, 2024, "Other operating expense" includes restructuring-related charges of $61.1 million, primarily related to the cancellation of certain multiyear projects to upgrade our core business systems. In the three months ended December 30, 2023, "Other operating expense" includes a goodwill impairment charge of $173.4 million and restructuring-related charges of $6.3 million. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Nine months ended December 28, 2024 compared to the nine months ended December 30, 2023
The increase in consolidated revenue resulted from increases in revenue of $59.5 million and $41.0 million in CSG and HPA, respectively, offset by a decrease in revenue of $79.5 million in ACG, which are further discussed in our Operating Segments results below.

Charges related to a long-term capacity reservation agreement, which included a contract termination fee, negatively impacted gross margin by 1.8% in the nine months ended December 30, 2023. In the nine months ended December 28, 2024, improved factory utilization increased gross margin, while average selling-price erosion negatively impacted gross margin.

Research and development expense increased driven by a $44.3 million increase in employee-related costs (including salaries and benefits, stock-based compensation expense and incentive-based cash compensation) and a $25.1 million increase in product development costs related to developing new process technologies and new product categories.

Selling, general and administrative expense increased driven by a $13.8 million increase in employee-related costs (including salaries and benefits, stock-based compensation expense and incentive-based cash compensation).

In the nine months ended December 28, 2024, "Other operating expense" includes a goodwill impairment charge of $96.5 million, other restructuring-related charges of $99.7 million and $14.8 million of expenses associated with multiyear projects to upgrade our core business systems, prior to cancellation of certain projects in the three months ended December 28, 2024. In the nine months ended December 30, 2023, "Other operating expense" includes goodwill impairment charges of $221.4 million, $16.0 million of restructuring-related charges and $8.4 million of expenses associated with certain multiyear projects to upgrade our core business systems. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the goodwill impairment charge and Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$171,678	$118,890	$52,788	44.4%
Operating income	32,580	1,578	31,002	1,964.6
Operating income as a % of revenue	19.0%	1.3%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$449,397	$408,386	$41,011	10.0%
Operating income	50,527	50,988	(461)	(0.9)
Operating income as a % of revenue	11.2%	12.5%

Three months ended December 28, 2024 compared to the three months ended December 30, 2023
The $52.8 million increase in HPA revenue was attributable to a $40.4 million increase in revenue from infrastructure, and defense and aerospace. The revenue increase in infrastructure was driven by the timing of infrastructure deployment cycles, while the revenue increase in defense and aerospace was driven by the timing of defense programs and incremental revenue resulting from the acquisition of Anokiwave, Inc. ("Anokiwave") in the fourth quarter of fiscal 2024.

The increase in HPA operating income was due to the impact of higher revenue and improved factory utilization, partially offset by an increase in operating expenses of $7.4 million, resulting from the acquisition of Anokiwave and higher salaries and benefits.

HPA results for the three months ended December 28, 2024 include $8.6 million in revenue and an operating loss of $5.1 million from the silicon carbide ("SiC") power device business, which was subsequently sold in January 2025.

Nine months ended December 28, 2024 compared to the nine months ended December 30, 2023
The $41.0 million increase in HPA revenue was attributable to a $38.0 million increase in revenue from power management, infrastructure, and defense and aerospace. The revenue increase in power management, which includes our SiC-based products and products supporting solid-state drives and power tools, was driven by improved channel inventory levels compared to the prior year. The revenue increase in infrastructure was driven by the timing of infrastructure deployment cycles, while the revenue increase in defense and aerospace was impacted by the acquisition of Anokiwave.

The decrease in HPA operating income was due to an increase in operating expenses, offset by the impact of higher revenue and improved factory utilization. Operating expenses increased $27.9 million, resulting from the acquisition of Anokiwave and higher employee-related costs (including salaries and benefits, as well as incentive-based cash compensation).

HPA results for the nine months ended December 28, 2024 include $25.7 million in revenue and an operating loss of $14.6 million from the SiC power device business, which was subsequently sold in January 2025.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$109,567	$108,898	$669	0.6%
Operating loss	(11,736)	(25,590)	13,854	54.1
Operating loss as a % of revenue	(10.7)%	(23.5)%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$371,242	$311,783	$59,459	19.1%
Operating loss	(40,211)	(73,476)	33,265	45.3
Operating loss as a % of revenue	(10.8)%	(23.6)%

Three months ended December 28, 2024 compared to the three months ended December 30, 2023
The $0.7 million increase in CSG revenue was attributable to a $9.0 million increase in revenue for our ultra-wideband solutions, automotive connectivity and sensing products, reflecting new product releases and improved channel inventory levels compared to the prior year. These increases were offset by an $8.3 million decrease in revenue for our Wi-Fi components due to timing of customer product releases.

The decrease in CSG operating loss was due to favorable product mix and improved factory utilization.

Nine months ended December 28, 2024 compared to the nine months ended December 30, 2023
The $59.5 million increase in CSG revenue was attributable to a $66.6 million increase in revenue for our Wi-Fi components, ultra-wideband solutions, automotive connectivity and sensing products, reflecting new product releases and improved channel inventory levels compared to the prior year. These revenue increases were partially offset by a $7.1 million decrease in revenue from our biotechnology business, which was sold in fiscal 2024.

The decrease in CSG operating loss was due to the impact of higher revenue, favorable product mix and improved factory utilization, partially offset by an increase in operating expenses of $5.4 million. The increase in operating expenses was driven by research and development expenses, including salaries and benefits, as well as incentive-based cash compensation, related to developing new process technologies and new product categories. In addition, our biotechnology business, which was sold in fiscal 2024, generated an operating loss of $8.8 million for the nine months ended December 30, 2023.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$635,072	$846,073	$(211,001)	(24.9)%
Operating income	161,228	263,792	(102,564)	(38.9)
Operating income as a % of revenue	25.4%	31.2%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2024	December 30, 2023	Dollar Change	Percentage Change
Revenue	$2,028,858	$2,108,349	$(79,491)	(3.8)%
Operating income	492,734	593,595	(100,861)	(17.0)
Operating income as a % of revenue	24.3%	28.2%

Three months ended December 28, 2024 compared to the three months ended December 30, 2023
The $211.0 million decrease in ACG revenue was driven by a mix shift among smartphone customers to lower RF content 5G smartphones. We are strategically focusing on opportunities in the flagship and premium tiers within the Android ecosystem and reducing our exposure in mass-market Android smartphones.

The decrease in ACG operating income was driven by lower revenue and an increase in operating expenses of $7.0 million. The increase in operating expenses was driven by research and development expenses, including salaries and benefits, related to developing new process technologies and new product categories.

Nine months ended December 28, 2024 compared to the nine months ended December 30, 2023
The $79.5 million decrease in ACG revenue was driven by a mix shift beginning in the second quarter of fiscal 2025 among smartphone customers to lower RF content 5G smartphones. We are strategically focusing on opportunities in the flagship and premium tiers within the Android ecosystem and reducing our exposure in mass-market Android smartphones.

The decrease in ACG operating income was driven by an increase in operating expenses of $40.5 million, lower revenue and average selling-price erosion in Android mass market 5G smartphones. The increase in operating expenses was driven by research and development expenses, including salaries and benefits, as well as incentive-based cash compensation, related to developing new process technologies and new product categories.

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to the consolidated operating income (loss) for the three and nine months ended December 28, 2024 and December 30, 2023.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Interest expense	$(18,655)	$(17,581)	$(58,343)	$(51,963)
Other income, net	14,526	15,359	41,713	34,286
Income tax expense	(7,625)	(83,147)	(26,426)	(117,103)

Interest expense
During the three and nine months ended December 28, 2024 and December 30, 2023, we recorded interest expense primarily related to our 2024 Notes, our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes"). Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest expense for the three and nine months ended December 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended December 28, 2024, we recorded interest income of $11.7 million and net gains of $3.3 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the nine months ended December 28, 2024, we recorded interest income of $37.9 million and net gains of $3.9 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

During the three months ended December 30, 2023, we recorded interest income of $9.6 million and net gains of $3.8 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the nine months ended December 30, 2023, we recorded interest income of $25.5 million and net gains of $5.9 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax expense
During the three and nine months ended December 28, 2024, we recorded income tax expense of $7.6 million and $26.4 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of Global Intangible Low-Taxed Income ("GILTI"), partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits and discrete tax items. The discrete tax benefit for the three and nine months ended December 28, 2024 primarily related to the impacts of restructuring activities initiated in fiscal 2025 (refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information). For the nine months ended December 28, 2024, this tax benefit was offset by the discrete tax effects of the sale of the Company's assembly and test operations in China (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).

During the three and nine months ended December 30, 2023, we recorded income tax expense of $83.1 million and $117.1 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, the impact of GILTI and discrete tax items, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits recorded during the periods. The discrete tax expense for the three months ended December 30, 2023 primarily related to the tax impacts of the Company's reversal of its permanent reinvestment assertion, sale of its non-core biotechnology business, termination of a long-term capacity reservation agreement, and the correlative effects on GILTI. The discrete tax expense for the three and nine months ended December 30, 2023 was also impacted by foreign currency gains recognized for tax purposes.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 28, 2024, we had working capital of approximately $1,289.0 million, including $769.4 million in cash and cash equivalents, compared to working capital of approximately $1,215.9 million, including $1,029.3 million in cash and cash equivalents as of March 30, 2024.

Our $769.4 million of total cash and cash equivalents as of December 28, 2024, includes approximately $667.1 million held by our foreign subsidiaries, of which $472.3 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

We may, from time to time, seek to retire or make additional optional payments on our outstanding debt obligations through repurchases or exchanges of our outstanding notes, which may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. Such tenders, exchanges, purchases, or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The tax credit is provided for qualifying property which is placed in service after December 31, 2022, and for which construction begins before January 1, 2027. We recognized an anticipated tax credit during the three and nine months ended December 28, 2024 within other non-current assets and will receive the cash benefit in future periods when applied against our tax obligations.

Stock Repurchases
During the nine months ended December 28, 2024, we repurchased approximately 3.3 million shares of our common stock for approximately $308.3 million (including transaction costs and excise tax) under our share repurchase program. As of December 28, 2024, approximately $998.6 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $423.0 million and $630.8 million for the nine months ended December 28, 2024 and December 30, 2023, respectively. The decrease in cash provided by operating activities was attributable to changes in net working capital and lower profitability when adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, goodwill impairment, stock-based compensation expense and other non-cash items). The changes in net working capital were driven by decreases in current liabilities and reductions in inventory as compared to the prior year, partially offset by changes in accounts receivable resulting from timing of sales. Other current liabilities as of December 30, 2023 includes a contract termination fee of $65.0 million related to a long-term capacity reservation agreement.

Cash Flows from Investing Activities
Net cash used in investing activities was $59.1 million and $23.3 million for the nine months ended December 28, 2024 and December 30, 2023, respectively. During the nine months ended December 28, 2024, we received proceeds of $55.6 million from the divestiture of our assembly and test operations in China. During the nine months ended December 30, 2023, we received proceeds of $47.4 million, primarily from the sale of our manufacturing facility in Farmers Branch, Texas, and a $20.0 million deposit upon execution of an agreement to divest our assembly and test operations in China.

Cash Flows from Financing Activities
Net cash used in financing activities was $640.9 million and $327.9 million for the nine months ended December 28, 2024 and December 30, 2023, respectively. During the nine months ended December 28, 2024, we received net proceeds of $129.3 million from Luxshare Precision Industry Co., Ltd. for inventory (subject to repurchase) in connection with our supply agreement (refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information), and we repaid $439.1 million of the principal amount of our 2024 Notes, which matured in December 2024 (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information).

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

During the nine months ended December 28, 2024, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 28, 2024, we were in compliance with these covenants.

2024 Notes On December 14, 2021, we issued $500.0 million aggregate principal amount of our 2024 Notes. The remaining principal amount of the 2024 Notes of $412.5 million was repaid with cash on hand, at maturity, in the third quarter of fiscal 2025.

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

For additional information regarding our debt, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of December 28, 2024, we had capital commitments of approximately $101.6 million primarily for expanding capability to develop and support new products (which includes technology licenses of approximately $44.5 million), equipment and facility upgrades and cost savings initiatives.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2029 Notes and the 2031 Notes (together, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. (the

"Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets (In thousands)	December 28, 2024	March 30, 2024
ASSETS
Current assets (1)	$719,891	$803,900
Non-current assets	2,349,531	2,311,618

LIABILITIES
Current liabilities	$241,062	$727,138
Long-term liabilities (2)	2,421,686	2,306,883
(1) Includes net amounts due from Non-Guarantor subsidiaries of $209.3 million and $129.8 million as of December 28, 2024 and March 30, 2024, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $668.6 million and $597.3 million as of December 28, 2024 and March 30, 2024, respectively.

Summarized Statement of Income	Nine Months Ended
(In thousands)	December 28, 2024
Revenue	$870,598
Gross profit	198,920
Net income	24,250

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
September 29, 2024 to October 26, 2024	155	$102.11	155	$1,082.8
October 27, 2024 to November 23, 2024	219	72.54	219	1,066.9
November 24, 2024 to December 28, 2024	991	68.88	991	998.6
Total	1,365	$73.25	1,365

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the third quarter of fiscal 2025, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

10.1	Qorvo, Inc. Amended and Restated Severance Benefits Plan and Summary Plan Description*

22	List of Subsidiary Guarantors

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in iXBRL

*Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	January 29, 2025	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer