Form 10-K
period 2025-03-29
Qorvo, Inc.
filed 2025-05-19
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2025
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9,777,465,384 as of September 28, 2024. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of May 12, 2025, there were 93,025,179 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2025 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended March 29, 2025.

In this Annual Report on Form 10-K, the words "Qorvo," "we," "our," "ours," "us" and "the Company" refer only to Qorvo, Inc. and our subsidiaries and not any other person or entity. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, particularly in Item 1: "Business," Item 1A: "Risk Factors" and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; our expectations regarding our ability to sufficiently fund capital expenditures; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions, such as technology upgrade cycles; our future demand or supply conditions or macroeconomic factors; strategic investments, acquisitions, divestitures, or restructuring initiatives and the anticipated timing or benefits thereof; impacts of government actions or regulations, including changes in trade policies or tax laws, on our business; legal or regulatory matters; U.S./China trade and national security tensions; global hostilities, including the war in Ukraine and the ongoing conflict in the Middle East; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.

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

HPA is a leading global supplier of radio frequency ("RF"), analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband ("UWB"), Matter®, Bluetooth® Low Energy ("BLE"), Zigbee®, Thread®, Wi-Fi®, cellular solutions for the Internet of Things ("IoT") and microelectromechanical system ("MEMS")-based sensors. ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices.

Industry Trends, Markets, Products and Applications

Global connectivity trends and the proliferation of more intelligent, data-intensive applications are increasing demand for technologies that efficiently increase data throughput, improve user experiences and enable new methods of human-machine interaction. These and other global macro trends are increasing the demand for our technologies and products.

Qorvo serves six primary end markets: automotive, consumer, defense and aerospace ("D&A"), industrial and enterprise, infrastructure and mobile. Our products solve our customers’ most complex challenges while enhancing performance, improving efficiency, increasing functionality, enabling new form factors and addressing other critical challenges.

High Performance Analog
HPA primarily serves the D&A, infrastructure, industrial and enterprise, and consumer markets.

In the D&A market, Qorvo focuses primarily on high-power phased array radar for electronic military applications and communications systems for both defense and commercial space satellite communications. Within these markets, there are expanding opportunities for HPA's products and technologies driven by global macrotrends including upgrades to legacy radar systems; the shift to new, higher frequency bands; and the trend of “one to many,” which requires a greater number of smaller, more highly integrated and scalable networked platforms to achieve mission success.

In addition, investment is increasing in low Earth orbit ("LEO") satellite communication ("SATCOM") networks that enable both commercial and military connectivity around the globe. HPA is a leading supplier of RF products and compound semiconductor foundry services to U.S. defense primes and other global D&A customers. We supply the top tier companies in LEO SATCOM constellation ecosystems with products for satellites and airborne flat panel array terminals. We also engage directly with U.S. government agencies, including the Department of Defense ("DoD"), to develop next-generation semiconductor and packaging technologies. Our standard product portfolio of industry-leading D&A solutions includes high-power RF amplifiers, low noise amplifiers ("LNAs"), switches, limiters, filters, phase shifters, mixers, multiplexers, attenuators, beamforming integrated circuits ("ICs"), power management ICs ("PMICs") and control ICs and fully integrated RF front end modules ("FEMs"). Our services portfolio includes an extensive set of compound semiconductor foundry services, wafer processing, advanced packaging and heterogeneous integration solutions.

In the infrastructure market, data-intensive use cases such as machine learning, industrial automation, robotics and augmented reality/virtual reality ("AR/VR") are increasing the performance and capacity requirements of wired and wireless 5G networks. In cellular base stations, the migration to 5G increases capacity, expands coverage and lowers the cost per bit of data. Qorvo supports cellular base station original equipment manufacturers ("OEMs") with a broad portfolio of infrastructure solutions to address their most critical requirements for data capacity, throughput and efficiency. Qorvo's cellular infrastructure products include switches, filters, LNA modules, discrete LNAs, variable gain amplifiers and control circuits. In broadband infrastructure, network operators are migrating from Data Over Cable Service Interface Specification ("DOCSIS") 3.1 to DOCSIS 4.0 to increase the efficiency of existing infrastructure and significantly increase download and upload speeds for end users. Qorvo is enabling the transition to DOCSIS 4.0 with a broad portfolio of products including high-output power doublers, drivers, preamplifiers, return amplifiers, voltage-controlled attenuators, digital step attenuators, switches and voltage variable equalizers.

HPA serves industrial and enterprise markets with solutions that leverage our configurable power management intellectual property ("IP"). We provide unique solutions for power management, motor control and battery management systems across a broad set of applications, including factory motor drives and controls, large power tools, factory transport systems, robotics, industrial drones, pumps and fans. We also provide solutions to meet artificial intelligence ("AI")-driven demand for highly efficient data center solid-state drive power. The requirement for enhanced power efficiency in all electronics, furthered by the need to extend battery life in the growing number of battery-powered devices, is driving greater demand for advanced power management, motor control and battery management system solutions.

In consumer and mobile markets, HPA’s configurable power management IP enables rapid product development across multiple generations of products. We provide PMICs for consumer applications including wearables, chargers, portable video processing devices and solid-state drives for client computing applications. We also provide motor control and drive products and battery management system solutions to industry-leading providers of appliances and electric power and garden tools. Our products reduce solution size, improve battery life, lower cost, improve system reliability and shorten customers’ product development time.

Connectivity and Sensor Group
CSG serves the automotive, consumer, industrial and enterprise and mobile markets. The proliferation of data-driven, connected devices that sense, process and communicate are driving demand for Qorvo's wireless connectivity solutions, which increase throughput, reduce latency, enhance security and maximize efficiency.

In automotive markets, new use cases including vehicle-to-everything ("V2X") communications, advanced connectivity services and secure car access are supporting the migration to more connected, more intelligent vehicles. This is increasing the content opportunity across multiple connectivity and sensing technologies, including cellular, V2X, Wi-Fi, satellite radio, MEMS-based force-sensing and UWB. V2X assists autonomous driving and our UWB solutions enable Child Presence Detection systems, which detect and alert if a child or pet is accidentally left behind in a vehicle. Our UWB solutions also contribute to vehicle security as we leverage ultra-low latency communication and precision location accuracy to enable and significantly improve the security of digital key access and digital key sharing compared to legacy technologies. Our connectivity and sensor products for automotive applications include Bulk Acoustic Wave ("BAW") filters, LNAs, switches, power amplifiers ("PAs"), front end solutions, force-sensing touch sensors and UWB solutions. All of our automotive products meet or exceed AEC-Q100 quality and reliability standards, and our customers include market leading Tier-1 suppliers.

In consumer and mobile markets, continuing trends within AR/VR, connected home, context awareness, gaming, secure home access, secure transactions and other applications are driving requirements for connectivity and accurate location solutions. For example, in the connected home, entertainment, comfort, health monitoring, property monitoring and security can be accessed and controlled remotely through a tablet, smartphone, or peer-to-peer device such as a voice-enabled remote control or home control assistant. UWB is also enabling contextual awareness through location-based interactions, or presence detection, by leveraging the radar capabilities of UWB technology.

In industrial and enterprise markets, connectivity solutions improve operational efficiency and worker safety by enabling precise indoor turn-by-turn navigation, virtual fences and virtual replicas of physical manufacturing systems, referred to as digital twins. Real-time location tracking of mobile assets such as forklifts, robots and tools helps prevent losses and optimizes usage, while monitoring work-in-progress materials across production lines helps reduce bottlenecks and ensures just-in-time/just-in-place delivery. Geofencing of restricted areas can alert workers when they enter hazardous zones or unauthorized areas, or in the case of an incident, help direct responders locate workers more quickly.

Qorvo’s connectivity product portfolio includes Wi-Fi RF front end solutions, multi-protocol (BLE, Zigbee, Matter and Thread) system-on-a-chip ("SoC") solutions, UWB SoCs and UWB system-in-package ("SiP") solutions. Qorvo’s multi-protocol SoCs enable multiple radios to connect concurrently. The coexistence of multiple low-power wireless protocols in a SoC reduces form factor, extends battery life and helps advance the proliferation of IoT devices. Qorvo’s UWB SoC and SiP solutions, in combination with our broad ecosystem of hardware, software and solutions partners, enable precision location accuracy and security in use cases including secure home access, secure car access, indoor navigation and other applications.

In Wi-Fi, new standards and architectures, such as 802.11ax (Wi-Fi 6 and Wi-Fi 6E) and 802.11be (Wi-Fi 7), are enhancing performance, increasing range and capacity and enabling new use cases. The Wi-Fi 7 standard doubles the channel bandwidth and number of spatial streams compared to Wi-Fi 6E and uses multi-link operation to combine portions of the 5 GHz and 6 GHz bands into a single link, enabling faster speeds over longer distances. We have begun development for Wi-Fi 8 front end solutions in alignment with market leading chipset providers. As standards and architectures evolve, functional requirements increase and demand more highly integrated RF front end solutions. Qorvo’s Wi-Fi portfolio includes PAs, switches, LNAs and BAW filters, as well as solutions including FEMs and iFEMs featuring integrated filters.

Advanced Cellular Group
ACG primarily serves the mobile market, which is characterized by highly complex devices and large unit volumes of smartphones, wearables, laptops, tablets and other devices. Our portfolio includes highly integrated and functionally dense RF modules, envelope tracking ("ET") RF PMICs, antenna tuners, filters and switches. Our advanced cellular products leverage multiple manufacturing processes and packaging technologies, including highly differentiated Qorvo technologies.

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

These challenges, along with increases in device functionality and complexity, are driving requirements for more advanced and more highly integrated system-level solutions that improve performance, enhance power efficiency and increase functional density.

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

We have developed multiple generations of gallium arsenide ("GaAs"), gallium nitride ("GaN"), BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and lower manufacturing costs. We also source technologies in cooperation with key suppliers, including GaAs; silicon on insulator ("SOI") for LNAs, switches and tuners; silicon germanium ("SiGe") for amplifiers and LNAs; complementary metal oxide semiconductor ("CMOS") for digital controllers; specialized CMOS for PMICs, SoC solutions, ET and average power tracking ("APT") power management, and power control in cellular modules; and MEMS technology for switches and tuners. We are leveraging AI and machine learning in areas including product design, and we are integrating AI and machine learning functionality through integrated software in products including PMICs and SoCs. We combine these technologies with proprietary design methods, IP and other expertise to improve performance, increase integration and reduce the size and cost of our products.

We develop and qualify advanced packaging technologies to reduce component size, improve performance and reduce package costs. We also invest in packaging R&D internally, including at our advanced microwave module assembly facility in Richardson, Texas, and in cooperation with outsourced semiconductor assembly and test companies to support the performance, size and cost roadmap required by our products.

Raw Materials and Manufacturing

We purchase numerous raw materials and parts, such as silicon, passive components and substrates for our manufacturing processes. In our GaN and GaAs manufacturing operations, we use several raw materials, including GaN on silicon carbide ("SiC") wafers and GaAs wafers. In our acoustic filter manufacturing operations, raw materials include silicon, lithium niobate and lithium tantalate.

Our procurement and supply chain functions are centralized and serve all three operating segments. We procure our materials, parts and supplies from a large number of sources through established purchase contracts with suppliers or on a purchase order basis. We enter into supply agreements, for certain items, to address short-term and long-term supply requirements. We routinely qualify additional manufacturing sites and sources of supply to reduce the risk of supply interruptions or price increases, and we continuously monitor our suppliers’ key performance indicators.

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

We operate fabrication facilities for the production of BAW, GaAs, GaN and SAW wafers in North Carolina, Oregon and Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and bulk CMOS, which are sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day.

We have our own flip chip, wire bond and wafer-level packaging technologies that we can deploy in internal and external assembly and packaging facilities. In fiscal 2025, we used internal assembly facilities in Costa Rica, Germany and the U.S., and we also used external suppliers for these and other packaging technologies.

Manufacturing yields can vary significantly between products, based on a number of factors including product complexity, performance requirements and the maturity of our manufacturing processes. To maximize wafer yields and quality, we test products multiple times, maintain continuous reliability monitoring and conduct numerous quality control inspections throughout the production flow.

Our internal manufacturing facilities require a high level of fixed costs, consisting primarily of occupancy costs, maintenance, repair, equipment depreciation and labor costs related to manufacturing and process engineering. We attempt to match our manufacturing capacity with the varying level of demand we anticipate from our customers to optimize our factory utilization and cost efficiency.

Our manufacturing strategy is to internally produce only the most differentiated elements of our products, geographically align production with customers and suppliers, and leverage the scale, capabilities, and cost effectiveness of our outsourced partners. We continuously evaluate opportunities to enhance operational efficiencies and reduce capital intensity and product costs. In the first quarter of fiscal 2025, we completed the sale of our assembly and test operations in China to Luxshare Precision Industry Co., Ltd. ("Luxshare"), who is providing assembly and test services to us under a supply agreement. In the fourth quarter of fiscal 2025, we announced our intention to wind down our operations in Costa Rica, which is expected to be completed in early calendar year 2026, and we plan to further leverage the scale, capabilities and cost effectiveness of our outsourced partners.

Semiconductor fabrication requires highly controlled and clean environments. Die on a wafer can be found to be nonfunctional or wafers can be rejected due to a number of reasons, including minute impurities, variances in the fabrication process or defects in the masks used to transfer circuit patterns onto the wafers.

Our manufacturing facilities worldwide are certified to the International Organization for Standardization ("ISO") 9001 quality standard and select locations are certified to additional automotive (IATF 16949), aerospace (AS 9100) and environmental (ISO 14001) standards. These stringent standards are audited and certified by third-party auditors in addition to our ongoing internal audits. The ISO 9001 standard is based on a number of quality management principles including a strong customer focus, the motivation of top management, the process approach and continual improvement. IATF 16949 is the highest international quality standard for the global automotive industry and incorporates specific additional requirements for the automotive industry. AS 9100 is the standardized quality management system for the aerospace industry. ISO 14001 is an internationally agreed upon standard for an Environmental Management System ("EMS"). We require that all of our key vendors and suppliers be compliant with applicable standards.

Qorvo's Richardson, Texas manufacturing facility is a U.S. DoD Category 1A "Trusted Source" foundry. This accreditation encompasses design, wafer fabrication, post-processing, packaging, assembly, and testing services. Qorvo offers an extensive portfolio of GaN and GaAs foundry processes.

Customers

We design, develop, manufacture and market our products and solutions for leading U.S. and international OEMs and original design manufacturers ("ODMs"). We also collaborate with leading reference design partners and provide foundry services to defense primes and other D&A customers.

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 47% and 46% of total revenue in fiscal years 2025 and 2024, respectively. Samsung Electronics Co., Ltd. ("Samsung") accounted for 10% and 12% of total revenue in fiscal years 2025 and 2024, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

Sales and Marketing

We sell our products worldwide both directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our sales representative firms and distributors based on a variety of factors, including market coverage, sales expertise, technical capability and support and logistics capability. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

Our website contains extensive product information where customers can learn about our products, download product information, order products and samples and request evaluation boards. Qorvo also provides its customers with the use of a proprietary simulator (QSPICE®) for analog and mixed signal systems, which gives circuit designers the ability to more efficiently model and evaluate their designs. Our global team of application engineers interacts with customers during all stages of design and production, maintains regular contact with customer engineers, provides product application notes and engineering data and assists in the resolution of technical problems. We maintain close relationships with our customers and provide them with strong technical support to enhance the customer experience and anticipate future product needs.

Seasonality

Our sales are the result of standard purchase orders or specific agreements with customers. Our revenue fluctuates based on consumer demand for devices as well as the timing of customer device launches and large defense programs. Other factors such as macroeconomic effects and the timing of the next generation of technologies can also impact the fluctuations in demand.

Competition

We operate in a competitive industry generally characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles can be short, especially in mobile devices, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service, including technical support, and in some cases our ability to design customized products that address certain customer’s specific requirements. The selection process for our products is highly competitive and our customers provide no guarantees that our products will be included in the next generation of products introduced.

HPA competes primarily with Analog Devices, Inc.; MACOM Technology Solutions Holdings, Inc.; Monolithic Power Systems, Inc.; NXP Semiconductors N.V.; Scientific Components Corporation (d/b/a Mini-Circuits); Silergy Corp; and Texas Instruments, Inc. CSG competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; Nordic Semiconductor; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; RichWave Technology Corporation; Silicon Laboratories Inc.; Skyworks Solutions, Inc; and Vanchip (Tianjin) Technology Co., Ltd. ACG

competes primarily with Broadcom Inc.; Maxscend Microelectronics Co., Ltd.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; Skyworks Solutions, Inc.; and Vanchip (Tianjin) Technology Co., Ltd.

Many of our current and potential competitors have strong market positions and customer relationships, established patents and other IP and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors have significant financial, technical, manufacturing and marketing resources which may allow them to more quickly implement new technologies and develop new products.

Intellectual Property

Our IP (including patents, copyrights, trademarks and trade secrets) is important to our business and we actively seek opportunities to leverage our IP portfolio to promote our business interests. We also actively monitor and protect our global IP rights to deter unauthorized use of our IP and other assets. These efforts can be difficult because of the absence of consistent international standards and laws. In addition, the laws of some foreign countries do not protect IP rights to the same extent as U.S. laws. We respect the IP rights of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third-party IP.

Patent applications are filed within the U.S. and in other strategic countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons including rejections based on prior art. We have approximately 2,500 patents that have expiration dates between 2025 and 2043. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-parties’ patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that patented technology for our products and services will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

As of March 29, 2025, we employed approximately 6,200 full and part-time employees in 23 countries. By region, approximately 78% of our total employees were in the Americas, 11% were in Asia and 11% were in Europe. Engineering or technician roles comprise approximately 64% of our global workforce.

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

Employee Recruitment, Retention and Development
We are committed to equal opportunity in recruiting, hiring, retaining, promoting and engaging a highly skilled workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent and we partner with universities for our internship program that focus on technologies that support our roadmaps. We believe that our internship program and university partnerships contribute to developing the next generation of talent, including engineers in our industry, and provide a pipeline of recent college graduates into our talent pool.

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

Employee Engagement
Qorvo is dedicated to fostering a connected and thriving workforce. To assess and improve employee engagement, we conduct a biannual global engagement survey, which is administered by a third party to ensure confidentiality. We are committed to actively listening to our employees and solicit feedback on a variety of factors including strategy, culture, execution, inclusion, work environment, growth and development, collaboration and engagement. The results are reviewed by senior management, who analyze areas of progress or opportunities for improvement and work with their teams to develop targeted action plans.

Employee-driven groups, called Qorvo Employee Networks, are open to all of our employees and provide platforms to connect based on shared interests, fostering both professional and personal growth. Through our Qorvo Cares program, we sponsor a diverse array of employee events to further engage our workforce, facilitating connections and cultivating an enjoyable work environment. Moreover, our community engagement initiatives empower employees to make a tangible difference in their neighborhoods, working alongside their colleagues. Through these efforts, we are dedicated to nurturing a culture of engagement and collective impact within our organization.

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

We prioritize safe working conditions for our employees as well as our on-site contractors and visitors. We are committed to an injury-free workplace and provide dedicated workplace training and leadership support to reduce or eliminate health and safety risks. Our site-specific health and safety teams are critical in fostering a positive safety culture and our recordable injury rate has consistently been below the semiconductor industry average. Team members utilize our online near miss and hazard reporting system, a system critical to prevent worker injury.

The success of our business is fundamentally connected to the well-being of our employees. We provide our employees with work arrangements that support flexibility while maintaining our strong culture of innovation, collaboration and camaraderie. We provide our employees and their families access to a variety of health and wellness programs that support their physical and mental health. These programs provide tools and resources, such as health coaches and wellness incentives, that emphasize preventive care, encourage healthy behaviors and are designed to help cultivate a productive work environment while also focusing on the well-being of our employees.

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

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and our efforts help to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the European Union market of new electrical and electronic equipment containing certain families of substances above a specified threshold. We are an ISO 14001:2015 certified manufacturer with a comprehensive EMS in place to help ensure control of the environmental aspects and impacts of the manufacturing process. Our EMS mandates compliance, continuous improvement and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

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

Government regulations are subject to change and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

Available Information

We make available, free of charge through our website (https://www.qorvo.com), our annual and quarterly reports on Forms 10-K and 10-Q (including exhibits and related filings in iXBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

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

•We depend on several large customers for a substantial portion of our revenue and the loss of a large customer or loss of share at one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

•We face risks of a loss of revenue if contracts with the U.S. government or D&A contractors are canceled or delayed or if defense spending is reduced.

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

•Fluctuating demand could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

•Our acquisitions and other strategic investments could fail to achieve our financial or strategic objectives, disrupt our ongoing business and adversely impact our results of operations.

•We may be unable to effectively execute on restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

•We must attract, retain, and motivate key employees in order to compete, and our failure to do so could harm our business and our results of operations.

•Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

•We are subject to risks from international sales and operations.

•Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products to certain customers.

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

Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. Global economic slowdowns could potentially result in certain economies dipping into economic recessions, including the U.S. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including the following:

•business and macroeconomic changes, including trade restrictions and tariffs, foreign governments subsidizing local suppliers, recession or slowing growth in the semiconductor industry and the overall global economy;

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

•our customers’ and distributors’ ability to manage the inventory that they hold and to accurately forecast their demand for our products;

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

We depend on several large customers for a substantial portion of our revenue and the loss of a large customer or loss of share at one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenue comes from several large customers. Our future operating results will be affected by both the success of our largest customers and our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 57%, 58% and 49% of our revenue for fiscal years 2025, 2024 and 2023, respectively. If demand for their products increases, they may increase the purchases of our products and our results may be favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing our products and our operating results would suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new device for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer or loss of share at a large customer, failure to add new customers to replace lost revenue, a shift in consumer demand to refurbished or secondhand devices, or a decline in consumers' rates of replacement of smartphones or other devices, could have a material adverse effect on our business, financial condition and results of operations.

We face risks of a loss of revenue if contracts with the U.S. government or D&A contractors are canceled or delayed or if defense spending is reduced.

We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government-sponsored programs, principally for D&A applications. These programs are subject to delays or cancellation. Further, spending on D&A programs can vary significantly depending on funding from the U.S. government. We believe our government and D&A business has been negatively affected in the past by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in D&A funding or the loss of a significant D&A program or contract could have a material adverse effect on our operating results.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, assembly, test and tape and reel. In the third quarter of fiscal 2024, we entered into a definitive agreement with Luxshare to divest our assembly and test operations in China. In connection with this transaction, which was completed on May 2, 2024, Luxshare is providing assembly and test services to us under a supply agreement.

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

We operate wafer fabrication facilities in North Carolina, Oregon and Texas. We use several international and domestic assembly suppliers, as well as internal assembly facilities in Costa Rica, Germany and the U.S., to assemble and test our products. We currently have our own test and tape and reel facilities located in Costa Rica and the U.S., and we also utilize contract suppliers and partners in Asia. In the fourth quarter of fiscal 2025, we announced our intention to wind down our operations in Costa Rica, which is expected to be completed in early calendar year 2026, and we plan to further leverage the scale, capabilities and cost effectiveness of our outsourced partners.

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

Our worldwide operations and business could be, and in some cases have been, disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including pandemics such as COVID-19), terrorist attacks, political and/or civil unrest, acts of war or other military actions, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters, such as drought, wildfires, storms and flooding, occurring more frequently or with greater intensity. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries, and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, customers may reduce or cancel their orders and suppliers may delay manufacturing and delivery of our products, which may adversely affect our results of operations.

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

These costs could be significant and could impact our results of operations. Our reputation with customers also could be damaged as a result of product defects and quality issues, and product demand could be reduced, which could harm our business and financial results.

We are subject to inventory risks and costs because we purchase materials and build our products based on forecasts provided by customers before receiving purchase orders for the products.

In order to ensure availability of our products for some of our largest end customers, we purchase materials and start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. These forecasts, however, do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to, or consumed by, the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. In addition, a divestment of individual manufacturing locations or the transfer of a production line from one internal facility to another internal or third-party facility may lead to supply chain disruptions while qualifying a new manufacturing site.  In anticipation of such disruptions, we may establish buffer inventory to accommodate our customers’ anticipated demand, which may not materialize. Because demand for our products may not materialize, or may be lower than expected, purchasing materials and manufacturing based on forecasts subjects us to heightened risks of higher inventory carrying costs, increased obsolescence, and higher operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers’ accumulated levels of inventory.

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

Chipset suppliers are typically large companies that provide system reference designs for OEMs and ODMs that include the chipset supplier's baseband and other complementary products. A chipset supplier may own or control IP that gives it a strong market position for its baseband products for certain air interface standards, which provides it with significant influence and control over sales of RF products for these standards. Chipset suppliers historically relied on us and our competitors to provide RF products to their customers as part of the overall system design, and we competed with other RF companies to have our products included in the chipset supplier's system reference design. This market dynamic has evolved as chipset suppliers have worked to develop more fully integrated solutions that include their own RF technologies and components.

Chipset suppliers may be in a different business from ours or we may be their customer or direct competitor. Accordingly, we must balance our interest in obtaining new business with competitive and other factors. Because chipset suppliers control the overall system reference design, if they offer competitive RF technologies or their own RF solutions as a part of their reference design and exclude our products from the design, we are at a distinct competitive disadvantage with OEMs and ODMs that are seeking a turn-key design solution, even if our products offer superior performance. This requires us to work more closely with OEMs and ODMs to secure the design of our products in their handsets and other devices, however, there can be no assurance that we will be successful in securing the design of our products in OEM and ODM devices.

Our relationships with chipset suppliers are complex, and the inability to effectively manage or maintain these relationships could have an adverse effect on our business, financial condition and results of operations.

We operate in a very competitive industry and must continue to innovate.

We compete with companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete ICs and modules. In addition to our direct competitors, some of our largest end customers and leading platform partners also compete with us to some extent by designing and manufacturing their own products. Increased competition from any source could adversely affect our operating results through lower prices for our products, reduced demand for our products, losses of existing design slots with key customers and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. For example, due to lower profitability from increased competition, our decision in fiscal 2025 to reduce our exposure in the mass-market Android business to focus on more profitable revenue streams has impacted, and we expect will continue to impact, our revenue.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. In addition, the increasing use of machine learning and AI to meet evolving industry requirements comes with inherent risks, including timely adoption and incorporation of these technologies into our business strategy to stay competitive. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

Fluctuating demand could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenue experienced during periods of underutilization. Global macroeconomic conditions could create weakness in demand, which may result in elevated inventory levels at our customers, underutilization of our manufacturing facilities and higher inventory costs, which adversely affects our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses. To the extent management's estimates of anticipated future demand or production capacity are incorrect, our manufacturing facilities may be underutilized, which could have a material adverse effect on our financial performance.

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

As part of our business strategy, we expect to continue to review potential acquisitions and strategic investments. These opportunities can enhance our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth or margin improvement opportunities. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions could harm our results of operations or the price of our common stock. Acquisitions and strategic investments also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

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

•losses or impairment of investments from unsuccessful R&D by companies in which we invest;

•impairment of acquired intangible assets, goodwill or other assets as a result of changing business conditions or technological advancements;

•slower than expected market adoption or attach rates for any of our new technologies; and

•unrealized expected synergies, resulting in a failure to achieve the economic benefits of a transaction.

A failure to achieve the expected benefits of an acquisition may adversely affect our operating results, and the carrying amount of certain assets, including goodwill and intangible assets, may not be recoverable. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairments are determined, negatively affecting our financial position and results of operations.

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

We may be unable to effectively execute on restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

We have from time to time implemented restructuring initiatives in the past and may continue to implement initiatives in the future that are aimed at reducing operating costs, streamlining our manufacturing footprint, and exiting certain product lines and businesses to focus on opportunities that align with our long-term profitability objectives. Because restructuring activities may involve changes to many aspects of our business, including but not limited to the location of our production facilities and personnel and the potential exit from certain product lines and businesses, our ability to successfully implement restructuring actions depends on a number of factors that we may not be able to predict. Risks associated with these actions include unexpected transition costs, disruption of our existing operations and productivity, diversion of management's attention, employee attrition beyond any planned changes in personnel and the inability to replace the loss of revenue associated with a divested business. The failure to successfully and timely realize the anticipated benefits of these restructuring actions could have a material adverse effect on our profitability, financial condition or results of operations. In addition, even if we fully execute and implement these actions, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition, harm to our competitive position or inability to effectively scale our business in response to shifting demand. To the extent that we do not achieve the profitability enhancement or other anticipated benefits of restructuring initiatives, our results of operations may be materially adversely affected.

We must attract, retain, and motivate key employees in order to compete, and our failure to do so could harm our business and our results of operations.

We must hire and retain qualified employees, continue to develop leaders for key business units and functions, expand our presence in international locations, adapt to cultural norms of foreign locations and train and motivate our employee base in order to compete effectively. Labor is further subject to external factors that are beyond our control, including our industry's highly competitive market for skilled workers and leaders, cost inflation and workforce participation rates. Our future operating results and success depend on retaining and recruiting key R&D and technical personnel, as well as sales and marketing and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in design engineering, software engineering, integrated circuit and filter design, and technical marketing and support, is limited. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent. Difficulties obtaining visas and other restrictions on international travel could make it more onerous to effectively manage our international operations, operate as a global company or service our international customer base. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. Further, any transition from flexible work arrangements to more stringent on-site work requirements may result in higher employee attrition and make it more difficult for us to compete in the job market. We cannot be sure that we will be able to attract and retain skilled personnel in the future, which could harm our business and our results of operations.

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

We are subject to taxation in the U.S. and numerous foreign jurisdictions worldwide. To the extent that tax laws and regulations in these various regions change, it could adversely impact our tax expense and liability.

Corporate tax reform, base-erosion efforts and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), which included a number of changes to U.S. tax laws that impacted us, including the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and the Global Intangible Low-Taxed Income ("GILTI") provisions, for which a 50% deduction is currently permitted subject to certain limitations. This deduction changes to 37.5% for tax years beginning after January 1, 2026. In addition, the TCJA requires the capitalization of research expenses previously deducted beginning in fiscal 2023, permitting the expenses to be deducted over a 5- or 15-year period. In August 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), establishing a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion. Due to the complex nature of these changes in U.S. tax law and their corresponding calculations and estimates, as well as the continued changes in legal interpretations and guidance issued under these laws, our final tax liability may differ from our initial income tax provisions.

In addition, other countries in which we operate have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, nexus-based tax incentive practices, allocating greater taxing rights to countries where customers are located and establishing a minimum tax of 15% on global income. The impact of the global minimum tax regime (Pillar Two) was effective for us in fiscal 2025 with additional components becoming effective in fiscal 2026. We expect this legislation will result in an increase in our effective tax rate beginning in fiscal 2026, which could have a material adverse impact on our financial position, results of operations and cash flows.

Future legislative changes, interpretations and guidance, and changes in prior tax rulings and decisions by tax authorities regarding treatments and positions of corporate income taxes resulting from these initiatives, could increase complexity and tax uncertainty, increase our effective tax rate and result in taxes we previously paid being subject to change, which may adversely impact our financial position and results of operations.

Changes in the favorable tax status of our subsidiaries in Costa Rica and Singapore would have an adverse impact on our operating results.

Our subsidiaries in Costa Rica and Singapore have been granted tax holidays that minimize our tax expense and are expected to be effective through December 2027 and December 2031, respectively, subject to meeting various conditions. In their efforts to deal with budget deficits, governments around the world are focusing on increasing tax revenue through increased audits and, potentially, increased tax rates for corporations. As part of this effort, governments continue to review their policies on granting tax holidays. Future changes in our tax holiday status could have a negative effect on our net income in future years. The overall benefit derived from our tax holidays could also be adversely impacted by the implementation of minimum tax regimes in countries in which we operate, including Singapore’s adoption of Pillar Two domestic minimum tax and primary top-up taxes beginning in fiscal 2026. We anticipate Pillar Two will have a dilutive impact on the benefits we currently recognize from our tax holidays in Singapore and Costa Rica.

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

Existing and future laws and regulations could also impact our product designs and limit or restrict the materials or components that are included in our products. In addition, many of our largest end customers require companies within their supply chain to comply with corporate social responsibility policies that exceed applicable legal requirements, and often include employment, human rights, health, safety, and environmental initiatives. Further, certain jurisdictions may require companies to disclose environmental and social policies, practices and metrics, on topics such as climate change, carbon emissions, water usage, waste management and human capital. Compliance with these policies increases our operating expenses, and non-compliance can adversely affect customer relationships and harm our business and the price of our common stock.

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

New climate change laws and regulations could require us to change our manufacturing processes or procure substitute raw materials that may cost more or be more difficult to procure. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in increased costs for us and our suppliers. Finally, there is legislation globally which could require us to align programs to the expectations of investors, customers or other stakeholders and disclose an increasing amount of information and data to illustrate our position and progress. If we do not adapt our strategy or execution quickly enough to meet the evolving expectations of our investors, customers and regulators, or if our environmental or social metrics are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.

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

•markets for 5G or future technology infrastructure not developing in the manner or in the time periods we anticipate, including as a result of unfavorable developments with evolving laws and regulations worldwide; and

•pandemics and similar major health concerns, which could adversely affect our business and our customer order patterns.

Sales to customers located outside the U.S. accounted for approximately 40% of our revenue in fiscal 2025, of which approximately 17% was attributable to sales to customers located in China. We expect revenue from international sales will continue to be a significant part of our total revenue. Any weakness in the Chinese economy, heightened tensions between the U.S. and China, China and Taiwan, or other countries, could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in China may have a material adverse impact on our business, including our ability to sell products and to manufacture or source components and materials.

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

For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, strengthen China-based competitors, decrease the demand for our products in China and reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to certain customers and suppliers, which may materially adversely affect our sales and results of operations.

Export restrictions and sanctions imposed by the U.S., United Kingdom, European Union, and other jurisdictions are complex and have intensified in recent years. Unless rescinded or exemptions apply, tariffs and any escalations in the global trade war could significantly harm our business, financial condition and results of operations.

The U.S. and foreign governments have taken and may continue to take administrative, legislative or regulatory action that could materially interfere with our ability to export, reexport, import and transfer products and other items to certain countries, particularly China. For example, the imposition of tariffs has resulted in higher duties owed on certain products that are imported from China to the U.S., and countermeasures from China could result in increased costs for our products, which may, in turn lead to decreased demand for our products, and has the potential to adversely impact our business and operations.

Furthermore, we have experienced and may continue to experience restrictions on our ability to export, reexport, and transfer our products and other items to certain foreign customers and suppliers where governmental policy prohibits such activity or export licenses are required. The U.S. government has imposed export restrictions that effectively banned American companies from exporting, reexporting, and transferring products to certain of our customers, and imposed significant restrictions on the ability to obtain export licenses for our products. Such restrictions could have a continuing negative impact on our future revenue and results of operations. In addition, our customers or suppliers affected by U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors' solutions and products.

We cannot predict what further actions may ultimately be taken with respect to tariffs, which are increasing under the new U.S. administration, along with the potential for new export restrictions or other trade measures between the U.S. and other countries, what products or entities may be subject to such actions, or what reciprocation may be taken by other countries in response to these U.S. actions. However, the tariffs imposed by the U.S. will increase the cost of importing foreign sourced components to our U.S. facilities to build the products that we manufacture in the U.S. China’s reciprocal tariffs, and any other reciprocal tariffs that may be imposed or reinstated by other countries, may harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations. Countermeasures by other countries, including China, in reaction to increasing such U.S. government actions may impact our operations and future revenue as the compliance landscape becomes more challenging.

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

We rely on a combination of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. We cannot be certain that patents will be issued from any of our pending applications or that patents will be issued in all countries where our products can be sold. Further, we cannot be certain that any claims of patents issued from pending applications will be of sufficient scope or strength to provide meaningful protection against our competitors. Our competitors may also be able to design around our patents.

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

We are currently engaged in legal actions to enforce or defend our IP rights and may engage in future actions as the need arises. Generally, IP litigation is both expensive and unpredictable. Our involvement in IP litigation could divert the attention of our management and technical personnel and have a material, adverse effect on our business.

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

Our business could be negatively impacted by stockholder activism.

In recent years, stockholder activists have become involved in numerous public companies. Stockholder activists frequently propose to involve themselves in the strategic direction and operations of companies, including companies’ efforts regarding governance standards, capital allocation and portfolio review. For example, Starboard Value L.P., an activist investor, has reported, as of March 2025, that it holds an approximately 8.9% beneficial ownership interest in our outstanding common stock. In April 2025, Starboard delivered a letter to the Company nominating a candidate for election to our board of directors at the Company’s upcoming 2025 Annual Meeting of Stockholders. Responding to actions by activist stockholders, such as requests for special meetings, nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business, cause us to incur substantial costs and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Stockholder activism could result in substantial costs. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

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

•accounting charges, including charges relating to the impairment of goodwill or intangible assets and restructuring;

•significant acquisitions, strategic alliances, capital commitments, or new products announced by us or by our competitors;

•differences, whether actual or perceived, between our corporate social responsibility practices and disclosure and investor expectations;

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

Risk Management and Strategy

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

We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats and to remind them of the importance of handling and protecting our information. We engage third parties to conduct evaluations of our security controls, including testing both the design and operational effectiveness of our controls. We conduct regular vulnerability testing and tabletop exercises to test our readiness for a variety of potential incidents. We also participate in cybersecurity information-sharing with our peers, industry groups and government agencies.

We rely heavily on our supply chain to deliver our products and services to our customers, and require our key suppliers to comply with our security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us. We also require each key supplier to notify us in the event of known or suspected cyber incidents.

We face numerous cybersecurity risks in connection with our business. Such risks can impact our systems, results of operations and financial condition. We have, from time to time, experienced threats to, and breaches of, our data and systems, including malware, ransomware and computer viruses. Our customers, suppliers, subcontractors and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. As of the date of this Form 10-K, we have not identified any risks or incidents from cybersecurity threats that have materially affected our business strategy, our results of operations or our financial condition. For more information about the cybersecurity risks we face and the potential impacts on our Company due to a cybersecurity incident, please refer to Item 1A - Risk Factors - "Risks Related to Intellectual Property, Cybersecurity, Information Technology and Data Privacy".

Governance

The Audit Committee oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, our CIO and our CISO regularly brief the Audit Committee on cybersecurity matters. In its oversight role, the Audit Committee receives reports on cybersecurity, including internal and external cybersecurity audits, on at least a quarterly basis. We have procedures led by our CISO which govern our assessment, response and notification of internal and external parties upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our executive team, to evaluate the overall impact and determine the appropriate or required external notifications. Based on an incident's nature and severity, the Audit Committee would be informed of an incident by our executive team.

Our CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CIO, who reports to our Chief Financial Officer, has over 30 years of experience in various IT and cybersecurity leadership roles throughout the industry. Our CISO has over 24 years of experience in cybersecurity, encompassing leadership roles in cybersecurity architecture, risk and compliance, incident response, cybersecurity operations, and identity management. The CISO works with a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. This team manages and works to enhance the IT security structure with the goal of preventing significant cybersecurity incidents and increasing the resilience of our systems to minimize the business impact should an incident occur. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals on the information security team.

ITEM 2. PROPERTIES.

Our corporate headquarters (leased) is located in Greensboro, North Carolina.

The following table sets forth our primary production facilities as of March 29, 2025:

Location	Owned/Leased	Primary Function
Greensboro, North Carolina	Owned	Wafer fabrication
Hillsboro, Oregon	Owned	Wafer fabrication
Richardson, Texas	Owned	Wafer fabrication, assembly and test
Heredia, Costa Rica	Owned	Module and filter assembly and test
Nuremberg, Germany	Leased	Packaging and test

In the first quarter of fiscal 2025, we completed the sale of our assembly and test operations in Beijing and Dezhou to Luxshare, who is providing assembly and test services to us under a supply agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 12, 2025, there were 596 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

The following graph and table compare the cumulative total shareholder return of our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index for the five years ended March 29, 2025. The graph and table assume an initial investment of $100 was made on March 28, 2020 in each of our common stock and the indexes, reflecting compounded daily returns as well as reinvestment of all dividends. The indexes are reweighted daily using the market capitalization on the previous trading day. The comparisons in the graph and table are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
3/28/20
4/3/21
4/2/22
4/1/23
3/30/24
3/29/25
Qorvo, Inc.
S&P 500
S&P 500 Semiconductors

	March 28, 2020	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024	March 29, 2025
Qorvo, Inc.	$100.00	$239.06	$150.59	$125.88	$142.31	$88.61
S&P 500	$100.00	$156.35	$180.81	$166.84	$216.69	$234.58
S&P 500 Semiconductors	$100.00	$176.49	$225.03	$218.29	$463.10	$495.89
The graph and the table above shall not be deemed "filed" with the SEC for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filings made by us with the SEC, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
December 29, 2024 to January 25, 2025	186	$74.89	186	$984.8
January 26, 2025 to February 22, 2025	192	80.92	192	969.2
February 23, 2025 to March 29, 2025	282	72.75	282	948.7
Total	660	$75.74	660

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

As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax is recognized as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders' Equity for fiscal years 2025, 2024 and 2023 and is excluded from amounts presented above.

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

We design, develop, manufacture and market our products to U.S. and international OEMs and ODMs in three reportable operating segments: HPA, CSG and ACG. HPA is a leading global supplier of RF, analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning UWB, Matter, BLE, Zigbee, Thread, Wi-Fi, cellular solutions for the IoT and MEMS-based sensors. ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices.

Fiscal 2025 Overview

•Revenue decreased 1.3% in fiscal 2025 to $3,719.0 million, compared to $3,769.5 million in fiscal 2024, resulting from a decrease in our ACG segment revenue driven by a mix shift among smartphone customers to lower RF content 5G smartphones. Revenue increased in our HPA segment driven by higher demand for our D&A products supporting the radar, communications and electronic warfare markets. Revenue increased in our CSG segment driven by our Wi-Fi components and UWB solutions as a result of new product releases and improved channel inventory levels.

•Gross margin for fiscal 2025 was 41.3%, compared to 39.5% in fiscal 2024, driven by improved factory utilization and favorable business mix, while average selling-price erosion negatively impacted gross margin. Charges related to a long-term capacity reservation agreement negatively impacted gross margin by 1.0% in fiscal 2024.

•Operating income was $95.5 million in fiscal 2025, compared to $91.7 million in fiscal 2024.

•Net income per diluted share was $0.58 for fiscal 2025, compared to net loss per share of $0.72 for fiscal 2024.

•Operating activities in fiscal 2025 generated cash of $622.2 million, compared to $833.2 million in fiscal 2024.

•Capital expenditures were $137.6 million in fiscal 2025, compared to $127.2 million in fiscal 2024.

•We repurchased approximately 4.0 million shares of our common stock for approximately $358.8 million.

•We completed the divestiture of our assembly and test operations in China in May 2024 and are operating under a supply agreement with Luxshare.

•We repaid the remaining balance of $412.5 million on our 1.750% senior notes due 2024 (the "2024 Notes") with cash on hand at maturity in December 2024.

•We completed the divestiture of our SiC power device business in January 2025.

•We recorded $280.8 million in restructuring-related charges, which includes goodwill and intangible asset impairment charges of $192.6 million. The restructuring-related charges were primarily from actions to reduce operating expenses, streamline our manufacturing footprint and focus on opportunities that align with our long-term profitability objectives.

Recent Developments

The U.S. government has imposed a series of tariffs on U.S. trading partners to address trade imbalances, cross-border issues, and other foreign policy disputes that have been met with both real and threatened retaliatory measures by impacted countries. We continue to closely monitor these developments (and any escalation thereof) and any retaliatory measures and are actively implementing contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency and help mitigate potential future impacts.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2025 and 2024 along with a year-over-year comparison. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 30, 2024, filed with the SEC on May 20, 2024, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended April 1, 2023 along with a year-over-year comparison between fiscal years 2024 and 2023.

(In thousands, except percentages)	Fiscal 2025	% of Revenue	Fiscal 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$3,718,971	100.0%	$3,769,506	100.0%	$(50,535)	(1.3)%
Cost of goods sold	2,183,382	58.7	2,281,011	60.5	(97,629)	(4.3)
Gross profit	1,535,589	41.3	1,488,495	39.5	47,094	3.2
Research and development	747,709	20.1	682,249	18.1	65,460	9.6
Selling, general and administrative	403,624	10.8	389,140	10.3	14,484	3.7
Other operating expense (1)	288,729	7.8	325,405	8.7	(36,676)	(11.3)
Operating income	$95,527	2.6%	$91,701	2.4%	$3,826	4.2%
(1) Other operating expense includes goodwill and intangible asset impairment charges of $192.6 million and $221.4 million for fiscal years 2025 and 2024, respectively.

Revenue

The decrease in consolidated revenue resulted from a $152.8 million decrease in ACG revenue and increases in revenue of $64.3 million and $38.0 million in HPA and CSG, respectively, which are further discussed in our Operating Segments results below.

We provide products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 47% and 46% of total revenue in fiscal years 2025 and 2024, respectively. Samsung accounted for approximately 10% and 12% of total revenue in fiscal years 2025 and 2024, respectively. These customers primarily purchase RF solutions for a variety of mobile devices.

International shipments amounted to $1,491.8 million in fiscal 2025 (approximately 40% of revenue) compared to $1,593.6 million in fiscal 2024 (approximately 42% of revenue). Shipments to Asia totaled $1,405.9 million in fiscal 2025 (approximately 38% of revenue) compared to $1,505.3 million in fiscal 2024 (approximately 40% of revenue).

Gross Margin

The increase in gross margin in fiscal 2025 was driven by improved factory utilization and favorable business mix, while average selling-price erosion negatively impacted gross margin. Charges related to a long-term capacity reservation agreement, which included a contract termination fee, negatively impacted gross margin by 1.0% in fiscal 2024.

Operating Expenses

Research and Development

The increase in research and development expense was driven by a $54.8 million increase in employee-related costs (including salaries and benefits and stock-based compensation expense) related to the development of new process technologies and the expansion of our product portfolio as we support diversification in our businesses.

Selling, General and Administrative

The increase in selling, general and administrative expense was driven by a $15.2 million increase in employee-related costs (including salaries and benefits and stock-based compensation expense).

Other Operating Expense

In fiscal 2025, "Other operating expense" includes goodwill and intangible asset impairment charges of $192.6 million, other restructuring-related charges of $60.3 million and $14.9 million of expenses associated with multiyear projects to upgrade our core business systems, prior to cancellation of certain projects in the third quarter of fiscal 2025. In fiscal 2024, "Other operating expense" includes goodwill impairment charges of $221.4 million, restructuring-related charges of $70.4 million and $12.0 million of expenses associated with certain multiyear projects to upgrade our core business systems. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information on goodwill and intangible asset impairment charges and Note 12 of the Notes to Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percentage Change
Revenue	$637,261	$572,953	$64,308	11.2%
Operating income	108,895	82,501	26,394	32.0
Operating income as a % of revenue	17.1%	14.4%

The $64.3 million increase in HPA revenue was attributable to a $60.9 million increase in revenue from D&A, infrastructure and power management. The increase in revenue from D&A was driven by higher demand for our products supporting the radar, communications and electronic warfare markets, as well as incremental revenue resulting from the acquisition of Anokiwave, Inc. ("Anokiwave") in the fourth quarter of fiscal 2024. The increase in revenue from infrastructure was driven by the timing of infrastructure deployment cycles, and the increase in revenue from power management (which included our SiC-based products and products supporting solid-state drives and power tools) was driven by improved channel inventory levels compared to the prior year.

The increase in HPA operating income was driven by higher revenue and improved factory utilization, partially offset by an increase in operating expenses of $28.6 million, resulting from the acquisition of Anokiwave and higher salaries and benefits primarily associated with investments in our D&A and power management businesses.

HPA results for fiscal 2025 include $27.7 million in revenue and an operating loss of $15.3 million from the SiC power device business, which was sold in January 2025. HPA results for fiscal 2024 included $21.0 million in revenue and an operating loss of $20.1 million from the SiC power device business.

Connectivity and Sensors Group

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percentage Change
Revenue	$472,521	$434,537	$37,984	8.7%
Operating loss	(55,842)	(88,649)	32,807	37.0
Operating loss as a % of revenue	(11.8)%	(20.4)%

The $38.0 million increase in CSG revenue was attributable to a $45.1 million increase in revenue for our Wi-Fi components, UWB solutions, automotive connectivity and sensing products, reflecting new product releases and improved channel inventory levels. These revenue increases were partially offset by a $7.1 million decrease in revenue from our biotechnology business, which was sold in fiscal 2024.

The decrease in CSG operating loss was due to improved factory utilization, favorable product mix and the impact of higher revenue, partially offset by an increase in operating expenses. Research and development expenses increased $7.7 million in our automotive connectivity business related to expanding our product portfolio. Fiscal 2024 operating expenses related to our biotechnology business (which was sold in the third quarter of fiscal 2024) totaled $9.4 million.

Advanced Cellular Group

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percentage Change
Revenue	$2,609,189	$2,762,016	$(152,827)	(5.5)%
Operating income	602,447	727,906	(125,459)	(17.2)
Operating income as a % of revenue	23.1%	26.4%

The $152.8 million decrease in ACG revenue was driven by a mix shift among smartphone customers to lower RF content 5G smartphones. We made the decision in the third quarter of fiscal 2025 to strategically focus on opportunities in the flagship and premium tiers within the Android ecosystem and reduce our exposure in mass-market Android smartphones.

The decrease in ACG operating income was driven by lower revenue, an increase in operating expenses of $38.9 million and average selling-price erosion. The increase in operating expenses was driven by research and development expenses, including salaries and benefits, related to developing new process technologies and expanding our product portfolio.

Refer to Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2025, 2024 and 2023.

INTEREST, OTHER INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2025	2024
Interest expense	$(78,328)	$(69,245)
Other income, net	48,700	51,104
Income tax expense	(10,284)	(143,882)

Interest expense

During fiscal years 2025 and 2024, we recorded interest expense primarily related to the 4.375% senior notes due 2029 (the "2029 Notes"), the 3.375% senior notes due 2031 (the "2031 Notes") and the 2024 Notes. Interest expense for fiscal 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. Interest expense in the preceding table for fiscal years 2025 and 2024 is net of capitalized interest of $3.9 million and $2.9 million, respectively.

Other income, net

During fiscal years 2025 and 2024, we recorded interest income of $47.1 million and $38.3 million, respectively. Interest income increased in fiscal 2025 primarily due to higher cash balances. In addition, we recorded gains of $2.8 million and $9.9 million on investments in our non-qualified deferred compensation plan in fiscal years 2025 and 2024, respectively. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our non-qualified deferred compensation plan.

Income tax expense

Income tax expense for fiscal 2025 was $10.3 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. During fiscal 2025, we also incurred incremental tax expense associated with various restructuring initiatives. This resulted in an annual effective tax rate of 15.6% for fiscal 2025.

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

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of March 29, 2025 and March 30, 2024, the valuation allowance against domestic and foreign deferred tax assets was $85.7 million and $43.6 million, respectively.

Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

STOCK-BASED COMPENSATION

In accordance with Accounting Standards Codification ("ASC") 718, "Compensation – Stock Compensation," stock-based compensation cost is measured at the grant date, based on the estimated fair value of the awards. The fair value of employee stock purchase plan awards is estimated on the date of grant using a Black-Scholes pricing model based on the historical volatility, dividend yield, term and risk-free interest rate. The fair value per unit of each restricted stock unit is determined on the grant date using market price and is recognized as expense over the requisite service period based on awards ultimately expected to vest.

As of March 29, 2025, total remaining unearned compensation cost related to unvested restricted stock units was $186.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 29, 2025, we had working capital of approximately $1,384.1 million, including $1,021.2 million in cash and cash equivalents, compared to working capital of approximately $1,215.9 million, including $1,029.3 million in cash and cash equivalents, as of March 30, 2024.

Our $1,021.2 million of total cash and cash equivalents as of March 29, 2025, includes $848.7 million held by our foreign subsidiaries, of which $665.2 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

Credit Agreement

On April 23, 2024, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the “Credit Agreement”), which replaced our previous credit agreement. The Credit Agreement provides for a $325.0 million senior revolving line of credit (the “Revolving Facility”). Up to $25.0 million of the Revolving Facility may be used for the issuance of standby letters of credit, and up to $10.0 million of the Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). We may request at any time that the Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. During fiscal 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of March 29, 2025, we were in compliance with these covenants. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information about the Credit Agreement.

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

During fiscal years 2025, 2024 and 2023, we repurchased approximately 4.0 million shares, 4.0 million shares and 8.7 million shares of our common stock, respectively, for approximately $358.8 million, $403.0 million and $862.2 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of March 29, 2025, approximately $948.7 million remains authorized for repurchases under the current share repurchase program.

Cash Flows from Operating Activities

Operating activities in fiscal 2025 generated cash of $622.2 million, compared to $833.2 million in fiscal 2024. This decrease in cash provided by operating activities was primarily due to changes in working capital. The decrease was also attributable to lower profitability when adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, asset impairments, goodwill and intangible asset impairment, stock-based compensation expense and other non-cash items).

Cash Flows from Investing Activities

Net cash provided by investing activities in fiscal 2025 was $36.6 million, compared to net cash used in investing activities of $136.5 million in fiscal 2024. During fiscal 2025, we received net cash proceeds of $117.5 million from the divestiture of our SiC power device business and we received net cash proceeds of $55.6 million from the divestiture of our assembly and test operations in China. During fiscal 2024, we received proceeds of $49.5 million, primarily from the sale of our BAW manufacturing facility in Farmers Branch, Texas. Additionally, we acquired Anokiwave in fiscal 2024, resulting in net cash outflows of $83.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2025 was $684.4 million, compared to net cash used in financing activities of $459.6 million in fiscal 2024. During fiscal 2025, we received net proceeds of $130.2 million from Luxshare for inventory (subject to repurchase) in connection with our supply agreement (refer to Note 4 of the Notes to Consolidated Financial Statements for additional information), and we repaid $439.1 million of the principal amount of our 2024 Notes, which matured in December 2024. During fiscal 2024, we repurchased $58.3 million of the principal amount of our 2024 Notes.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 29, 2025, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Fiscal Period
	Total Payments	2026	2027-2028	2029-2030	2031 and thereafter
Capital commitments (1)	$95,132	$82,646	$12,486	$—	$—
Purchase obligations (2)	522,097	484,742	37,355	—	—
Leases	69,251	18,698	28,339	10,858	11,356
Long-term debt obligations (3)	1,889,499	60,813	133,437	959,813	735,436
Total	$2,575,979	$646,899	$211,617	$970,671	$746,792
(1) Capital commitments represent obligations for the purchase of equipment and software, a majority of which are not recorded as liabilities in our Consolidated Balance Sheet because we had not received the related goods or services as of March 29, 2025.
(2) Purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities in our Consolidated Balance Sheet because we had not received the related goods or services as of March 29, 2025.
(3) Long-term debt obligations represent future cash payments of principal and interest over the life of the 2029 Notes and the 2031 Notes, including anticipated interest payments not recorded as liabilities in our Consolidated Balance Sheet as of March 29, 2025. Debt obligations are presented based on their stated maturity date, and any future redemptions would impact our cash payments. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information.

Other Contractual Obligations

As of March 29, 2025, in addition to the amounts shown in the contractual obligations table above, we have $49.5 million of unrecognized income tax benefits and accrued interest and penalties which have been recorded as a liability. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 10 of the Notes to Consolidated Financial Statements, we have two pension plans in Germany with a combined benefit obligation of approximately $9.2 million as of March 29, 2025. Pension benefit payments are not included in the schedule above due to the uncertainty regarding the amount and timing of any future cash outflows. Pension benefit payments were approximately $0.4 million in fiscal 2025 and are expected to be approximately $0.4 million in fiscal 2026.

We also offer a non-qualified deferred compensation plan to eligible participants to defer and invest a specified percentage of their cash compensation. We record an obligation under the plan for the distributions to be made to participants upon certain triggering events. Although participants are required to make distribution elections at the time of enrollment, the amount and timing of any future cash outflows is uncertain until such triggering events occur. The total deferred compensation obligation as of March 29, 2025 was $58.4 million, of which $2.9 million is estimated to be paid in fiscal 2026. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information.

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the 2029 Notes and the 2031 Notes (together, the "Notes"), our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by certain of our U.S. subsidiaries (the "Guarantors"), which are listed on Exhibit 22 to this Annual Report on Form 10-K. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets (in thousands)	March 29, 2025	March 30, 2024
ASSETS
Current assets (1)	$827,998	$803,900
Non-current assets	2,338,086	2,311,618

LIABILITIES
Current liabilities	$270,634	$727,138
Long-term liabilities (2)	2,408,648	2,306,883
(1) Includes net amounts due from Non-Guarantor subsidiaries of $259.4 million and $129.8 million as of March 29, 2025 and March 30, 2024, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $687.6 million and $597.3 million as of March 29, 2025 and March 30, 2024, respectively.

Summarized Statement of Operations (in thousands)	Fiscal 2025
Revenue	$1,187,319
Gross profit	305,109
Net loss	(224,075)

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

Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally 24 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuations and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost. Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted.

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

As required by our policy, goodwill is tested for impairment on the first day of our fourth quarter of each fiscal year, or when there is evidence that events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may first assess qualitative factors for each reporting unit to determine whether it is necessary to perform a quantitative goodwill impairment test. In performing qualitative assessments, we consider the following factors which could trigger a goodwill impairment review: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner or our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) a significant decline in our stock price for a sustained period; and (v) a significant change in our market capitalization relative to our net book value.

Our quantitative assessments generally consider both the income and market approaches to estimate the fair value of each reporting unit. Inherent in the fair value determinations are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, discount rates used to determine the present value of future cash flows, our operational plans and our interpretation of current economic indicators and market valuations. The income approach is based on the discounted cash flow method that uses estimates of the reporting units’ revenue growth rates and operating margins as part of our long-term planning process, taking into consideration historical data and industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics.

If the carrying value of a reporting unit (including the value of goodwill) is greater than its estimated fair value, an impairment charge would be recorded for the amount that the carrying amount of the reporting unit exceeded its fair value, up to the total amount of goodwill allocated to that reporting unit.

In the second quarter of fiscal 2025, our decision to sell our SiC power device business (a reporting unit within the HPA segment) resulted in a goodwill impairment charge of approximately $96.5 million, representing the entire goodwill of this reporting unit.

Our fiscal 2025 annual assessment was performed using a qualitative approach as of the first day of our fourth quarter (December 29, 2024) on our five reporting units with a remaining goodwill balance. Based on our fiscal 2025 qualitative assessment, we concluded there were no events or circumstances that indicated it was more likely than not that the fair value of each reporting unit was less than its respective carrying value. Subsequently in March 2025, we revised the long-term forecasts for our MEMS-based sensing solutions business due to slower than expected market adoption of this technology into mobile handsets as compared to previous assumptions. As part of ongoing efforts to focus on opportunities that align with long-term profitability objectives, we began to seek strategic alternatives related to our MEMS-based sensing solutions business, which constitutes a reporting unit within the CSG segment. Given the future funding requirements necessary to further develop these solutions and achieve the desired results, we decided not to invest further in this business. Therefore, we determined that there was a more-likely-than-not expectation of divesting this reporting unit, and impairment testing was triggered. The impairment testing resulted in a goodwill impairment charge of approximately $47.8 million, representing the entire remaining goodwill of this reporting unit.

Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our goodwill.

Identified Intangible Assets. We amortize definite-lived intangible assets (including developed technology, customer relationships, technology licenses and trade names) on a straight-line basis over their estimated useful lives. Upon completion of development, in-process R&D assets are transferred to developed technology and are amortized over their useful lives. The asset balances relating to abandoned projects are impaired and expensed to R&D.

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

In the second quarter of fiscal 2025, our decision to sell our SiC power device business (a reporting unit within the HPA segment) resulted in an intangible asset impairment charge of $16.6 million. In March 2025, we revised the long-term forecasts for our MEMS-based sensing solutions business due to slower than expected market adoption of this technology into mobile handsets as compared to previous assumptions. As part of ongoing efforts to focus on opportunities that align with long-term profitability objectives, we began to seek strategic alternatives related to our MEMS-based sensing solutions business. Given the future funding requirements necessary to further develop these solutions and achieve the desired results, we decided not to invest further in this business. Therefore, we determined that there was a more-likely-than-not expectation of divesting this reporting unit, and impairment testing was triggered. The impairment testing resulted in an intangible asset impairment charge of approximately $31.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

The primary objective of our financial risk management activities is to reduce the negative financial impact resulting from changes in interest rates, foreign currency exchange rates and commodity prices (the "Underlying Exposures"). We manage these Underlying Exposures through operational means and balance sheet management, as well as through the use of various financial instruments when deemed appropriate. The method and extent to which we are able to reduce the financial impact related to the Underlying Exposures may vary over time. Similarly, there can be no assurance that our financial risk management activities will be successful in mitigating the financial impact resulting from movements in the Underlying Exposures.

Interest Rate Risk

We may be exposed to interest rate risk via the terms of the Revolving Facility. If the Revolving Facility were to be drawn, it would bear interest at a variable rate. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information. As of March 29, 2025, we did not have any outstanding borrowings under the Revolving Facility.

Foreign Currency Exchange Rate Risk

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia, Central America and Europe, and a significant portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Costa Rican Colon, Euro, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign currency exchange risk in part through operational means.

For fiscal 2025, we incurred a foreign currency loss of $0.3 million as compared to a gain of $0.4 million in fiscal 2024, which is recorded in "Other income, net" in the Consolidated Statements of Operations.

Our financial instrument holdings, including foreign receivables, cash and payables at March 29, 2025, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.5 million in fiscal 2025. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $1.2 million in fiscal 2025.

Commodity Price Risk

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. We also have an active reclamation process to capture any unused gold. While we attempt to mitigate the risk of increases in commodity-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 29, 2025	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,021,176	$1,029,258
Accounts receivable, net of allowance of $309 and $313 as of March 29, 2025 and March 30, 2024, respectively	386,719	412,960
Inventories	640,992	710,555
Prepaid expenses	32,808	40,563
Other receivables	11,023	14,427
Other current assets	74,557	78,993
Assets of disposal group held for sale	—	159,278
Total current assets	2,167,275	2,446,034
Property and equipment, net	801,895	870,982
Goodwill	2,389,741	2,534,601
Intangible assets, net	273,478	509,383
Long-term investments	23,433	23,252
Other non-current assets	277,309	170,383
Total assets	$5,933,131	$6,554,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260,663	$252,993
Accrued liabilities	287,981	336,767
Current portion of long-term debt	—	438,740
Other current liabilities	234,538	113,215
Liabilities of disposal group held for sale	—	88,372
Total current liabilities	783,182	1,230,087
Long-term debt	1,549,215	1,549,272
Other long-term liabilities	208,422	218,904
Total liabilities	2,540,819	2,998,263
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 92,920 and 95,798 shares issued and outstanding at March 29, 2025 and March 30, 2024, respectively	3,431,308	3,651,067
Accumulated other comprehensive loss	(5,013)	(5,097)
Accumulated deficit	(33,983)	(89,598)
Total stockholders’ equity	3,392,312	3,556,372
Total liabilities and stockholders’ equity	$5,933,131	$6,554,635

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2025	2024	2023

Revenue	$3,718,971	$3,769,506	$3,569,399
Cost of goods sold	2,183,382	2,281,011	2,272,457
Gross profit	1,535,589	1,488,495	1,296,942

Operating expenses:
Research and development	747,709	682,249	649,841
Marketing and selling	231,912	217,273	210,690
General and administrative	171,712	171,867	148,100
Goodwill and intangible asset impairment	192,569	221,414	12,411
Other operating expense	96,160	103,991	92,732
Total operating expenses	1,440,062	1,396,794	1,113,774
Operating income	95,527	91,701	183,168

Interest expense	(78,328)	(69,245)	(68,463)
Other income, net	48,700	51,104	9,924
Income before income taxes	65,899	73,560	124,629

Income tax expense	(10,284)	(143,882)	(21,477)
Net income (loss)	$55,615	$(70,322)	$103,152

Net income (loss) per share
Basic	$0.59	$(0.72)	$1.01
Diluted	$0.58	$(0.72)	$1.00

Weighted-average shares of common stock outstanding:
Basic	94,586	97,557	102,206
Diluted	95,450	97,557	103,019

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2025	2024	2023
Net income (loss)	$55,615	$(70,322)	$103,152
Other comprehensive income (loss), net of tax:
Change in pension liability	358	(123)	1,836
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(247)	(1,787)	(10,254)
Reclassification adjustments, net of tax:
Foreign currency gain realized upon liquidation of subsidiary	(26)	—	(25)
Amortization of pension actuarial (gain) loss	(1)	(12)	36
Other comprehensive income (loss)	84	(1,922)	(8,407)
Total comprehensive income (loss)	$55,699	$(72,244)	$94,745

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings
	Common Stock
	Shares	Amount			Total
Balance, April 2, 2022	106,303	$4,035,849	$5,232	$512,137	$4,553,218
Net income	—	—	—	103,152	103,152
Other comprehensive loss	—	—	(8,407)	—	(8,407)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	665	(20,847)	—	—	(20,847)
Issuance of common stock in connection with employee stock purchase plan	345	30,169	—	—	30,169
Repurchase of common stock, including transaction costs and excise tax	(8,664)	(331,406)	—	(530,794)	(862,200)
Stock-based compensation	—	107,709	—	—	107,709
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(70,322)	(70,322)
Other comprehensive loss	—	—	(1,922)	—	(1,922)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	629	(25,787)	—	—	(25,787)
Issuance of common stock in connection with employee stock purchase plan	479	35,045	—	—	35,045
Repurchase of common stock, including transaction costs and excise tax	(3,959)	(299,204)	—	(103,771)	(402,975)
Stock-based compensation	—	119,539	—	—	119,539
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	55,615	55,615
Other comprehensive income	—	—	84	—	84
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	626	(31,214)	—	—	(31,214)
Issuance of common stock in connection with employee stock purchase plan	499	34,234	—	—	34,234
Repurchase of common stock, including transaction costs and excise tax	(4,003)	(358,761)	—	—	(358,761)
Stock-based compensation	—	135,982	—	—	135,982
Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$55,615	$(70,322)	$103,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	163,222	193,035	206,423
Intangible assets amortization	133,614	127,898	132,425
Deferred income taxes	(84,737)	19,405	(66,145)
Asset impairments	6,485	36,715	227,101
Goodwill and intangible asset impairment	192,569	221,414	12,411
Stock-based compensation expense	136,346	120,834	105,580
Other, net	25,481	41,806	25,299
Changes in operating assets and liabilities:
Accounts receivable, net	26,807	(105,776)	264,781
Inventories	18,188	92,909	(81,450)
Prepaid expenses and other assets	(24,348)	(23,174)	43,240
Accounts payable	7,178	89,139	(115,495)
Accrued liabilities	(45,777)	130,979	(17,613)
Income taxes payable and receivable	(4,103)	8,681	(33,240)
Other liabilities	15,662	(50,354)	36,762
Net cash provided by operating activities	622,202	833,189	843,231
Cash flows from investing activities:
Purchases of property and equipment	(137,600)	(127,230)	(158,953)
Proceeds from sales of property and equipment	7,059	49,548	1,847
Purchases of businesses, net of cash acquired	(791)	(82,974)	(95)
Proceeds from sales of businesses	173,117	20,000	—
Other investing activities	(5,230)	4,186	3,792
Net cash provided by (used in) investing activities	36,555	(136,470)	(153,409)
Cash flows from financing activities:
Payment and repurchase of debt	(439,124)	(58,309)	—
Net proceeds from sale of inventory subject to repurchase	130,204	—	—
Repurchase of common stock, including transaction costs	(356,336)	(400,054)	(861,751)
Proceeds from the issuance of common stock	35,741	36,918	32,507
Tax withholding paid on behalf of employees for restricted stock units	(31,250)	(27,111)	(23,415)
Other financing activities	(23,597)	(11,018)	(694)
Net cash used in financing activities	(684,362)	(459,574)	(853,353)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,477)	3,170	(331)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,082)	240,315	(163,862)
Cash, cash equivalents and restricted cash at the beginning of the period	1,049,258	808,943	972,805
Cash, cash equivalents and restricted cash at the end of the period	$1,021,176	$1,049,258	$808,943

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,021,176	$1,029,258	$808,757
Restricted cash included in "Other current assets" and "Other non-current assets"	—	20,000	186
Total cash, cash equivalents and restricted cash	$1,021,176	$1,049,258	$808,943

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$76,336	$55,270	$66,115
Cash paid during the year for income taxes, net of refunds	$87,256	$103,059	$105,788
Capital expenditures included in liabilities	$65,221	$70,127	$33,107

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 29, 2025
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Qorvo, Inc. (the "Company" or "Qorvo") is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets. Qorvo was formed as the result of a business combination (the "Business Combination") of RF Micro Devices, Inc. and TriQuint Semiconductor, Inc. ("TriQuint"), which closed on January 1, 2015.

The Company's design expertise and manufacturing capabilities span multiple process technologies. In fiscal 2025, the Company's primary wafer fabrication facilities were in North Carolina, Oregon and Texas, and its primary assembly and test facilities were in Costa Rica, Germany and Texas. The Company also sources products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

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

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Approximately every five to six years, the Company reports a 53-week fiscal year to align with the foregoing policy. The most recent three fiscal years ended on March 29, 2025, March 30, 2024 and April 1, 2023. Fiscal years 2025, 2024, and 2023 were 52-week years, with each fiscal quarter consisting of 13 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax-related contingencies, valuation of long-lived and intangible assets, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, expected future conditions and third-party evaluations. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company also invests in other privately held entities. These investments are measured using the most appropriate valuation methodology based on the specific characteristics of the security and are classified as "Long-term investments" in the Consolidated Balance Sheets.

The Company assesses its investments for impairment on a quarterly basis and considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include the investee's financial condition and business outlook, market for technology and other relevant events and factors affecting the investee. Investments are impaired when their fair value is less than their carrying value.

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

The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against demand forecasts on a material or product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of demand forecasts and management's analysis and assessment of overall inventory risk. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions and customer acceptance of the Company's products and technologies, as well as an assessment of the selling price in relation to the product cost. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve.

In connection with an ongoing supply agreement, legal title to inventory sold by the Company to Luxshare Precision Industry Co., Ltd. ("Luxshare") resides with Luxshare. In accordance with ASC 606 "Revenue from Contracts with

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Customers" ("ASC 606"), the Company will continue to recognize the inventory on its balance sheet and record a financial liability (which is included in "Other current liabilities" in the Consolidated Balance Sheet) equal to the cash received by the Company attributable to the inventory subject to repurchase. Changes in the amount outstanding under the supply agreement related to inventory subject to repurchase are included in cash flows from financing activities in the Consolidated Statement of Cash Flows. In accordance with ASC 330, the Company capitalizes costs incurred by Luxshare to enhance the inventory by increasing its carrying value on the Company’s balance sheet and recognizing a corresponding liability. Cash paid for inventory enhancements is included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Financing costs related to inventory subject to repurchase are included in "Interest expense" in the Consolidated Statement of Operations. Refer to Note 4 for additional information.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

If qualitative assessments conclude that it is more likely than not that the fair value of any reporting unit is less than its carrying value, quantitative assessments are performed on the applicable reporting units. The quantitative assessments may consider both the income and market approaches to estimate the fair value of a reporting unit. The

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
income approach is based on the discounted cash flow method that uses estimates of the reporting unit's revenue growth rates and operating margins as part of the Company's long-term planning process, taking into consideration historical data and industry and market conditions. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics.

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

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is less than 4% of overall revenue. The Company applies a five-step approach, as defined in ASC 606, in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company’s pricing terms are negotiated independently on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors, and represents approximately 10% of net revenue in fiscal 2025. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. The Company reduces revenue and records

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. There have been no material impairment losses on accounts receivable for fiscal years 2025, 2024 or 2023. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were immaterial as of March 29, 2025 and March 30, 2024.

The Company invoices customers upon shipment and recognizes revenue in accordance with delivery terms. As of March 29, 2025, the Company had $114.9 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

The Company includes shipping charges billed to customers in "Revenue" and includes the related shipping costs in "Cost of goods sold" in the Consolidated Statements of Operations. Taxes assessed by government authorities on revenue-producing transactions, including tariffs, value-added taxes and excise taxes, are excluded from revenue in the Consolidated Statements of Operations.

The Company incurs commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the "Marketing and selling" expense line item in the Consolidated Statements of Operations) are expensed when incurred because such commissions are not owed until the performance obligation is satisfied, which coincides with the end of the contract term, and therefore, no remaining period exists over which to amortize the commissions.

Research and Development

The Company charges all research and development ("R&D") costs to expense as incurred.

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

Stock-Based Compensation

In accordance with ASC 718, "Compensation – Stock Compensation" ("ASC 718"), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the awards. The fair value of employee stock purchase plan awards is estimated on the date of grant using a Black-Scholes pricing model based on the historical volatility, dividend yield, term and risk-free interest rate. The fair value per unit of each restricted stock unit is

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
determined on the grant date using market price and is recognized as expense over the requisite service period based on awards ultimately expected to vest.

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

Supplemental Financial Information

The "Accrued liabilities" balance as of March 29, 2025 includes accrued compensation and benefits of $89.7 million and accrued rebates of $77.9 million. The "Accrued liabilities" balance as of March 30, 2024 includes accrued compensation and benefits of $116.0 million and accrued rebates of $106.9 million.

The "Other current liabilities" balance as of March 29, 2025 includes a liability of $130.2 million for inventory subject to repurchase in connection with a supply agreement and income taxes payable of $54.7 million. The "Other current liabilities" balance as of March 30, 2024 includes income taxes payable of $59.9 million.

"Other income, net" includes $47.1 million, $38.3 million and $21.1 million of interest income in fiscal years 2025, 2024 and 2023, respectively.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires enhanced disclosures related to significant segment expenses. The Company adopted this standard for the year ended March 29, 2025 retrospectively for all periods presented in the financial statements. Refer to Note 17 for additional information.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires enhanced disclosures related to income taxes. The amendments in this ASU require a public entity to disclose specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU will also require the Company to disaggregate its taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this new standard will have on its fiscal 2026 disclosures.

2. CONCENTRATIONS OF CREDIT RISK

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable. The Company's trade receivables are evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics, adjusting for broad-based economic indicators as well as customer-specific factors. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk and believes that credit risks are moderated by the financial stability of its major customers, conservative payment terms and the Company’s strict credit policies.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company provides products to its largest end customer, Apple Inc., through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 47%, 46% and 37% of total revenue in fiscal years 2025, 2024 and 2023, respectively. Samsung Electronics Co., Ltd., accounted for approximately 10%, 12% and 12% of total revenue in fiscal years 2025, 2024 and 2023, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices from the Company's ACG segment.

The Company's three largest accounts receivable balances comprised approximately 64% and 60% of aggregate gross accounts receivable as of March 29, 2025 and March 30, 2024, respectively.

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	March 29, 2025	March 30, 2024
Raw materials	$184,695	$201,748
Work in process	322,814	347,175
Finished goods	133,483	161,632
Total inventories	$640,992	$710,555

4. BUSINESS DIVESTITURES

Silicon carbide power device business

In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its silicon carbide ("SiC") power device business and impairment testing was triggered. The inventory and long-lived assets that were held and used by this business were reviewed for impairment in accordance with ASC 330 and ASC 360, "Property, Plant and Equipment" ("ASC 360"), respectively, resulting in inventory write-downs of $13.7 million (for inventory expected to be disposed of) and impairments of intangible assets (primarily developed technology) of $16.6 million. In addition, as the SiC power device business constituted a reporting unit, the goodwill of the reporting unit was also subject to an impairment assessment in accordance with ASC 350, and it was determined that the carrying value exceeded the fair value of this reporting unit, resulting in a goodwill impairment charge of approximately $96.5 million (representing the entire goodwill assigned to this reporting unit).

In December 2024, the Company entered into a definitive agreement to divest its SiC power device business (the "SiC Disposal Group") and in January 2025, the sale was completed for net cash proceeds of approximately $117.5 million. The sale of the SiC Disposal Group, which had a carrying value of $90.6 million (subsequent to the total impairments recorded in the second quarter of fiscal 2025 of $126.8 million), resulted in a gain of $26.9 million, which is recorded in "Other operating expense" in the Consolidated Statements of Operations. The divestiture of the SiC Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20, "Presentation of Financial Statements: Discontinued Operations" ("ASC 205-20").

The cash received from the sale of the SiC Disposal Group is included in cash flows from investing activities in the Consolidated Statement of Cash Flows for the fiscal year ended March 29, 2025.

Refer to Note 6 for additional information regarding the impairment of goodwill and intangible assets and refer to Note 12 for information regarding additional charges associated with the sale of the SiC Disposal Group.

Assembly and test operations in Beijing and Dezhou

On December 16, 2023, the Company entered into a definitive agreement (the "Purchase Agreement") with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China (the "China Disposal Group"). The China Disposal Group met the criteria to be classified as held for sale in accordance with ASC 360 in the fourth quarter of fiscal 2024. As the carrying value of the China Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million (which included a goodwill write-off of $22.0 million) was recorded in "Other operating expense" in the fiscal 2024 Consolidated Statement of Operations. The divestiture of the China Disposal Group did not meet the criteria to be reported as discontinued operations per ASC 205-20. As of March 30, 2024, the assets

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
and the liabilities of the China Disposal Group classified as held for sale totaled $159.3 million and $88.4 million, respectively.

The Company completed the sale of its assembly and test operations in China on May 2, 2024 for a purchase price of approximately $234.0 million, resulting in an incremental loss of $6.0 million (which included an additional goodwill write-off of $1.0 million) recorded in "Other operating expense" in the fiscal 2025 Consolidated Statement of Operations. The consideration received was for the cash on hand of the disposed business of $29.0 million, the assets and liabilities of the China Disposal Group of $76.0 million and inventory of $129.0 million. The cash received for inventory related to inventory that the Company sold to Luxshare and is obligated to repurchase at a future date subsequent to the performance of assembly and test services by Luxshare pursuant to a supply agreement.

The cash received from the sale of the assets and liabilities of the China Disposal Group of $76.0 million is included in cash flows from investing activities in the fiscal 2025 Consolidated Statement of Cash Flows, net of a $20.0 million deposit received in fiscal 2024 upon execution of the Purchase Agreement (which was included in investing activities in the fiscal 2024 Consolidated Statement of Cash Flows). The net proceeds from the sale of inventory subject to repurchase by the Company is included in cash flows from financing activities in the fiscal 2025 Consolidated Statement of Cash Flows.

5. PROPERTY & EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 29, 2025	March 30, 2024
Land	$23,039	$23,039
Building and leasehold improvements	366,061	354,037
Machinery and equipment	2,159,937	2,091,268
Construction in progress	98,223	86,230
Total property and equipment, gross	2,647,260	2,554,574
Less accumulated depreciation	(1,845,365)	(1,683,592)
Total property and equipment, net	$801,895	$870,982

6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2025 are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of March 30, 2024 (1)	$517,542	$300,299	$1,716,760	$2,534,601
Goodwill impairment	(96,458)	(47,782)	—	(144,240)
Measurement period adjustments related to a fiscal 2024 acquisition	380	—	—	380
Goodwill written off related to sale of business (2)	—	(200)	(800)	(1,000)
Balance as of March 29, 2025 (1)	$421,464	$252,317	$1,715,960	$2,389,741
(1) The Company’s goodwill balance is presented net of accumulated impairment losses totaling $1,047.6 million and $903.4 million as of March 29, 2025 and March 30, 2024, respectively, which were recognized in fiscal years 2009, 2013, 2014, 2022, 2023, 2024 and 2025.
(2) Refer to Note 4 for additional information.

The Company operates under three segments with a total of six reporting units as of March 29, 2025.

In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its SiC power device business, which constituted a reporting unit within the HPA segment, and impairment testing was triggered. The impairment testing resulted in impairments of goodwill and intangible assets (primarily developed technology) of approximately $96.5 million and $16.6 million, respectively, recorded in "Goodwill and

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
intangible asset impairment" in the Consolidated Statement of Operations. The estimated fair values of the intangible assets and the reporting unit were determined using a market approach, and the significant inputs related to valuing these assets are classified as Level 3 in the fair value hierarchy. The Company completed the sale of its SiC power device business in January 2025. Refer to Note 4 for additional information.

In March 2025, the Company revised its long-term forecasts for its microelectromechanical system ("MEMS")-based sensing solutions business due to slower than expected market adoption of this technology into mobile handsets as compared to previous assumptions. As part of ongoing efforts to focus on opportunities that align with long-term profitability objectives, the Company began to seek strategic alternatives related to its MEMS-based sensing solutions business, which constitutes a reporting unit within the CSG segment. Given the future funding requirements necessary to further develop these solutions and achieve the desired results, the Company decided not to invest further in this business. Therefore, the Company determined that there was a more-likely-than-not expectation of divesting this reporting unit, and impairment testing was triggered. The impairment testing resulted in impairment charges to goodwill and intangible assets (developed technology) of approximately $47.8 million and $31.7 million, respectively, recorded in "Goodwill and intangible asset impairment" in the Consolidated Statement of Operations. The estimated fair values of the intangible assets and the reporting unit were determined using the income approach, and the significant inputs related to valuing these assets are classified as Level 3 in the fair value hierarchy.

In fiscal 2024, the Company recorded goodwill impairment charges totaling $221.4 million for a reporting unit within the CSG segment as a result of the Company's interim goodwill impairment assessments. In fiscal 2023, the Company recorded a goodwill impairment charge of $12.4 million related to the expected divestiture of its biotechnology business, which constituted a reporting unit within the CSG segment. These impairment charges are recorded in "Goodwill and intangible asset impairment" in the Consolidated Statements of Operations.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 29, 2025		March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$627,038	$427,366	$903,089	$484,347
Customer relationships	80,800	62,111	100,040	67,999
Technology licenses	74,976	29,876	54,869	6,525
Trade names	700	262	1,610	939
IPRD	9,579	N/A	9,585	N/A
Total (1)	$793,093	$519,615	$1,069,193	$559,810
(1) Amounts include the impact of foreign currency translation.

At the beginning of each fiscal year, the Company removes the gross asset and accumulated amortization amounts of intangible assets that have reached the end of their useful lives and have been fully amortized. Useful lives are estimated based on the expected economic benefit to be derived from the intangible assets. The gross carrying amounts and accumulated amortization of fully impaired intangible assets are written off at the time of impairment.

Total intangible assets amortization expense was $133.6 million, $127.9 million and $132.4 million in fiscal years 2025, 2024 and 2023, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table provides the Company's estimated amortization expense for intangible assets for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2026	$108,000
2027	84,000
2028	37,000
2029	25,000
2030	13,000

7. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Invested funds under the Company's non-qualified deferred compensation plan are held in a rabbi trust and consist of mutual funds. The fair value of the mutual funds is calculated using the net asset value per share determined by quoted active market prices of the underlying investments and are considered Level 1 in the fair value hierarchy. The fair value of the mutual funds as of March 29, 2025 and March 30, 2024 was $58.4 million and $52.3 million, respectively.

8. LEASES

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2034, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Operating leases are classified in the Consolidated Balance Sheets as follows (in thousands):

	March 29, 2025	March 30, 2024
Other non-current assets	$58,511	$61,293
Other current liabilities	16,562	15,601
Other long-term liabilities	45,283	50,578

Details of operating leases are as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Operating lease expense	$19,172	$21,531	$20,162
Short-term lease expense	8,342	7,359	7,798
Variable lease expense	4,243	5,323	5,386

Cash paid for amounts included in the measurement of operating lease liabilities	20,392	22,471	21,480

Right-of-use assets obtained in exchange for new operating lease liabilities	14,363	11,750	28,940

The weighted-average remaining lease term and weighted-average discount rate for operating leases are as follows:

	March 29, 2025	March 30, 2024
Weighted-average remaining lease term (years)	5.1	6.3
Weighted-average discount rate	4.27%	4.02%

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The aggregate future lease payments for operating leases as of March 29, 2025 are as follows (in thousands):

Fiscal Year	Lease Payments
2026	$18,698
2027	15,578
2028	12,761
2029	7,040
2030	3,818
Thereafter	11,356
Total future lease payments	69,251
Less imputed interest	(7,406)
Present value of lease liabilities	$61,845

9. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	March 29, 2025	March 30, 2024
1.750% senior notes due 2024	$—	$439,738
4.375% senior notes due 2029	850,000	850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium, discount and issuance costs, net	(785)	(1,726)
Total debt	1,549,215	1,988,012
Less current portion of debt	—	(438,740)
Total long-term debt	$1,549,215	$1,549,272

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

During fiscal 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of March 29, 2025, the Company was in compliance with these covenants.

Senior Notes due 2024

On December 14, 2021, the Company issued $500.0 million aggregate principal amount of its 1.750% senior notes due 2024 (the "2024 Notes"). The Company repurchased $27.3 million and $60.3 million of the principal amount of the 2024 Notes in fiscal years 2025 and 2024, respectively, plus accrued and unpaid interest, on the open market, and recognized net gains on debt extinguishment of $0.6 million and $1.8 million in fiscal years 2025 and 2024, respectively, which is included in "Other income, net" in the Consolidated Statements of Operations. The Company repaid the remaining principal balance of $412.5 million of the 2024 Notes, plus accrued and unpaid interest, with cash on hand upon maturity in December 2024.

Interest paid on the 2024 Notes during fiscal years 2025, 2024 and 2023 was $7.2 million, $8.6 million and $8.8 million, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during each of the fiscal years 2025, 2024 and 2023 was $37.2 million.

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

The 2031 Notes have not been and will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal years 2025, 2024 and 2023 was $23.6 million, $11.8 million and $23.6 million, respectively.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of March 29, 2025 was $812.8 million and $613.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2024 Notes, the 2029 Notes and the 2031 Notes as of March 30, 2024 was $426.9 million, $797.6 million and $603.8 million, respectively (compared to the outstanding principal amount of $439.7 million, $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During fiscal 2025, the Company recognized $82.2 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $3.9 million of interest capitalized to property and equipment. Interest expense in fiscal 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. During fiscal 2024, the Company recognized $72.1 million of interest expense primarily related to the 2024 Notes, 2029 Notes and the 2031 Notes, which was partially offset by $2.9 million of interest capitalized to property and equipment. During fiscal 2023, the Company recognized $72.3 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $3.9 million of interest capitalized to property and equipment.

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

In total, the Company contributed $23.5 million, $20.3 million and $18.8 million to its domestic and foreign defined contribution plans during fiscal years 2025, 2024 and 2023, respectively.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million as of March 29, 2025 and March 30, 2024 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of both plans were $9.2 million and $9.6 million as of March 29, 2025 and March 30, 2024, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgment including assumptions based on local economic conditions. The net periodic benefit cost was approximately $0.5 million for fiscal years 2025, 2024 and 2023.

Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan ("NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $58.4 million and $52.3 million as of March 29, 2025 and March 30, 2024, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $2.9 million and $2.3 million as of March 29, 2025 and March 30, 2024, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $55.5 million and $50.0 million as of March 29, 2025 and March 30, 2024, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets. Fluctuations in the market value of the investments held in the rabbi trust result in the recognition of an investment gain or loss and deferred compensation expense or income. The change in the market value of the assets and the corresponding deferred compensation expense are recognized in “Other income, net” and “Other operating expenses,” respectively, in the Consolidated Statements of Operations.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

The Company's purchase obligations include noncancelable purchases of materials, manufacturing services and equipment and software, with the majority of payments due within the next 12 months. The majority of noncancelable purchase obligations are not recorded as liabilities in the Consolidated Balance Sheet because the Company has not received the related goods or services as of March 29, 2025.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. RESTRUCTURING

2025 Restructuring Initiatives

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company determined in the second quarter of fiscal 2025 that there was a more-likely-than-not expectation of divesting its SiC power device business and impairment testing was triggered, which resulted in inventory write-downs of $13.7 million (for inventory expected to be disposed of, which is recorded in "Cost of goods sold" in the Consolidated Statement of Operations), impairment of intangible assets of $16.6 million and a goodwill impairment charge of approximately $96.5 million. The sale of the SiC power device business was completed in the fourth quarter of fiscal 2025, which resulted in a gain of $26.9 million.

In addition, the Company took actions in the third quarter of fiscal 2025 to streamline its manufacturing footprint and reduce operating expenses, which included workforce reductions primarily targeting the Company's mass-market Android business and the cancellation of certain multiyear projects to update the Company's core business systems. In accordance with ASC 420, "Exit or Disposal Cost Obligations," the Company recorded $6.4 million related to the termination of a contract before the end of its term, $27.7 million for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company and asset impairments of $15.8 million related to the write-off of capitalized software costs in accordance with ASC 360 (all of which are included in "Other operating expense" in the Consolidated Statement of Operations).

In the fourth quarter of fiscal 2025, the Company began to seek strategic alternatives related to its MEMS-based sensing solutions business. Given the future funding requirements necessary to further develop these solutions and achieve the desired results, the Company decided not to invest further in this business. Therefore, the Company determined that there was a more-likely-than-not expectation of divesting the MEMS-based sensing solutions business, and impairment testing was triggered. The impairment testing resulted in impairment charges to goodwill and intangible assets of approximately $47.8 million and $31.7 million, respectively.

Refer to Note 4 for additional information regarding the divestiture of the SiC power device business and Note 6 for additional information regarding the impairment of goodwill and intangible assets.

During fiscal 2026, the Company expects to incur additional charges associated with the 2025 Restructuring Initiatives of approximately $15.0 million to $20.0 million, primarily related to employee termination benefits and legal and consulting fees.

The following table summarizes the charges resulting from the 2025 Restructuring Initiatives (in thousands):

	Fiscal 2025
	Cost of Goods Sold	Goodwill and Intangible Asset Impairment	Other Operating Expense	Total
Contract termination and other costs	$11,622	$—	$43,443	$55,065
Asset impairments and gain on sale of business (1)	14,359	192,569	(10,914)	196,014
One-time employee termination benefits	—	—	7,788	7,788
Total	$25,981	$192,569	$40,317	$258,867
(1) "Other Operating Expense" includes a gain on sale of the SiC power device business.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table summarizes the liability activity related to the 2025 Restructuring Initiatives (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$—	$—	$—
Costs incurred and charged to expense	7,788	43,443	51,231
Cash payments	(7,311)	(12,955)	(20,266)
Accrued restructuring balance as of March 29, 2025	$477	$30,488	$30,965

The Company incurred additional immaterial legal fees and other costs in fiscal 2025 in connection with other miscellaneous restructuring initiatives.

2024 Restructuring Initiative

In the third quarter of fiscal 2024 the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China. The sale of these operations (the "2024 Restructuring Initiative") was completed in the first quarter of fiscal 2025 (refer to Note 4 for additional information).

The following tables summarize, by fiscal year, the charges resulting from the 2024 Restructuring Initiative (in thousands):

		Fiscal 2025
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$4,309	$4,309
Asset impairment costs	1,754	5,718	7,472
One-time employee termination benefits	—	6,484	6,484
Total	$1,754	$16,511	$18,265

		Fiscal 2024
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$7,213	$7,213
Asset impairment costs	1,213	35,733	36,946
One-time employee termination benefits	—	8,887	8,887
Total	$1,213	$51,833	$53,046

As of March 29, 2025, the Company has recorded cumulative expenses of approximately $11.5 million, $44.4 million and $15.4 million for contract termination and other costs, asset impairment costs, and one-time employee termination benefits, respectively, as a result of the 2024 Restructuring Initiative. The Company does not expect to incur additional material charges related to the 2024 Restructuring Initiative.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table summarizes the liability activity related to the 2024 Restructuring Initiative (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance, April 1, 2023	$—	$—	$—
Costs incurred and charged to expense	8,887	7,213	16,100
Cash payments	(1,455)	(3,133)	(4,588)
Accrued restructuring balance, March 30, 2024	$7,432	$4,080	$11,512
Costs incurred and charged to expense	6,484	4,309	10,793
Cash payments	(12,512)	(8,156)	(20,668)
Accrued restructuring balance, March 29, 2025	$1,404	$233	$1,637

2023 Restructuring Initiatives

During fiscal 2023, the Company initiated actions to improve efficiencies in its operations and further align the organization with its strategic objectives, which primarily included seeking strategic alternatives related to its biotechnology business (the "2023 Restructuring Initiatives" and, together with the 2025 Restructuring Initiatives and the 2024 Restructuring Initiative, the "Restructuring Initiatives"). The Company completed the sale of its biotechnology business in the third quarter of fiscal 2024.

The Company incurred immaterial costs in fiscal 2025 as a result of the 2023 Restructuring Initiatives.

The following tables summarize, by fiscal year, the charges resulting from the 2023 Restructuring Initiatives (in thousands):

		Fiscal 2024
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$19,028	$4,244	$23,272
Asset impairment costs	2,159	9,307	11,466
One-time employee termination benefits	—	2,681	2,681
Total	$21,187	$16,232	$37,419

	Fiscal 2023
	Cost of Goods Sold	Goodwill Impairment	Other Operating Expense	Total
Contract termination and other costs	$3,600	$—	$19,183	$22,783
Asset impairment costs	43,004	12,411	45,422	100,837
One-time employee termination benefits	—	—	2,885	2,885
Total	$46,604	$12,411	$67,490	$126,505

As of March 29, 2025, the Company has recorded cumulative expenses of approximately $46.5 million, $99.9 million, $12.4 million and $5.9 million for contract termination and other costs, asset impairment costs, goodwill impairment charges, and one-time employee termination benefits, respectively, as a result of the 2023 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2023 Restructuring Initiatives.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table summarizes the liability activity related to the 2023 Restructuring Initiatives (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance, April 1, 2023	$—	$5,248	$5,248
Costs incurred and charged to expense	2,681	23,272	25,953
Cash payments	(2,334)	(19,212)	(21,546)
Accrued restructuring balance, March 30, 2024	$347	$9,308	$9,655
Costs incurred and charged to expense	321	468	789
Cash payments	(668)	(9,585)	(10,253)
Accrued restructuring balance, March 29, 2025	$—	$191	$191

13. INCOME TAXES

Income before income taxes consists of the following components (in thousands):

	Fiscal Year
	2025	2024	2023
United States	$(405,546)	$(281,790)	$(466,070)
Foreign	471,445	355,350	590,699
Total	$65,899	$73,560	$124,629

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Current tax (expense) benefit:
Federal	$(19,482)	$(36,155)	$(21,704)
State	(92)	(232)	(488)
Foreign	(75,447)	(88,090)	(65,430)
	(95,021)	(124,477)	(87,622)
Deferred tax (expense) benefit:
Federal	91,101	(6,532)	60,351
State	(49)	1,090	2,371
Foreign	(6,315)	(13,963)	3,423
	84,737	(19,405)	66,145
Total	$(10,284)	$(143,882)	$(21,477)

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income for fiscal years 2025, 2024 and 2023 is as follows (dollars in thousands):

	Fiscal Year
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(13,839)	21.0%	$(15,448)	21.0%	$(26,172)	21.0%
(Increase) decrease resulting from:
State benefit (expense), net of federal impact	4,448	(6.7)	(1,028)	1.4	2,259	(1.8)
Tax credits	61,037	(92.6)	67,726	(92.1)	97,809	(78.5)
Effect of changes in income tax rate applied to net deferred tax assets	657	(1.0)	(150)	0.2	(950)	0.8
Foreign tax rate difference	60,131	(91.2)	46,102	(62.7)	73,491	(59.0)
Foreign permanent differences and related items	2,342	(3.6)	(5,540)	7.5	(10,852)	8.7
Change in valuation allowance	(12,812)	19.4	(7,537)	10.2	385	(0.3)
Expiration of state and foreign attributes	(2,444)	3.7	(1,947)	2.6	(1,962)	1.6
Stock-based compensation	(13,054)	19.8	(10,696)	14.5	(9,036)	7.2
Tax reserve adjustments	10,950	(16.6)	(8,451)	11.5	(9,437)	7.6
U.S. tax on foreign earnings, including GILTI & FDII (1) (2)	(76,394)	115.9	(129,692)	176.4	(128,708)	103.3
Tax on unremitted foreign earnings	2,038	(3.1)	(3,283)	4.5	(402)	0.3
Restructuring-related adjustments (3)	(32,390)	49.2	(42,715)	58.1	(2,606)	2.1
Impairments and acquisition related adjustments	—	—	(31,717)	43.2	(3,089)	2.4
Other income tax (expense) benefit	(954)	1.4	494	(0.7)	(2,207)	1.8
	$(10,284)	15.6%	$(143,882)	195.6%	$(21,477)	17.2%
(1) The Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII") provisions became effective for the Company in fiscal 2019, at which time the Company elected to treat taxes due on future GILTI inclusions in U.S. taxable income as a period cost.
(2) Beginning in fiscal 2023 and as required by the Tax Cuts and Jobs Act, the Company was required to capitalize and amortize R&D expenses which were previously expensed for U.S. tax purposes.
(3) Includes the tax impacts of impairments and other costs associated with the Restructuring Initiatives, as well as all other tax consequences of the Restructuring Initiatives (refer to Note 12 for additional information). Other tax consequences include impacts to tax reserves, valuation allowances, tax on remittances, and other related adjustments.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	March 29, 2025	March 30, 2024
Deferred income tax assets:
Capitalized research and development expenses	$96,198	$60,875
Research and other tax credits	42,066	54,681
Employee benefits	34,335	28,225
Capital loss carryforwards	29,334	—
Net operating loss carryforwards	25,045	25,563
Inventories	17,485	16,290
Lease liabilities	13,713	14,395
Other	14,012	12,898
Total deferred income tax assets	272,188	212,927
Valuation allowance	(85,722)	(43,636)
Total deferred income tax assets, net of valuation allowance	$186,466	$169,291

Deferred income tax liabilities:
Property and equipment	$(34,912)	$(48,139)
Intangible assets	(34,289)	(71,912)
Right-of-use assets	(12,985)	(13,301)
Accrued tax on unremitted foreign earnings	(8,701)	(40,912)
Other	(4,948)	(3,834)
Total deferred income tax liabilities	(95,835)	(178,098)
Net deferred income tax asset (liability)	$90,631	$(8,807)

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$101,439	$25,400
Other long-term liabilities	(10,808)	(34,207)
Net deferred income tax asset (liability)	$90,631	$(8,807)

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of March 29, 2025 and March 30, 2024. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets will not be realized.

The valuation allowance against deferred tax assets increased in fiscal 2025 by $42.1 million and is primarily attributable to the valuation allowance against federal and state capital loss carryforwards of $29.3 million, which is presented as a component of the restructuring-related adjustments in the reconciliation of income tax expense.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The components of the change in valuation allowances and ending balances are as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Beginning valuation allowance	$43,636	$35,896	$36,281
Charged (credited) to income tax provision:
Domestic tax attributes and deferred tax assets	33,344	(3,367)	583
Foreign tax attributes and deferred tax assets	8,802	10,904	(968)
Translation and other charges (1)	(60)	203	—
Ending valuation allowance	$85,722	$43,636	$35,896

Components of ending valuation allowance:
Domestic deferred tax assets	$65,769	$32,406	$35,570
Foreign deferred tax assets	19,953	11,230	326
Valuation allowance	$85,722	$43,636	$35,896
(1) Charges outside of income tax primarily relate to purchase accounting adjustments.

As of March 29, 2025, the Company had federal tax loss carryforwards of approximately $30.4 million, some of which expire in fiscal years 2026 to 2038, and state tax loss carryforwards of approximately $98.5 million, some of which expire in fiscal years 2026 to 2044, the remainders of which will carry forward indefinitely. Federal research credits of $72.4 million expire in fiscal years 2043 to 2045, and a portion of the Company's state research credits of $71.5 million expire in fiscal years 2026 to 2043, while the remainder carry forward indefinitely. The Company had foreign tax loss carryforwards of $86.0 million as of March 29, 2025, some of which expire in fiscal years 2026 to 2035. Each tax loss carryforward and tax credit expire only if unused prior to their respective expiration date. The utilization of acquired domestic tax assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state income tax provisions.

The Company currently operates in numerous international jurisdictions, which expose the Company to taxation in various regions. The Company continually evaluates its global cash needs and has historically asserted that some of its unremitted earnings were permanently reinvested. In fiscal 2024, as a result of the Company's divestiture of its assembly and test operations in China (refer to Note 4 for additional information), it was determined the Company could no longer support its permanent reinvestment assertion on related, unremitted earnings. As a result, the Company is not permanently reinvested on earnings of its foreign subsidiaries which have been subject to U.S. federal taxation and has recognized a corresponding deferred tax liability for the estimated tax that would be incurred upon repatriation.

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore. These tax holiday agreements have varying rates and expire in December 2027 and December 2031, respectively. Incentives from these countries are subject to the Company meeting certain employment and investment requirements. Relative to the statutory tax rate, income tax expense decreased by $54.0 million (an impact of approximately $0.57 per basic and diluted share) in fiscal 2025 and $57.2 million (an impact of approximately $0.59 per basic and diluted share) in fiscal 2024 as a result of these agreements.

The Company’s gross unrecognized tax benefits totaled $145.7 million, $158.9 million and $152.3 million as of March 29, 2025, March 30, 2024 and April 1, 2023, respectively. Of these amounts, $139.6 million, $152.6 million and $145.9 million as of March 29, 2025, March 30, 2024 and April 1, 2023, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits decreased from $158.9 million as of March 30, 2024 to $145.7 million as of March 29, 2025, primarily due to the expiration of statute of limitations on prior-year positions and reductions related to the divestiture of the SiC Disposal Group and the China Disposal Group, partially offset by increases in current year tax positions.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A summary of the changes in the amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Beginning balance	$158,899	$152,331	$144,055
Additions based on positions related to current year	16,696	5,298	9,718
Additions for tax positions in prior years	1,593	2,280	2,467
Reductions for tax positions in prior years	(536)	(2,416)	(356)
Expiration of statute of limitations	(24,983)	(436)	(3,546)
Other (reductions) additions (1)	(5,952)	1,842	(7)
Ending balance	$145,717	$158,899	$152,331
(1) Relates to divestitures and purchase accounting related adjustments.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2025, 2024 and 2023, the Company recognized $2.2 million, $3.5 million and $0.9 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $7.5 million, $5.3 million and $1.9 million as of March 29, 2025, March 30, 2024 and April 1, 2023, respectively.

The unrecognized tax benefits of $145.7 million and accrued interest and penalties of $7.5 million as of March 29, 2025 are recorded in the Consolidated Balance Sheet as a $49.5 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

Due to uncertainties regarding the timing of examinations and the amount of settlements that may be paid, if any, to tax authorities, the Company believes it is reasonably possible that $2.2 million of gross unrecognized tax benefits will be reduced within the next 12 months.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company’s fiscal 2021 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as all attributes brought forward into those years. The Company is also subject to examination by various international tax authorities. The tax years subject to examination vary by jurisdiction.

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year
	2025	2024	2023
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$55,615	$(70,322)	$103,152
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	94,586	97,557	102,206
Effect of dilutive securities:
Stock-based awards	864	—	813
Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	95,450	97,557	103,019
Basic net income (loss) per share	$0.59	$(0.72)	$1.01
Diluted net income (loss) per share	$0.58	$(0.72)	$1.00

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
In the computation of diluted net income per share for fiscal 2025, approximately 1.0 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of net loss per share for fiscal 2024, approximately 1.5 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal 2023, approximately 0.8 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

15. STOCK-BASED COMPENSATION

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $136.3 million, $120.8 million and $105.6 million for fiscal years 2025, 2024 and 2023, respectively. The net tax benefit realized for the tax deduction from stock-based compensation was $17.3 million, $16.2 million and $14.5 million, for fiscal years 2025, 2024 and 2023, respectively.

Equity Incentive Award Plans

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

2022 Stock Incentive Plan – Qorvo, Inc.
The Company currently grants equity-based awards to eligible employees, directors and independent contractors under the 2022 Stock Incentive Plan (the "2022 Plan"), which was approved by the Company's stockholders on August 9, 2022. Under the 2022 Plan, the Company is permitted to grant awards, such as restricted stock units, restricted stock awards, performance shares, performance units, stock options, stock appreciation rights and phantom stock awards, to eligible participants. The maximum number of shares issuable under the 2022 Plan may not exceed 4.5 million shares (subject to adjustment for anti-dilution purposes). As of March 29, 2025, approximately 1.7 million shares were available for issuance under the 2022 Plan.

Restricted Stock Units

Restricted stock units ("RSUs") granted by the Company in fiscal years 2025, 2024 and 2023 are either service-based or performance-based. Service-based RSUs generally vest over a four-year period from the grant date. Performance-based awards are comprised of corporate objective-based awards and gross margin-based awards. Corporate objective-based awards are earned based on Company achievement of specific performance targets and, if earned, generally vest one-half when earned and the remaining balance vests in equal installments over each of the following two years. Gross margin-based awards are earned based on Company achievement of gross margin targets and, if earned, generally vest when earned. RSUs granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2025, each non-employee director was eligible to receive an annual grant of RSUs.

The RSUs granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result,

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
these awards are expensed at grant date. In fiscal 2025, stock-based compensation of $38.5 million was recognized upon the grant of 0.1 million service-based RSUs and 0.3 million performance-based RSUs to certain officers of the Company.

The fair value per unit of each RSU is determined on the grant date, and the compensation expense is based on awards ultimately expected to vest. The Company has elected to estimate forfeitures at the time of grant and if actual forfeitures differ from those estimates, the Company revises the estimates in subsequent periods. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for restricted stock units.

A summary of activity with respect to RSUs under the Company’s director and employee stock plans follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested balance as of March 31, 2024	2,224	$111.32
Granted	1,703	98.00
Vested	(931)	116.20
Forfeited	(176)	109.24
Unvested balance as of March 29, 2025	2,820	102.45

As of March 29, 2025, total remaining unearned compensation cost related to unvested RSUs was $186.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

The total intrinsic value of RSUs that vested during fiscal years 2025, 2024 and 2023 was $96.3 million, $85.8 million and $74.1 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date. The Company settles RSUs with newly issued shares of the Company's common stock. For the majority of RSUs, shares are issued on the vesting date net of the amount of shares needed to satisfy statutory tax withholding obligations to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs unvested.

Employee Stock Purchase Plan

Effective upon closing of the Business Combination, the Company assumed the TriQuint Employee Stock Purchase Plan (the "ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. As of March 29, 2025, 1.7 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.5 million shares under the ESPP in fiscal 2025, 0.5 million shares in fiscal 2024 and 0.3 million shares in fiscal 2023.

Cash received from participation in the employee stock purchase plan (excluding accrued unremitted employee funds) was approximately $34.2 million for fiscal 2025 and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The Company settles employee stock purchase plan purchases with newly issued shares of the Company's common stock. The fair value of each award is estimated on the date of grant using a Black-Scholes pricing model based on the historical volatility, dividend yield, term and risk-free interest rate.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
16. STOCKHOLDERS' EQUITY

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

During fiscal years 2025, 2024 and 2023, the Company repurchased approximately 4.0 million shares, 4.0 million shares and 8.7 million shares of its common stock, respectively, for approximately $358.8 million, $403.0 million and $862.2 million, respectively (including transaction costs and excise tax, as applicable) under the prior and current share repurchase programs. As of March 29, 2025, approximately $948.7 million remains authorized for repurchases under the current share repurchase program.

Common Stock Reserved For Future Issuance

As of March 29, 2025, the Company had reserved a total of approximately 6.1 million of its authorized 405.0 million shares of common stock for possible future issuance as follows (in thousands):

Company stock incentive plans	1,662
Employee stock purchase plan	1,661
Unvested restricted stock units	2,820
Total shares reserved	6,143

17. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company's three operating and reportable segments, HPA, CSG and ACG, are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"). The CODM primarily uses segment operating income (loss) to evaluate each segment's performance and allocate resources. This measure is utilized during the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments and personnel across all operating segments. The Company’s manufacturing facilities service and provide benefit to all three operating segments, and the operating costs of the facilities are reflected in the cost of goods sold for each operating segment. The Company’s operating segments do not record intercompany revenue. The Company does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The CODM does not evaluate operating segments using discrete asset information.

HPA is a leading global supplier of RF, analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in consumer, defense and aerospace, infrastructure, industrial and enterprise, and mobile markets.

CSG is a leading global supplier of connectivity and sensor solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi®, cellular solutions for the Internet of Things and microelectromechanical system-based sensors to serve customers in automotive, consumer, industrial and enterprise, and mobile markets.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance discrete and highly integrated cellular products.

The unallocated amounts include operating expenses such as stock-based compensation expense, amortization of acquired intangible assets, restructuring-related charges, acquisition and integration-related costs, goodwill and other asset impairments, net adjustments related to a terminated capacity reservation agreement, gain or loss on assets, costs associated with upgrading certain of the Company's core business systems and other miscellaneous corporate overhead expenses that the Company does not allocate to its operating segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the unallocated amounts, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following tables present details of the Company’s operating and reportable segments and a reconciliation of segment operating income to consolidated income before income taxes (in thousands):

		Fiscal Year
	2025	2024	2023
Revenue:
HPA	$637,261	$572,953	$727,187
CSG	472,521	434,537	474,364
ACG	2,609,189	2,762,016	2,367,848
Total revenue	$3,718,971	$3,769,506	$3,569,399

Segment expenses:
HPA
Cost of goods sold	$288,847	$279,516	$328,346
Research and development	151,139	130,000	125,611
Marketing and selling	63,006	52,565	51,134
General and administrative	25,374	28,371	23,276
Segment operating income	108,895	82,501	198,820

CSG
Cost of goods sold	293,664	291,350	320,849
Research and development	135,580	133,252	137,702
Marketing and selling	76,583	74,455	64,284
General and administrative	22,536	24,129	23,609
Segment operating loss	(55,842)	(88,649)	(72,080)

ACG
Cost of goods sold	1,456,799	1,523,025	1,266,347
Research and development	406,776	373,473	346,293
Marketing and selling	61,654	56,687	59,355
General and administrative	81,513	80,925	68,145
Segment operating income	602,447	727,906	627,708

Total segment operating income	$655,500	$721,758	$754,448

Unallocated amounts:
Stock-based compensation expense	(136,346)	(120,834)	(105,580)
Amortization of acquired intangible assets	(110,081)	(121,809)	(132,126)
Restructuring-related charges (1)	(88,182)	(92,764)	(114,094)
Acquisition and integration-related costs	(9,570)	(11,172)	(23,311)
Goodwill and intangible asset impairment (2)	(192,569)	(221,414)	(12,411)
Net adjustments related to a terminated capacity reservation agreement	5,444	(38,419)	(181,000)
Other	(28,669)	(23,645)	(2,758)
Consolidated operating income	95,527	91,701	183,168

Interest expense	(78,328)	(69,245)	(68,463)
Other income, net	48,700	51,104	9,924
Income before income taxes	$65,899	$73,560	$124,629
(1) Refer to Note 12 for additional information.
(2) Refer to Note 6 for additional information.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The consolidated financial statements include revenue to customers by geographic region (based on the location of the customers' headquarters) that are summarized as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Revenue:
United States	$2,227,177	$2,175,937	$1,817,960
China	620,423	726,810	741,405
Other Asia	444,352	517,683	498,966
Taiwan	341,161	260,839	308,642
Europe	85,858	88,237	202,426
Total revenue	$3,718,971	$3,769,506	$3,569,399

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 29, 2025	March 30, 2024
Long-lived tangible assets:
United States	$725,620	$795,466
Other countries	76,275	75,516

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 19, 2025 expressed an unqualified opinion thereon.

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

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $641.0 million as of March 29, 2025, representing approximately 10.8% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of inventories on a material or product family basis each reporting period. Obsolete inventory or inventory in excess of management’s demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

Auditing management’s estimates for inventory reserves involved significant judgment because the assessment considers a number of factors, including demand forecasts, changes in the customer base, and customer acceptance of the Company’s products and technologies that are affected at least partially by market and economic conditions outside the Company’s control.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement relating to the Company’s inventory reserves estimation process, including controls over management's development and review of the assumptions and data underlying the inventory reserves.

Our audit procedures included, among others, testing the reasonableness of the significant assumptions and testing the accuracy and completeness of underlying data used in management’s assessment of inventory reserves. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates for both the demand forecast assumptions and the reserve estimate by comparing management’s historical estimates to actual results.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Charlotte, North Carolina
May 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes and our report dated May 19, 2025 expressed an unqualified opinion thereon.

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
May 19, 2025

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

Management assessed the effectiveness of our internal control over financial reporting as of March 29, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 29, 2025, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 29, 2025, which is included in this Annual Report on Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fourth quarter of fiscal 2025, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions "Committees and Meetings," "Corporate Governance," "Executive Officers," "Procedures for Director Nominations," "Securities Trading Policy and Prohibition on Hedging and Pledging," and "Proposal 1 - Election of Directors," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Compensation of Executive Officers," "Compensation of Directors," "CEO Pay Ratio Disclosure," "Pay Versus Performance," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions "Proposal 5 - Ratification of Appointment of Qorvo's Independent Registered Public Accounting Firm" and "Corporate Governance," and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements

i.    Consolidated Balance Sheets as of March 29, 2025 and March 30, 2024.

ii.    Consolidated Statements of Operations for fiscal years 2025, 2024 and 2023.

iii.    Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2025, 2024 and 2023.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2025, 2024 and 2023.

v.    Consolidated Statements of Cash Flows for fiscal years 2025, 2024 and 2023.

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

3.2	Third Amended and Restated Bylaws of Qorvo, Inc., adopted on May 16, 2025
4.1	Specimen Certificate of Common Stock of Qorvo, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2015)
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2023)
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
10.9
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.10
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)*

10.11
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))*

10.12
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.13
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.14
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.15
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)*

10.16
Qorvo, Inc. Amended and Restated Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 29, 2025)*

10.17
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.18
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.19
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.20
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.21
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSU) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)*

10.22
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)*

10.23
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)*

10.24
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through February 14, 2024) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2024)*

10.25
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)*

10.26
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)*

10.27
2019 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.28
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)*

10.29
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)*

10.30
2021 Declaration of Amendment to Qorvo, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 24, 2021)*

10.31	Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 10, 2022)*
10.32
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.33
Form of Restricted Stock Unit Agreement (Director Annual/Supplemental RSUs) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.34
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)*

10.35
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers - Multi-Year Performance Objectives) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024)*

10.36
Credit Agreement, dated as of April 23, 2024, by and among Qorvo, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and co-syndication agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024)

19	Qorvo, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the SEC on May 20, 2024)
21	Subsidiaries of Qorvo, Inc.
22	List of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Grant A. Brown, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Qorvo, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on May 20, 2024)
101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended March 29, 2025, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 19, 2025	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 19, 2025.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Grant A. Brown	Name:	Grant A. Brown
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Chair of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ Richard L. Clemmer	Name:	Richard L. Clemmer
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ Christopher R. Koopmans	Name:	Christopher R. Koopmans
	Title:	Director

/s/ Alan S. Lowe	Name:	Alan S. Lowe
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director