Form 10-Q
period 2025-06-28
Qorvo, Inc.
filed 2025-07-30
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025
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

As of July 23, 2025, there were 92,654,264 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2025	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,165,478	$1,021,176
Accounts receivable, net of allowances of $285 and $309 as of June 28, 2025 and March 29, 2025, respectively	328,326	386,719
Inventories	637,961	640,992
Prepaid expenses	30,759	32,808
Other receivables	14,958	11,023
Other current assets	68,774	74,557
Total current assets	2,246,256	2,167,275
Property and equipment, net of accumulated depreciation of $1,879,567 and $1,845,365 as of June 28, 2025 and March 29, 2025, respectively	794,273	801,895
Goodwill	2,389,741	2,389,741
Intangible assets, net	252,397	273,478
Long-term investments	21,637	23,433
Other non-current assets	293,220	277,309
Total assets	$5,997,524	$5,933,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,122	$260,663
Accrued liabilities	251,980	287,981
Other current liabilities	266,228	234,538
Total current liabilities	798,330	783,182
Long-term debt	1,549,200	1,549,215
Other long-term liabilities	212,925	208,422
Total liabilities	2,560,455	2,540,819
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $.0001 par value; 405,000 shares authorized; 92,798 and 92,920 shares issued and outstanding at June 28, 2025 and March 29, 2025, respectively	3,439,103	3,431,308
Accumulated other comprehensive income (loss)	6,355	(5,013)
Accumulated deficit	(8,389)	(33,983)
Total stockholders’ equity	3,437,069	3,392,312
Total liabilities and stockholders’ equity	$5,997,524	$5,933,131
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Revenue	$818,778	$886,671
Cost of goods sold	486,976	554,367
Gross profit	331,802	332,304

Operating expenses:
Research and development	179,244	187,602
Marketing and selling	56,891	59,816
General and administrative	50,998	55,107
Other operating expense	14,583	25,173
Total operating expenses	301,716	327,698
Operating income	30,086	4,606

Interest expense	(18,787)	(17,094)
Other income, net	20,386	11,765
Income (loss) before income taxes	31,685	(723)

Income tax (expense) benefit	(6,091)	1,137
Net income	$25,594	$414

Net income per share:
Basic	$0.28	$0.00
Diluted	$0.27	$0.00

Weighted-average shares of common stock outstanding:
Basic	92,915	95,467
Diluted	93,770	96,510
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Net income	$25,594	$414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	11,375	(932)
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	(7)	—
Other comprehensive income (loss)	11,368	(932)
Total comprehensive income (loss)	$36,962	$(518)

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312
Net income	—	—	—	25,594	25,594
Other comprehensive income	—	—	11,368	—	11,368
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	180	(7,291)	—	—	(7,291)
Issuance of common stock in connection with employee stock purchase plan	400	21,299	—	—	21,299
Repurchase of common stock, including transaction costs and excise tax	(702)	(50,018)	—	—	(50,018)
Stock-based compensation	—	43,805	—	—	43,805
Balance, June 28, 2025	92,798	$3,439,103	$6,355	$(8,389)	$3,437,069

Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	414	414
Other comprehensive loss	—	—	(932)	—	(932)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	137	(7,265)	—	—	(7,265)
Issuance of common stock in connection with employee stock purchase plan	266	19,787	—	—	19,787
Repurchase of common stock, including transaction costs and excise tax	(1,239)	(125,725)	—	—	(125,725)
Stock-based compensation	—	43,604	—	—	43,604
Balance, June 29, 2024	94,962	$3,581,468	$(6,029)	$(89,184)	$3,486,255
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$25,594	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,466	41,279
Intangible assets amortization	27,994	34,871
Deferred income taxes	(3,756)	(25,604)
Stock-based compensation expense	42,475	42,366
Other, net	(1,804)	15,690
Changes in operating assets and liabilities:
Accounts receivable, net	58,205	(11,637)
Inventories	4,725	(14,362)
Prepaid expenses and other assets	2,389	(2,798)
Accounts payable and accrued liabilities	(2,881)	19,897
Income taxes payable and receivable	(14,193)	(22,588)
Other liabilities	4,731	3,557
Net cash provided by operating activities	182,945	81,085
Cash flows from investing activities:
Purchase of property and equipment	(37,543)	(38,232)
Proceeds from sale of business	—	55,576
Other investing activities	4,212	(34,529)
Net cash used in investing activities	(33,331)	(17,185)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(49,906)	(124,928)
Proceeds from the issuance of common stock	9,833	9,511
Tax withholding paid on behalf of employees for restricted stock units	(7,290)	(7,265)
Repurchase of debt	—	(26,661)
Net proceeds from sale of inventory subject to repurchase	45,599	127,024
Other financing activities	(5,171)	(7,206)
Net cash used in financing activities	(6,935)	(29,525)
Effect of exchange rate changes on cash and cash equivalents	1,623	(1,218)
Net increase in cash and cash equivalents	144,302	33,157
Cash and cash equivalents at the beginning of the period	1,021,176	1,049,258
Cash and cash equivalents at the end of the period	$1,165,478	$1,082,415

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$54,666	$58,917
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the fiscal 2026 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Approximately every five to six years, the Company reports a 53-week fiscal year to align with the foregoing policy. Fiscal years 2026 and 2025 are 52-week years, with each fiscal quarter consisting of 13 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, “Improvements to Income Tax Disclosures” ("ASU 2023-09"), which requires enhanced disclosures related to income taxes. The amendments in this ASU require a public entity to disclose specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU will also require the Company to disaggregate its taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will provide the required disclosures of ASU 2023-09 in its fiscal 2026 annual report.

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	June 28, 2025	March 29, 2025
Raw materials	$177,286	$184,695
Work in process	334,259	322,814
Finished goods	126,416	133,483
Total inventories	$637,961	$640,992

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. INTANGIBLE ASSETS

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	June 28, 2025		March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$615,695	$428,572	$627,038	$427,366
Customer relationships	39,900	23,508	80,800	62,111
Technology licenses	75,252	36,342	74,976	29,876
Trade names	700	321	700	262
In-process research and development	9,593	N/A	9,579	N/A
Total (1)	$741,140	$488,743	$793,093	$519,615
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

5. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	June 28, 2025	March 29, 2025
4.375% senior notes due 2029	$850,000	$850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium and issuance costs, net	(800)	(785)
Total long-term debt	$1,549,200	$1,549,215
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

During the three months ended June 28, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of June 28, 2025, the Company was in compliance with these covenants.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during both the three months ended June 28, 2025 and June 29, 2024.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during both the three months ended June 28, 2025 and June 29, 2024.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of June 28, 2025 was $823.0 million and $626.6 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of March 29, 2025 was $812.8 million and $613.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers the fair value of its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Expense

During the three months ended June 28, 2025, the Company recognized $19.6 million of interest expense, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million. Interest expense for the three months ended June 28, 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. During the three months ended June 29, 2024, the Company recognized $17.7 million of interest expense, primarily related to the 1.750% senior notes due 2024, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.6 million.

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

During the three months ended June 28, 2025, the Company repurchased approximately 0.7 million shares of its common stock for approximately $50.0 million (including transaction costs and excise tax). As of June 28, 2025, approximately $898.8 million remains authorized for repurchases under the current share repurchase program.

During the three months ended June 29, 2024, the Company repurchased approximately 1.2 million shares of its common stock for approximately $125.7 million (including transaction costs and excise tax) under its share repurchase program.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
United States	$425,260	$447,456
China	155,895	196,434
Other Asia	122,241	132,036
Taiwan	96,926	92,554
Europe	18,456	18,191
Total revenue	$818,778	$886,671

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company reduced its workforce related to its mass-market Android business, sold its silicon carbide power device business, cancelled certain multiyear projects to update the Company's core business systems, and began to seek strategic alternatives related to its microelectromechanical system-based sensing solutions business.

The following table summarizes the charges resulting from the 2025 Restructuring Initiatives during the three months ended June 28, 2025 (in thousands):

	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$2,225	$1,989	$4,214
One-time employee termination benefits	—	1,553	1,553
Total	$2,225	$3,542	$5,767

As of June 28, 2025, the Company has recorded cumulative expenses of approximately $59.3 million, $196.0 million, and $9.3 million for contract termination and other costs, asset impairment costs (including goodwill, intangible and other asset impairments, and gain on sale of business) and one-time employee termination benefits, respectively, as a result of the 2025 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2025 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2025 Restructuring Initiatives for the three months ended June 28, 2025 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$477	$30,488	$30,965
Costs incurred and charged to expense	1,553	1,989	3,542
Cash payments	(746)	(2,330)	(3,076)
Accrued restructuring balance as of June 28, 2025	$1,284	$30,147	$31,431

During the three months ended June 29, 2024, the Company incurred $16.8 million in restructuring-related charges (which are included in "Other operating expense") in connection with an initiative that began in fiscal 2024 to divest its assembly and test operations in China. The sale of these operations was completed in the first quarter of fiscal 2025.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. OPERATING SEGMENT INFORMATION

The Company is organized into three operating and reportable segments that align technologies and applications with customers and end markets: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG").

HPA is a leading global supplier of radio frequency, analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in consumer, defense and aerospace, infrastructure, industrial and enterprise, and mobile markets.

CSG is a leading global supplier of connectivity solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi® and cellular solutions for the Internet of Things to serve customers in automotive, consumer, industrial and enterprise, and mobile markets.

ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance discrete and highly integrated cellular products.

The Company's three operating and reportable segments are based on the organizational structure and information reviewed by the Company's Chief Executive Officer, who is also the Company's chief operating decision maker (the "CODM"). The CODM primarily uses segment operating income (loss) to evaluate each segment's performance and allocate resources. This measure is utilized during the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, capital investments and personnel across all operating segments. The Company’s manufacturing facilities service and provide benefit to all three operating segments, and the operating costs of the facilities are reflected in the cost of goods sold for each operating segment. The Company’s operating segments do not have intercompany revenue. The CODM does not evaluate operating segments using discrete asset information.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024
Revenue:
HPA	$137,395	$129,468
CSG	110,153	114,853
ACG	571,230	642,350
Total revenue	$818,778	$886,671

Segment expenses:
HPA
Cost of goods sold	$53,974	$66,866
Research and development	37,868	35,260
Marketing and selling	16,861	15,422
General and administrative	7,110	7,039
Segment operating income	21,582	4,881

CSG
Cost of goods sold	59,933	73,376
Research and development	32,685	35,365
Marketing and selling	18,638	19,525
General and administrative	6,430	6,088
Segment operating loss	(7,533)	(19,501)

ACG
Cost of goods sold	344,882	383,773
Research and development	94,507	104,248
Marketing and selling	14,357	15,528
General and administrative	19,550	22,352
Segment operating income	97,934	116,449

Total segment operating income	$111,983	$101,829

Unallocated amounts:
Stock-based compensation expense	(42,475)	(42,366)
Amortization of acquired intangible assets	(21,521)	(30,474)
Restructuring-related charges (1)	(7,879)	(19,574)
Acquisition and integration-related costs	(604)	(2,582)
Other	(9,418)	(2,227)
Consolidated operating income	30,086	4,606

Interest expense	(18,787)	(17,094)
Other income, net	20,386	11,765
Income (loss) before income taxes	$31,685	$(723)
(1) Refer to Note 9 for additional information.

The unallocated amounts include operating expenses such as stock-based compensation expense; amortization of acquired intangible assets; restructuring-related charges; acquisition and integration-related costs; certain settlements, gains, losses and other charges; costs associated with upgrading certain of the Company's core business systems; and start-up costs. The

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Company also does not allocate gains and losses from investments, interest expense, other income (expense), or taxes to operating segments. The Company does not allocate these expenses to its operating segments because they are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the unallocated amounts, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

11. INCOME TAXES

The Company’s income tax expense was $6.1 million for the three months ended June 28, 2025, and income tax benefit was $1.1 million for the three months ended June 29, 2024. The Company’s effective tax rate was 19.2% and 157.2% for the three months ended June 28, 2025 and June 29, 2024, respectively.

The Company's effective tax rate for the three months ended June 28, 2025 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global minimum taxes in foreign jurisdictions and Global Intangible Low-Taxed Income ("GILTI"), partially offset by domestic tax credits generated.

The Company's effective tax rate for the three months ended June 29, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated and discrete tax charges. After consideration of pretax income taxed discretely in the period, the Company recognized a tax benefit associated with its ongoing operations and the quarter-to-date loss, which was partially offset by a $4.5 million discrete tax expense recorded during the three months ended June 29, 2024. The discrete tax expense primarily related to the tax effects of the sale of the Company's assembly and test operations in China.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions. The legislation has various effective dates, with certain provisions expected to impact the Company's consolidated financial statements beginning with the period ending September 27, 2025. The Company is currently evaluating the provisions of the OBBBA and its impact to the Company.

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	June 28, 2025	June 29, 2024
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$25,594	$414
Denominator:
Denominator for basic net income per share — weighted-average shares	92,915	95,467
Effect of dilutive securities:
Stock-based awards	855	1,043
Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	93,770	96,510
Basic net income per share	$0.28	$0.00
Diluted net income per share	$0.27	$0.00

In the computation of diluted net income per share for the three months ended June 28, 2025, approximately 1.5 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of net income per share for the three months ended June 29, 2024, because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations as of the date the statement is first made, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We caution you not to place undue reliance upon any such forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, due to timing of customers' forecasts; our inability to effectively manage or maintain relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions, divestitures and other strategic investments failing to achieve financial or strategic objectives; our ability to effectively execute on restructuring initiatives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with social, environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches, failed system upgrades or regular maintenance and other similar disruptions to our IT systems; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; negative impacts from activist stockholders; and volatility in the price of our common stock. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2025, and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of June 28, 2025.

HPA is a leading global supplier of radio frequency, analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in consumer, defense and aerospace, infrastructure, industrial and enterprise, and mobile markets.

CSG is a leading global supplier of connectivity solutions, with broad expertise spanning ultra-wideband, Matter®, Bluetooth® Low Energy, Zigbee®, Thread®, Wi-Fi® and cellular solutions for the Internet of Things to serve customers in automotive, consumer, industrial and enterprise, and mobile markets.

ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices. ACG leverages world-class technology and systems-level expertise to deliver a broad portfolio of high-performance discrete and highly integrated cellular products.

FIRST QUARTER FISCAL 2026 OVERVIEW

•Revenue for the first quarter of fiscal 2026 decreased 7.7% as compared to the first quarter of fiscal 2025, driven by our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones. Revenue increased in defense and aerospace, as well as in infrastructure, driven by increased content in defense programs and broadband DOCSIS (Data Over Cable Service Interface Specification) 4.0 deployments as compared to the prior year.

•Gross margin increased to 40.5% for the first quarter of fiscal 2026 as compared to 37.5% for the first quarter of fiscal 2025, driven by improved product costs and lower inventory-related charges, while average selling-price erosion negatively impacted gross margin.

•Operating income was $30.1 million for the first quarter of fiscal 2026 as compared to $4.6 million for the first quarter of fiscal 2025.

•Net income per diluted share was $0.27 for the first quarter of fiscal 2026 as compared to $0.00 for the first quarter of fiscal 2025.

•Net cash provided by operating activities was $182.9 million for the first quarter of fiscal 2026 as compared to $81.1 million for the first quarter of fiscal 2025.

•Capital expenditures were $37.5 million for the first quarter of fiscal 2026 as compared to $38.2 million for the first quarter of fiscal 2025.

•We repurchased approximately 0.7 million shares of our common stock for approximately $50.0 million.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	June 28, 2025	% of Revenue	June 29, 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$818,778	100.0%	$886,671	100.0%	$(67,893)	(7.7)%
Cost of goods sold	486,976	59.5	554,367	62.5	(67,391)	(12.2)
Gross profit	331,802	40.5	332,304	37.5	(502)	(0.2)
Research and development	179,244	21.9	187,602	21.2	(8,358)	(4.5)
Marketing and selling	56,891	6.9	59,816	6.8	(2,925)	(4.9)
General and administrative	50,998	6.2	55,107	6.2	(4,109)	(7.5)
Other operating expense	14,583	1.8	25,173	2.8	(10,590)	(42.1)
Operating income	$30,086	3.7%	$4,606	0.5%	$25,480	553.2%

The decrease in consolidated revenue resulted from decreases in revenue of $71.1 million and $4.7 million in ACG and CSG, respectively, and an increase in revenue of $7.9 million in HPA, which are further discussed in our Operating Segments results below.

The increase in gross margin was driven by improved product costs and lower inventory-related charges, while average selling-price erosion negatively impacted gross margin.

The decrease in research and development expense was driven by an $8.5 million decrease in product development costs related to mass-market Android smartphones.

The decrease in marketing and selling expense was driven by a $2.3 million decrease in amortization expense due to the expiration of useful lives of certain acquired intangible assets.

The decrease in general and administrative expense was driven by a $4.6 million decrease in professional fees.

The decrease in other operating expense was driven by lower restructuring-related charges. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Dollar Change	Percentage Change
Revenue	$137,395	$129,468	$7,927	6.1%
Operating income	21,582	4,881	16,701	342.2
Operating income as a % of revenue	15.7%	3.8%

The $7.9 million increase in HPA revenue was attributable to a $20.0 million increase in revenue from defense and aerospace, and infrastructure. These revenue increases were driven by increased content in defense programs and broadband DOCSIS 4.0 deployments as compared to the prior year. HPA results for the three months ended June 29, 2024 included $8.9 million in revenue from our silicon carbide ("SiC") power device business (which was sold in January 2025).

The increase in HPA operating income was driven by improved product costs, favorable product mix and lower inventory charges. HPA results for the three months ended June 29, 2024 included an operating loss of $5.7 million from the SiC power device business (which was sold in January 2025).

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Dollar Change	Percentage Change
Revenue	$110,153	$114,853	$(4,700)	(4.1)%
Operating loss	(7,533)	(19,501)	11,968	61.4
Operating loss as a % of revenue	(6.8)%	(17.0)%

The $4.7 million decrease in CSG revenue was attributable primarily to a $4.0 million decrease in revenue for our ultra-wideband solutions and automotive connectivity products.

The decrease in CSG operating loss was driven by improved product costs and favorable product mix.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	June 28, 2025	June 29, 2024	Dollar Change	Percentage Change
Revenue	$571,230	$642,350	$(71,120)	(11.1)%
Operating income	97,934	116,449	(18,515)	(15.9)
Operating income as a % of revenue	17.1%	18.1%

The $71.1 million decrease in ACG revenue was driven by our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The decrease in ACG operating income was driven by lower revenue, partially offset by a decrease in operating expenses of $13.7 million. The decrease in operating expenses was driven by the reduction in product development costs related to mass-market Android smartphones.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to consolidated operating income for the three months ended June 28, 2025 and June 29, 2024.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 28, 2025	June 29, 2024
Interest expense	$(18,787)	$(17,094)
Other income, net	20,386	11,765
Income tax (expense) benefit	(6,091)	1,137

Interest expense
During the three months ended June 28, 2025, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes" and together with the 2029 Notes, the "Notes"). During the three months ended June 29, 2024, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes"), our 2029 Notes and our 2031 Notes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information. Interest expense for the three months ended June 28, 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended June 28, 2025, we recorded interest income of $10.9 million and net gains of $8.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

During the three months ended June 29, 2024, we recorded interest income of $12.4 million and net losses of $1.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax (expense) benefit
During the three months ended June 28, 2025, we recorded income tax expense of $6.1 million, comprised primarily of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions and the impact of Global Intangible Low-Taxed Income ("GILTI"), partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits.

During the three months ended June 29, 2024, we recorded an income tax benefit of $1.1 million, comprised primarily of tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits, partially offset by tax expense related to international operations generating pre-tax book income, the impact of GILTI and the impact of discrete tax charges. The discrete tax expense for the three months ended June 29, 2024 primarily related to the tax effects of the sale of our assembly and test operations in China.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions. The legislation has various effective dates, with certain provisions expected to impact our consolidated financial statements beginning with the period ending September 27, 2025. We are currently evaluating the provisions of the OBBBA and its impact to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 28, 2025, we had working capital of approximately $1,447.9 million, including $1,165.5 million in cash and cash equivalents, compared to working capital of approximately $1,384.1 million, including $1,021.2 million in cash and cash equivalents as of March 29, 2025.

Our $1,165.5 million of total cash and cash equivalents as of June 28, 2025, includes approximately $979.7 million held by our foreign subsidiaries, of which $789.9 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

Stock Repurchases
During the three months ended June 28, 2025, we repurchased approximately 0.7 million shares of our common stock for approximately $50.0 million (including transaction costs and excise tax) under our share repurchase program. As of June 28, 2025, approximately $898.8 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $182.9 million for the three months ended June 28, 2025, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, stock-based compensation expense and other non-cash items) and changes in working capital. Cash inflows from working capital were driven by the decrease in accounts receivable.

Net cash provided by operating activities was $81.1 million for the three months ended June 29, 2024, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, stock-based compensation expense and other non-cash items), partially offset by changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $33.3 million and $17.2 million for the three months ended June 28, 2025 and June 29, 2024, respectively. During the three months ended June 29, 2024, we received proceeds of $55.6 million from the divestiture of our assembly and test operations in China and purchased $30.0 million of short-term investments.

Cash Flows from Financing Activities
Net cash used in financing activities was $6.9 million and $29.5 million for the three months ended June 28, 2025 and June 29, 2024, respectively. We repurchased stock for $49.9 million and $124.9 million for the three months ended June 28, 2025 and June 29, 2024, respectively. During the three months ended June 28, 2025, we received net proceeds of $45.6 million for inventory (subject to repurchase) in connection with a supply agreement. During the three months ended June 29, 2024, we received net proceeds of $127.0 million for inventory (subject to repurchase) in connection with a supply agreement and repurchased $27.3 million of the principal amount of our 2024 Notes for $26.7 million.

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

During the three months ended June 28, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 28, 2025, we were in compliance with these covenants.

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

Capital Commitments As of June 28, 2025, we had capital commitments of approximately $81.9 million primarily for expanding capability to develop and support new products (which includes accrued technology licenses of approximately $34.0 million), equipment and facility upgrades and cost savings initiatives.

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

SUPPLEMENTAL PARENT AND GUARANTOR FINANCIAL INFORMATION

In accordance with the indentures governing the Notes, our obligations under the Notes are fully and unconditionally guaranteed on a joint and several unsecured basis by the Guarantors, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q. Each Guarantor is 100% owned, directly or indirectly, by Qorvo, Inc. (the "Parent"). A Guarantor can be released in certain customary circumstances. Our other U.S. subsidiaries and our non-U.S. subsidiaries do not guarantee the Notes (such subsidiaries are referred to as the "Non-Guarantors").

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

Summarized Balance Sheets (In thousands)	June 28, 2025	March 29, 2025
ASSETS
Current assets (1)	$799,728	$827,998
Non-current assets	2,317,705	2,338,086

LIABILITIES
Current liabilities	$254,277	$270,634
Long-term liabilities (2)	2,431,705	2,408,648
(1) Includes net amounts due from Non-Guarantor subsidiaries of $261.1 million and $259.4 million as of June 28, 2025 and March 29, 2025, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $713.6 million and $687.6 million as of June 28, 2025 and March 29, 2025, respectively.

Summarized Statement of Operations	Three Months Ended
(In thousands)	June 28, 2025
Revenue	$281,584
Gross profit	80,178
Net loss	(61,792)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the U.S. Securities and Exchange Commission (the "SEC"), careful consideration should be given to the factors discussed in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 29, 2025, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 30, 2025 to April 26, 2025	233	$60.28	233	$934.6
April 27, 2025 to May 24, 2025	211	72.90	211	919.3
May 25, 2025 to June 28, 2025	258	79.53	258	898.8
Total	702	$71.14	702

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the first quarter of fiscal 2026, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

3.1	Third Amended and Restated Bylaws of Qorvo, Inc., adopted on May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2025)

22	List of Subsidiary Guarantors

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	July 30, 2025	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer