Form 10-Q
period 2025-09-27
Qorvo, Inc.
filed 2025-11-03
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025
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

As of October 27, 2025, there were 92,396,921 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 27, 2025	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,103,285	$1,021,176
Accounts receivable, net of allowances of $298 and $309 as of September 27, 2025 and March 29, 2025, respectively	543,389	386,719
Inventories	605,342	640,992
Prepaid expenses	33,521	32,808
Other receivables	16,849	11,023
Other current assets	74,460	74,557
Total current assets	2,376,846	2,167,275
Property and equipment, net of accumulated depreciation of $1,907,337 and $1,845,365 as of September 27, 2025 and March 29, 2025, respectively	780,911	801,895
Goodwill	2,389,741	2,389,741
Intangible assets, net	224,499	273,478
Long-term investments	17,490	23,433
Other non-current assets	306,417	277,309
Total assets	$6,095,904	$5,933,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,844	$260,663
Accrued liabilities	287,466	287,981
Other current liabilities	232,272	234,538
Total current liabilities	804,582	783,182
Long-term debt	1,549,185	1,549,215
Other long-term liabilities	232,288	208,422
Total liabilities	2,586,055	2,540,819
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.0001 par value; 405,000 shares authorized; 92,575 and 92,920 shares issued and outstanding at September 27, 2025 and March 29, 2025, respectively	3,431,482	3,431,308
Accumulated other comprehensive income (loss)	5,481	(5,013)
Retained earnings (accumulated deficit)	72,886	(33,983)
Total stockholders’ equity	3,509,849	3,392,312
Total liabilities and stockholders’ equity	$6,095,904	$5,933,131
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$1,058,503	$1,046,509	$1,877,281	$1,933,180
Cost of goods sold	561,415	601,203	1,048,391	1,155,570
Gross profit	497,088	445,306	828,890	777,610

Operating expenses:
Research and development	198,424	201,050	377,668	388,652
Marketing and selling	59,644	60,054	116,535	119,870
General and administrative	47,680	47,706	98,678	102,813
Goodwill and intangible asset impairment	—	113,066	—	113,066
Other operating expense	33,657	13,755	48,240	38,928
Total operating expenses	339,405	435,631	641,121	763,329
Operating income	157,683	9,675	187,769	14,281

Interest expense	(18,483)	(22,594)	(37,270)	(39,688)
Other income, net	15,895	15,422	36,281	27,187
Income before income taxes	155,095	2,503	186,780	1,780

Income tax expense	(35,492)	(19,938)	(41,583)	(18,801)
Net income (loss)	$119,603	$(17,435)	$145,197	$(17,021)

Net income (loss) per share:
Basic	$1.29	$(0.18)	$1.56	$(0.18)
Diluted	$1.28	$(0.18)	$1.55	$(0.18)

Weighted-average shares of common stock outstanding:
Basic	92,803	94,886	92,782	95,116
Diluted	93,792	94,886	93,704	95,116
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$119,603	$(17,435)	$145,197	$(17,021)
Other comprehensive (loss) income, net of tax:
Change in pension liability	—	(230)	—	(230)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(866)	7,408	10,509	6,476
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	(8)	(1)	(15)	(1)
Other comprehensive (loss) income	(874)	7,177	10,494	6,245
Total comprehensive income (loss)	$118,729	$(10,258)	$155,691	$(10,776)
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, June 28, 2025	92,798	$3,439,103	$6,355	$(8,389)	$3,437,069
Net income	—	—	—	119,603	119,603
Other comprehensive loss	—	—	(874)	—	(874)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	506	(21,298)	—	—	(21,298)
Repurchase of common stock, including transaction costs and excise tax	(729)	(27,021)	—	(38,328)	(65,349)
Stock-based compensation	—	40,698	—	—	40,698
Balance, September 27, 2025	92,575	$3,431,482	$5,481	$72,886	$3,509,849

Balance, June 29, 2024	94,962	$3,581,468	$(6,029)	$(89,184)	$3,486,255
Net loss	—	—	—	(17,435)	(17,435)
Other comprehensive income	—	—	7,177	—	7,177
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	440	(22,256)	—	—	(22,256)
Repurchase of common stock, including transaction costs and excise tax	(738)	(81,746)	—	—	(81,746)
Stock-based compensation	—	38,174	—	—	38,174
Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Six Months Ended	Shares	Amount			Total
Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312
Net income	—	—	—	145,197	145,197
Other comprehensive income	—	—	10,494	—	10,494
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	686	(28,589)	—	—	(28,589)
Issuance of common stock in connection with employee stock purchase plan	400	21,299	—	—	21,299
Repurchase of common stock, including transaction costs and excise tax	(1,431)	(77,039)	—	(38,328)	(115,367)
Stock-based compensation	—	84,503	—	—	84,503
Balance, September 27, 2025	92,575	$3,431,482	$5,481	$72,886	$3,509,849

Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net loss	—	—	—	(17,021)	(17,021)
Other comprehensive income	—	—	6,245	—	6,245
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	577	(29,521)	—	—	(29,521)
Issuance of common stock in connection with employee stock purchase plan	266	19,787	—	—	19,787
Repurchase of common stock, including transaction costs and excise tax	(1,977)	(207,471)	—	—	(207,471)
Stock-based compensation	—	81,778	—	—	81,778
Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income (loss)	$145,197	$(17,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	78,258	81,567
Amortization of intangible assets	55,907	70,664
Deferred income taxes	(11,867)	(47,453)
Goodwill and intangible asset impairment	—	113,066
Stock-based compensation expense	82,900	80,547
Other, net	(527)	34,371
Changes in operating assets and liabilities:
Accounts receivable, net	(156,805)	(168,213)
Inventories	37,848	2,550
Prepaid expenses and other assets	919	(22,036)
Accounts payable and accrued liabilities	34,209	83,631
Income taxes payable and receivable	(17,419)	(6,734)
Other liabilities	18,315	3,992
Net cash provided by operating activities	266,935	208,931
Cash flows from investing activities:
Purchase of property and equipment	(79,340)	(71,244)
Proceeds from sale of business	—	55,576
Other investing activities	13,330	(36,342)
Net cash used in investing activities	(66,010)	(52,010)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(115,040)	(206,340)
Proceeds from the issuance of common stock	21,497	21,057
Tax withholding paid on behalf of employees for restricted stock units	(28,589)	(29,551)
Repurchase of debt	—	(26,661)
Net proceeds from sale of inventories subject to repurchase	11,553	142,804
Other financing activities	(9,674)	(10,565)
Net cash used in financing activities	(120,253)	(109,256)
Effect of exchange rate changes on cash and cash equivalents	1,437	(471)
Net increase in cash and cash equivalents	82,109	47,194
Cash and cash equivalents at the beginning of the period	1,021,176	1,049,258
Cash and cash equivalents at the end of the period	$1,103,285	$1,096,452

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$40,749	$73,031
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUPPLEMENTAL DISCLOSURES

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

Supplemental Disclosures

Other operating expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring-related charges (1)	$26,790	$2,374	$30,944	$21,948
Business transformation costs	391	6,935	522	10,639
Deferred compensation expense	4,164	2,433	9,698	3,841
Start-up costs	3,892	—	7,566	—
Other, net	(1,580)	2,013	(490)	2,500
Total	$33,657	$13,755	$48,240	$38,928
(1) Refer to Note 9 for additional information.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	September 27, 2025	March 29, 2025
Raw materials	$179,678	$184,695
Work in process	300,486	322,814
Finished goods	125,178	133,483
Total inventories	$605,342	$640,992

4. GOODWILL AND INTANGIBLE ASSETS

In the second quarter of fiscal 2026, the Company consolidated its Connectivity and Sensors Group ("CSG") organizational structure and realigned reporting units within CSG in order to align resources, improve efficiency and narrow its focus on a higher margin portfolio. The Company performed a goodwill impairment assessment for CSG's reporting units immediately before and after the realignment and concluded that goodwill was not impaired.

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	September 27, 2025		March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$615,919	$447,842	$627,038	$427,366
Customer relationships	39,900	25,806	80,800	62,111
Technology licenses	75,215	42,807	74,976	29,876
Trade names	700	379	700	262
In-process research and development	9,599	N/A	9,579	N/A
Total (1)	$741,333	$516,834	$793,093	$519,615
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

5. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	September 27, 2025	March 29, 2025
4.375% senior notes due 2029	$850,000	$850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium and issuance costs, net	(815)	(785)
Total long-term debt	$1,549,185	$1,549,215
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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

During the six months ended September 27, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of September 27, 2025, the Company was in compliance with these covenants.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during both the six months ended September 27, 2025 and September 28, 2024.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during both the six months ended September 27, 2025 and September 28, 2024.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of September 27, 2025 was $832.4 million and $643.3 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of March 29, 2025 was $812.8 million and $613.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers the fair value of its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and six months ended September 27, 2025, the Company recognized $19.3 million and $38.9 million of interest expense, respectively, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.9 million and $1.6 million, respectively. During the three and six months ended September 28, 2024, the Company recognized $24.3 million and $42.0 million of interest expense, respectively, primarily related to the 1.750% senior notes due 2024, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $1.7 million and $2.3 million, respectively. Interest expense for the three and six months ended September 27, 2025 and September 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

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

During the three and six months ended September 27, 2025, the Company repurchased approximately 0.7 million and 1.4 million shares of its common stock, respectively, for approximately $65.3 million and $115.4 million, respectively (including transaction costs and excise tax). As of September 27, 2025, approximately $833.7 million remains authorized for repurchases under its share repurchase program.

During the three and six months ended September 28, 2024, the Company repurchased approximately 0.7 million and 2.0 million shares of its common stock, respectively, for approximately $81.7 million and $207.5 million, respectively (including transaction costs and excise tax) under its share repurchase program.

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

8. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$702,432	$656,610	$1,127,692	$1,104,066
China	111,427	151,763	267,322	348,197
Other Asia	120,494	113,185	242,735	245,221
Taiwan	98,071	102,298	194,997	194,852
Europe	26,079	22,653	44,535	40,844
Total revenue	$1,058,503	$1,046,509	$1,877,281	$1,933,180

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

2026 Restructuring Initiatives

In the second quarter of fiscal 2026, the Company initiated further actions to reduce operating expenses, streamline its manufacturing footprint and accelerate its focus on long-term profitability objectives (the "2026 Restructuring Initiatives"). As part of these actions, the Company decided to close its North Carolina fabrication facility and transfer surface acoustic wave filter production to its Texas fabrication facility. In addition, the Company consolidated the CSG organizational structure as it continues to align total Company resources, improve efficiency and narrow its focus on a higher margin portfolio.

The following table summarizes the charges resulting from the 2026 Restructuring Initiatives (in thousands) during the three and six months ended September 27, 2025:

Other Operating Expense
Contract termination and other costs	$958
One-time employee termination benefits	18,818
Total	$19,776

The Company expects to incur additional charges associated with the 2026 Restructuring Initiatives of approximately $30.0 million to $40.0 million, primarily related to employee termination benefits and legal and consulting fees.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the liability activity related to the 2026 Restructuring Initiatives for the six months ended September 27, 2025 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$—	$—	$—
Costs incurred and charged to expense	18,818	958	19,776
Cash payments	(15)	(118)	(133)
Accrued restructuring balance as of September 27, 2025	$18,803	$840	$19,643

2025 Restructuring Initiatives

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company reduced its workforce related to its mass-market Android business, sold its silicon carbide power device business, cancelled certain multiyear projects to update the Company's core business systems, and began to seek strategic alternatives related to its microelectromechanical system ("MEMS")-based sensing solutions business. In the third quarter of fiscal 2026, the Company completed the sale of its MEMS-based sensing solutions business.

The following tables summarize the charges resulting from the 2025 Restructuring Initiatives (in thousands):

	Three Months Ended September 27, 2025			Six Months Ended September 27, 2025
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$2,540	$3,973	$6,513	$4,765	$5,962	$10,727
Asset impairment costs and accelerated depreciation	511	1,453	1,964	511	1,453	1,964
One-time employee termination benefits	—	1,351	1,351	—	2,904	2,904
Total	$3,051	$6,777	$9,828	$5,276	$10,319	$15,595

	Three Months Ended September 28, 2024
	Cost of Goods Sold	Goodwill and Intangible Asset Impairment	Other Operating Expense	Total
Contract termination and other costs	$—	$—	$2,649	$2,649
Asset impairment costs	13,660	113,066	158	126,884
Total	$13,660	$113,066	$2,807	$129,533

	Six Months Ended September 28, 2024
	Cost of Goods Sold	Goodwill and Intangible Asset Impairment	Other Operating Expense	Total
Contract termination and other costs	$—	$—	$3,048	$3,048
Asset impairment costs	13,660	113,066	158	126,884
Total	$13,660	$113,066	$3,206	$129,932

As of September 27, 2025, the Company has recorded cumulative expenses of approximately $65.8 million, $198.0 million, and $10.7 million for contract termination and other costs, asset impairment costs and accelerated depreciation (including goodwill, intangible and other asset impairments, and gain on sale of business) and one-time employee termination benefits, respectively, as a result of the 2025 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2025 Restructuring Initiatives.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the liability activity related to the 2025 Restructuring Initiatives for the six months ended September 27, 2025 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$477	$30,488	$30,965
Costs incurred and charged to expense	2,904	5,962	8,866
Cash payments	(1,285)	(5,087)	(6,372)
Accrued restructuring balance as of September 27, 2025	$2,096	$31,363	$33,459

2024 Restructuring Initiative

During the three and six months ended September 28, 2024, the Company incurred $0.4 million and $17.2 million, respectively, in restructuring-related charges in connection with an initiative that began in fiscal 2024 to divest its assembly and test operations in China. The sale of these operations was completed in the first quarter of fiscal 2025.

10. OPERATING SEGMENT INFORMATION

The Company is organized into three operating and reportable segments that align technologies and applications with customers and end markets: High Performance Analog ("HPA"), CSG and Advanced Cellular Group ("ACG").

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of segment operating income (loss) to consolidated income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
HPA	$174,615	$148,251	$312,010	$277,719
CSG	106,924	146,822	217,077	261,675
ACG	776,964	751,436	1,348,194	1,393,786
Total revenue	$1,058,503	$1,046,509	$1,877,281	$1,933,180

Segment expenses:
HPA
Cost of goods sold	$67,425	$70,928	$121,399	$137,794
Research and development	39,815	41,770	77,683	77,030
Marketing and selling	18,260	15,850	35,121	31,272
General and administrative	7,317	6,637	14,427	13,676
Segment operating income	41,798	13,066	63,380	17,947

CSG
Cost of goods sold	65,993	93,982	125,926	167,358
Research and development	36,296	35,775	68,981	71,140
Marketing and selling	20,026	19,970	38,664	39,495
General and administrative	6,223	6,069	12,653	12,157
Segment operating loss	(21,614)	(8,974)	(29,147)	(28,475)

ACG
Cost of goods sold	398,921	389,558	743,803	773,331
Research and development	107,360	110,035	201,867	214,283
Marketing and selling	14,258	15,578	28,615	31,106
General and administrative	19,698	21,208	39,248	43,560
Segment operating income	236,727	215,057	334,661	331,506

Total segment operating income	$256,911	$219,149	$368,894	$320,978

Unallocated amounts:
Stock-based compensation expense	(40,425)	(38,181)	(82,900)	(80,547)
Amortization of acquired intangible assets	(21,433)	(29,482)	(42,954)	(59,956)
Restructuring-related charges (1)	(30,830)	(17,788)	(38,709)	(37,362)
Goodwill and intangible asset impairment	—	(113,066)	—	(113,066)
Other (2)	(6,540)	(10,957)	(16,562)	(15,766)
Consolidated operating income	157,683	9,675	187,769	14,281

Interest expense	(18,483)	(22,594)	(37,270)	(39,688)
Other income, net	15,895	15,422	36,281	27,187
Income before income taxes	$155,095	$2,503	$186,780	$1,780
(1) Refer to Note 9 for additional information.
(2) Includes acquisition and integration-related costs; certain settlements, gains, losses and other charges; costs associated with upgrading certain of the Company's core business systems; and start-up costs.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The unallocated amounts in the table above are not allocated to the Company's operating segments because they are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as discussed above regarding the unallocated amounts, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

11. INCOME TAXES

The Company’s income tax expense was $35.5 million and $41.6 million for the three and six months ended September 27, 2025, respectively, and income tax expense was $19.9 million and $18.8 million for the three and six months ended September 28, 2024, respectively. The Company’s effective tax rate was 22.9% and 22.3% for the three and six months ended September 27, 2025, respectively, and 796.5% and 1,056.4% for the three and six months ended September 28, 2024, respectively.

The Company's effective tax rate for the three and six months ended September 27, 2025 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, the impact of global minimum taxes and Global Intangible Low-Taxed Income ("GILTI"), partially offset by domestic tax credits generated. Discrete tax expense of $6.3 million and $7.1 million was recognized for the three and six months ended September 27, 2025, respectively, primarily related to the tax impacts of share-based compensation awards and the 2026 Restructuring Initiatives (refer to Note 9 for additional information).

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. The Company has reflected the impact of the OBBBA on its Condensed Consolidated Financial Statements for the periods ended September 27, 2025. The Company is continuing to assess the potential impact of the OBBBA on future periods but does not currently expect the legislation to have a material effect on its consolidated financial statements.

The Company's effective tax rate for the three and six months ended September 28, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, discrete pretax items (including a non-deductible goodwill impairment charge) and discrete tax items. After consideration of pretax items taxed discretely in the period, the Company recognized tax expense associated with its ongoing operations and the year-to-date income, which was partially offset by discrete tax benefits of $4.3 million and discrete tax expense of $0.2 million for the three and six months ended September 28, 2024, respectively. The discrete tax benefit for the three months ended September 28, 2024 primarily related to the tax impacts of the 2025 Restructuring Initiatives (refer to Note 9 for additional information). For the six months ended September 28, 2024, this tax benefit was offset by the tax effects of the sale of the Company's assembly and test operations in China.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$119,603	$(17,435)	$145,197	$(17,021)
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	92,803	94,886	92,782	95,116
Effect of dilutive securities:
Stock-based awards	989	—	922	—
Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	93,792	94,886	93,704	95,116
Basic net income (loss) per share	$1.29	$(0.18)	$1.56	$(0.18)
Diluted net income (loss) per share	$1.28	$(0.18)	$1.55	$(0.18)

In the computation of diluted net income per share for the three and six months ended September 27, 2025, approximately 1.2 million and 1.3 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. An immaterial number of shares of outstanding stock-based awards were excluded from the computation of net loss per share for the three and six months ended September 28, 2024, because the effect of their inclusion would have been anti-dilutive.

13. SUBSEQUENT EVENT

Proposed Mergers

On October 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly owned subsidiary of Skyworks.

At the effective time of the First Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.0001 per share (“Qorvo Common Stock”), outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Qorvo Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive (i) 0.960 (the “Exchange Ratio”) shares of Skyworks common stock, without interest, and (ii) $32.50 in cash, without interest, subject to applicable withholding taxes. No fractional shares of Skyworks common stock will be issued in the Mergers, and the Company’s stockholders will receive cash in lieu of any fractional shares, as specified in the Merger Agreement.

If the Mergers are consummated, Qorvo Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended. The Exchange Ratio is expected to result in the Company’s

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

equityholders and Skyworks equityholders owning approximately 37% and 63%, respectively, of the combined company on a pro forma basis following the closing of the transactions contemplated by the Merger Agreement.

Consummation of this transaction is subject to the approval of the stockholders of each of the Company and Skyworks, required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The Company currently anticipates the transaction will be completed early in calendar year 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations as of the date the statement is first made, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We caution you not to place undue reliance upon any such forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, due to timing of customers' forecasts; our inability to effectively manage or maintain relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions, divestitures and other strategic investments failing to achieve financial or strategic objectives; our ability to effectively execute on restructuring initiatives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with social, environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches, failed system upgrades or regular maintenance and other similar disruptions to our IT systems; theft, loss or misuse of personal data by or about our employees, customers or third parties; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; negative impacts from activist stockholders; volatility in the price of our common stock; risks and uncertainties relating to the Mergers, including the occurrence of any event, change or other circumstance that could give rise to the right of us or Skyworks to terminate the Merger Agreement; the outcome of any legal proceedings that may be instituted against us or Skyworks in connection with the Mergers; the possibility that the Mergers do not close when expected or at all because of required regulatory, stockholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers); that efforts to complete the Mergers may affect our business relationships with our existing and potential customers, suppliers, service providers and other business partners; that the expected synergies from the Mergers may not be fully realized or may take longer to realize than anticipated; any failure to promptly and effectively integrate the businesses of the Company and Skyworks; and that the Mergers may divert management’s attention and time from ongoing business operations and opportunities. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2025, and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 4 and Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of September 27, 2025.

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

Proposed Mergers

On October 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly owned subsidiary of Skyworks. Consummation of the Mergers is subject to the approval of the stockholders of each of the Company and Skyworks, required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The Company currently anticipates the Mergers will be completed early in calendar year 2027. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the transaction.

SECOND QUARTER FISCAL 2026 OVERVIEW

•Revenue for the second quarter of fiscal 2026 increased 1.1% as compared to the second quarter of fiscal 2025, driven by increased content in flagship and premium tiers of smartphones, increased content in defense and aerospace programs and the industry's ongoing transition to broadband DOCSIS (Data Over Cable Service Interface Specification) 4.0. These revenue increases were partially offset by decreases related to our decision to strategically reduce our exposure in mass-market Android smartphones and the timing of new product releases for our Wi-Fi components.

•Gross margin increased to 47.0% for the second quarter of fiscal 2026 as compared to 42.6% for the second quarter of fiscal 2025, driven by our strategy to reduce exposure to lower margin, mass-market Android smartphones, as well as the increase in defense and aerospace revenue. In addition, product costs improved as a result of continued factory consolidations.

•Operating income was $157.7 million for the second quarter of fiscal 2026 as compared to $9.7 million for the second quarter of fiscal 2025.

•Net income per diluted share was $1.28 for the second quarter of fiscal 2026 as compared to a net loss per share of $0.18 for the second quarter of fiscal 2025.

•Net cash provided by operating activities was $84.0 million for the second quarter of fiscal 2026 as compared to $127.8 million for the second quarter of fiscal 2025. The decrease in cash provided by operating activities was attributable to changes in working capital, partially offset by improved profitability.

•Capital expenditures were $41.8 million for the second quarter of fiscal 2026 as compared to $33.0 million for the second quarter of fiscal 2025.

•We repurchased approximately 0.7 million shares of our common stock for approximately $65.3 million.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	September 27, 2025	% of Revenue	September 28, 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,058,503	100.0%	$1,046,509	100.0%	$11,994	1.1%
Cost of goods sold	561,415	53.0	601,203	57.4	(39,788)	(6.6)
Gross profit	497,088	47.0	445,306	42.6	51,782	11.6
Research and development	198,424	18.8	201,050	19.2	(2,626)	(1.3)
Marketing and selling	59,644	5.6	60,054	5.7	(410)	(0.7)
General and administrative	47,680	4.5	47,706	4.6	(26)	(0.1)
Goodwill and intangible asset impairment	—	—	113,066	10.9	(113,066)	(100.0)
Other operating expense	33,657	3.2	13,755	1.3	19,902	144.7
Operating income	$157,683	14.9%	$9,675	0.9%	$148,008	1,529.8%

	Six Months Ended
	September 27, 2025	% of Revenue	September 28, 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$1,877,281	100.0%	$1,933,180	100.0%	$(55,899)	(2.9)%
Cost of goods sold	1,048,391	55.8	1,155,570	59.8	(107,179)	(9.3)
Gross profit	828,890	44.2	777,610	40.2	51,280	6.6
Research and development	377,668	20.1	388,652	20.1	(10,984)	(2.8)
Marketing and selling	116,535	6.2	119,870	6.2	(3,335)	(2.8)
General and administrative	98,678	5.3	102,813	5.3	(4,135)	(4.0)
Goodwill and intangible asset impairment	—	—	113,066	5.9	(113,066)	(100.0)
Other operating expense	48,240	2.6	38,928	2.0	9,312	23.9
Operating income	$187,769	10.0%	$14,281	0.7%	$173,488	1,214.8%

Three months ended September 27, 2025 compared to the three months ended September 28, 2024
The increase in consolidated revenue resulted from increases in revenue of $26.4 million and $25.5 million in HPA and ACG, respectively, and a decrease in revenue of $39.9 million in CSG, which are further discussed in our Operating Segments results below.

The increase in gross margin was attributable to favorable business mix, driven by our strategy to reduce exposure to lower margin, mass-market Android smartphones, as well as the increase in defense and aerospace revenue. In addition, product costs improved as a result of continued factory consolidations.

The decrease in research and development expense was driven by a $3.2 million decrease in product development costs related to mass-market Android smartphones.

Marketing and selling expense and General and administrative expense were relatively consistent over the periods presented.

Goodwill and intangible asset impairment charges for the three months ended September 28, 2024 were related to the expected divestiture of our silicon carbide ("SiC") power device business, which was subsequently sold in January 2025.

The increase in other operating expense was driven by higher restructuring-related charges. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Six months ended September 27, 2025 compared to the six months ended September 28, 2024
The decrease in consolidated revenue resulted from decreases in revenue of $45.6 million and $44.6 million in ACG and CSG, respectively, and an increase in revenue of $34.3 million in HPA, which are further discussed in our Operating Segments results below.

The increase in gross margin was driven by improved product costs as a result of continued factory consolidations. In addition, business mix was favorable, driven by our strategy to reduce exposure to lower margin, mass-market Android smartphones, as well as the increase in defense and aerospace revenue.

The decrease in research and development expense was driven by a $14.0 million decrease in product development costs related to mass-market Android smartphones.

The decrease in marketing and selling expense was driven by a $3.9 million decrease in amortization expense due to the expiration of useful lives of certain acquired intangible assets.

The decrease in general and administrative expense was driven by a $6.6 million decrease in professional fees.

Goodwill and intangible asset impairment charges for the six months ended September 28, 2024 were related to the expected divestiture of our SiC power device business, which was subsequently sold in January 2025.

Other operating expense for the six months ended September 27, 2025 includes restructuring-related charges of $30.9 million, deferred compensation expense of $9.7 million and start-up costs of $7.6 million associated with the transfer of our surface acoustic wave filter production from North Carolina to Texas. Other operating expense for the six months ended September 28, 2024 includes restructuring-related charges of $21.9 million, expenses associated with a multiyear project to upgrade our core business systems of $10.6 million (prior to the cancellation of certain projects in the third quarter of fiscal 2025) and deferred compensation expense of $3.8 million. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$174,615	$148,251	$26,364	17.8%
Operating income	41,798	13,066	28,732	219.9
Operating income as a % of revenue	23.9%	8.8%

	Six Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$312,010	$277,719	$34,291	12.3%
Operating income	63,380	17,947	45,433	253.2
Operating income as a % of revenue	20.3%	6.5%

Three months ended September 27, 2025 compared to the three months ended September 28, 2024
The $26.4 million increase in HPA revenue was attributable to a $42.3 million increase in revenue driven by increased content in defense and aerospace programs and the industry's ongoing transition to broadband DOCSIS 4.0. These revenue increases were partially offset by a $8.4 million decrease in revenue from our power management business due to lower demand from our customers whose products have been impacted by tariffs. Additionally, HPA results for the three months ended September 28, 2024 included $8.1 million in revenue from our SiC power device business (which was sold in January 2025).

The increase in HPA operating income was driven by improved product costs, favorable business mix and higher revenue. HPA results for the three months ended September 28, 2024 included an operating loss of $3.8 million from the SiC power device business (which was sold in January 2025).

Six months ended September 27, 2025 compared to the six months ended September 28, 2024
The $34.3 million increase in HPA revenue was attributable to a $62.3 million increase in revenue driven by increased content in defense and aerospace programs and the industry's ongoing transition to broadband DOCSIS 4.0. These revenue increases were partially offset by a $10.8 million decrease in revenue from our power management business due to lower demand from our customers whose products have been impacted by tariffs. Additionally, HPA results for the six months ended September 28, 2024 included $17.1 million in revenue from our SiC power device business (which was sold in January 2025).

The increase in HPA operating income was driven by improved product costs, favorable business mix and higher revenue. HPA results for the six months ended September 28, 2024 included an operating loss of $9.5 million from the SiC power device business (which was sold in January 2025).

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$106,924	$146,822	$(39,898)	(27.2)%
Operating loss	(21,614)	(8,974)	(12,640)	(140.9)
Operating loss as a % of revenue	(20.2)%	(6.1)%

	Six Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$217,077	$261,675	$(44,598)	(17.0)%
Operating loss	(29,147)	(28,475)	(672)	(2.4)
Operating loss as a % of revenue	(13.4)%	(10.9)%

Three months ended September 27, 2025 compared to the three months ended September 28, 2024
The $39.9 million decrease in CSG revenue was attributable primarily to a $36.8 million decrease in revenue for our Wi-Fi components due to the timing of new product releases.

The increase in CSG operating loss was due to the impact of lower revenue.

Six months ended September 27, 2025 compared to the six months ended September 28, 2024
The $44.6 million decrease in CSG revenue was attributable primarily to a $39.5 million decrease in revenue for our Wi-Fi components due to the timing of new product releases.

The increase in CSG operating loss was driven by the impact of lower revenue, while improved product costs and favorable product mix positively impacted gross margin.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$776,964	$751,436	$25,528	3.4%
Operating income	236,727	215,057	21,670	10.1
Operating income as a % of revenue	30.5%	28.6%

	Six Months Ended
(In thousands, except percentages)	September 27, 2025	September 28, 2024	Dollar Change	Percentage Change
Revenue	$1,348,194	$1,393,786	$(45,592)	(3.3)%
Operating income	334,661	331,506	3,155	1.0
Operating income as a % of revenue	24.8%	23.8%

Three months ended September 27, 2025 compared to the three months ended September 28, 2024
The $25.5 million increase in ACG revenue represents the net of a $58.3 million increase in revenue attributable to increased content in flagship and premium tiers of smartphones and a $32.8 million decrease in revenue from our products in the Android ecosystem, primarily at China-based customers. This is consistent with our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The increase in ACG operating income was driven by higher revenue and a decrease in operating expenses of $5.5 million. The decrease in operating expenses was attributable to reductions in product development costs related to mass-market Android smartphones.

Six months ended September 27, 2025 compared to the six months ended September 28, 2024
The $45.6 million decrease in ACG revenue represents the net of a $73.1 million decrease in revenue from our products in the Android ecosystem, primarily at China-based customers, and a $27.5 million increase in revenue attributable to increased content in flagship and premium tiers of smartphones. This is consistent with our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The increase in ACG operating income was driven by a decrease in operating expenses of $19.2 million and improved product costs, partially offset by the impact of lower revenue. The decrease in operating expenses was attributable to reductions in product development costs related to mass-market Android smartphones.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to consolidated operating income for the three and six months ended September 27, 2025 and September 28, 2024.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest expense	$(18,483)	$(22,594)	$(37,270)	$(39,688)
Other income, net	15,895	15,422	36,281	27,187
Income tax expense	(35,492)	(19,938)	(41,583)	(18,801)

Interest expense
During the three and six months ended September 27, 2025, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes" and together with the 2029 Notes, the "Notes"). During the three and six months ended September 28, 2024, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes") and our Notes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information. Interest expense for the three and six months ended September 27, 2025 and September 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended September 27, 2025, we recorded interest income of $10.7 million and net gains of $5.0 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the six months ended September 27, 2025, we recorded interest income of $21.6 million and net gains of $13.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

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

Income tax expense
During the three and six months ended September 27, 2025, we recorded income tax expense of $35.5 million and $41.6 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions, the impact of Global Intangible Low-Taxed Income ("GILTI") and discrete tax expenses, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits. The discrete tax expense for the three and six months ended September 27, 2025 primarily relate to the tax impacts of share-based compensation awards and restructuring activities initiated in fiscal 2026 (refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information).

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. We have reflected the impact of the OBBBA on our Condensed Consolidated Financial Statements for the periods ended September 27, 2025. We are continuing to assess the potential impact of the OBBBA on future periods but do not currently expect the legislation to have a material effect on our consolidated financial statements.

During the three and six months ended September 28, 2024, we recorded income tax expense of $19.9 million and $18.8 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits and discrete tax items. The discrete tax benefit for the three months ended September 28, 2024 primarily related to the tax impacts of restructuring activities initiated in fiscal 2025 (refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information). For the six months ended September 28, 2024, this tax benefit was offset by the discrete tax effects of the sale of our assembly and test operations in China.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of September 27, 2025, we had working capital of approximately $1,572.3 million, including $1,103.3 million in cash and cash equivalents, compared to working capital of approximately $1,384.1 million, including $1,021.2 million in cash and cash equivalents as of March 29, 2025.

Our $1,103.3 million of total cash and cash equivalents as of September 27, 2025, includes approximately $953.5 million held by our foreign subsidiaries, of which $740.3 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

Stock Repurchases
During the six months ended September 27, 2025, we repurchased approximately 1.4 million shares of our common stock for approximately $115.4 million (including transaction costs and excise tax) under our share repurchase program. As of September 27, 2025, approximately $833.7 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $266.9 million for the six months ended September 27, 2025, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, amortization of intangible assets, deferred income taxes, stock-based compensation expense and other non-cash items) and changes in working capital. The changes in working capital were driven by the increase in accounts receivable, primarily resulting from the timing of both customer device launches and large defense programs.

Net cash provided by operating activities was $208.9 million for the six months ended September 28, 2024, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, amortization of intangible assets, deferred income taxes, goodwill and intangible asset impairment, stock-based compensation expense and other non-cash items), partially offset by changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $66.0 million and $52.0 million for the six months ended September 27, 2025 and September 28, 2024, respectively. During the six months ended September 28, 2024, we purchased $30.0 million of short-term investments and received proceeds of $55.6 million from the divestiture of our assembly and test operations in China.

Cash Flows from Financing Activities
Net cash used in financing activities was $120.3 million and $109.3 million for the six months ended September 27, 2025 and September 28, 2024, respectively. We repurchased stock for $115.0 million and $206.3 million for the six months ended September 27, 2025 and September 28, 2024, respectively. During the six months ended September 28, 2024, we received net proceeds of $142.8 million for inventory (subject to repurchase) in connection with a supply agreement and we repurchased $27.3 million of the principal amount of our 2024 Notes for $26.7 million.

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

During the six months ended September 27, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of September 27, 2025, we were in compliance with these covenants.

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

Capital Commitments As of September 27, 2025, we had capital commitments of approximately $63.0 million primarily for expanding capability to develop and support new products (which includes accrued technology licenses of approximately $29.5 million), equipment and facility upgrades and cost savings initiatives.

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

Summarized Balance Sheets (In thousands)	September 27, 2025	March 29, 2025
ASSETS
Current assets (1)	$798,981	$827,998
Non-current assets	2,304,032	2,338,086

LIABILITIES
Current liabilities	$305,522	$270,634
Long-term liabilities (2)	2,530,305	2,408,648
(1) Includes net amounts due from Non-Guarantor subsidiaries of $256.6 million and $259.4 million as of September 27, 2025 and March 29, 2025, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $803.3 million and $687.6 million as of September 27, 2025 and March 29, 2025, respectively.

Summarized Statement of Operations	Six Months Ended
(In thousands)	September 27, 2025
Revenue	$559,185
Gross profit	180,969
Net loss	(118,678)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Other than the risk factors set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

Risk Factors Relating to our Proposed Transaction with Skyworks

The consummation of the Mergers is contingent upon the satisfaction of a number of conditions that may be outside of our or Skyworks’ control and that we and Skyworks may be unable to satisfy, or which may delay the consummation of the Mergers or result in the imposition of conditions that could reduce the anticipated benefits from the Mergers or cause the parties to abandon the Mergers.

Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Skyworks’ control, including, among others:

•the adoption of the Merger Agreement by the holders of a majority of the shares of Company common stock outstanding;

•the approval of the issuance of shares of Skyworks common stock included in the Mergers consideration by a majority in voting power of Skyworks stockholders present at the Skyworks stockholder meeting and entitled to vote thereon;

•the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), as amended, and the approval of the Mergers under certain other antitrust and foreign investment regimes;

•the absence of any order or injunction issued by a governmental body or any applicable law enjoining, restraining, preventing or prohibiting or making illegal the consummation of the Mergers; and

•the effectiveness of the registration statement pursuant to which the issuance of shares of Skyworks common stock to be issued in the Mergers will be registered with the U.S. Securities and Exchange Commission (the "SEC").

Our and Skyworks’ obligation to complete the Mergers is also subject to certain additional conditions, including:

•compliance in all material respects with each of our and Skyworks’ obligations under the Merger Agreement;

•the accuracy of our and Skyworks’ representations and warranties, subject to certain standards set forth in the Merger Agreement; and

•the absence of a continuing material adverse effect with respect to each of the Company and Skyworks.

These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, each of the Company and Skyworks may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (1) if the Mergers are not completed by April 27, 2027, which date may be extended to July 27, 2027 and to October 27, 2027, in each case under certain circumstances; (2) if any specified governmental authority has issued a final non-appealable order or injunction prohibiting the Mergers; (3) if either party fails to obtain the requisite approval of its stockholders; or (4) if the other party’s board of directors changes its recommendation to its stockholders to vote in favor of the adoption of the Merger Agreement (in the case of the Company) or the issuance of Skyworks common stock pursuant to the Merger Agreement (in the case of Skyworks); (5) in order to accept a Superior Proposal (as defined in the Merger Agreement); or (6) if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. The Company and Skyworks may also terminate the Merger Agreement by mutual written consent.

Upon termination of the Merger Agreement, each of the Company and Skyworks under specified circumstances, including termination by such party to accept a Superior Proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, will be required to pay the other party a termination fee of $298,692,098. Additionally, Skyworks, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Outside Date (as defined in the Merger Agreement), will be required to pay the Company a termination fee of $100,000,000.

As a condition to granting the required clearance under the HSR Act, the Federal Trade Commission may impose limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Mergers; provided, however, that Skyworks and its subsidiaries will not be required to: (a) sell, assign, transfer, divest, restructure, hold separate or otherwise dispose of any assets, business or portion of business of the Company or Skyworks, other than the sale, assignment, transfer, divestiture, restructuring, holding separate or other disposal of any product line or product lines that, individually or in the aggregate, represent less than $100,000,000 in annual revenue; or (b) take, or cause to be taken, the imposition of any restriction, requirement or behavioral or commercial limitation on the operation of the business or portion of the business of the Company, Skyworks or the combined company or any other action, that, individually or in the aggregate, would be material to the combined company.

If the Mergers are not completed, or if there are significant delays in completing the Mergers, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

•negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Mergers will be completed;

•having to pay certain significant costs relating to the Mergers; and

•the attention of our management will have been diverted to the Mergers rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

Efforts to complete the Mergers could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and will continue to expend, significant management time and resources in an effort to complete the Mergers, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Mergers and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. Our employees may have concerns with respect to the Mergers, and uncertainty regarding the outcome of the Mergers could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Mergers may also lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Mergers being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Mergers from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

Failure to realize the anticipated benefits of the Mergers, delay in realizing those benefits, or significant challenges in integrating the Company with Skyworks could have an adverse effect on the price of Skyworks common stock that Company stockholders will own following the completion of the Mergers.

We and Skyworks have operated and, until the completion of the Mergers, will continue to operate, independently. The success of the Mergers, including anticipated benefits and cost synergies, will depend, in part, on our and Skyworks’ ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in a loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Mergers and the integration of the Company and Skyworks’ operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company. If the Company and Skyworks experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Mergers in a timely manner or at all, and the price of Skyworks common stock to be issued to Company stockholders in the Mergers could be adversely affected.

The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Mergers which could discourage a potential competing acquirer from making an alternative transaction proposal.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains customary “no-shop” provisions, including provisions that restrict our ability to, among other things, solicit alternative acquisition proposals from, furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to certain exceptions that allow our board of directors to comply with their fiduciary duties. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Skyworks would have an opportunity to offer to modify the terms of the Merger Agreement before our board of directors may withhold, qualify or modify in a manner adverse to Skyworks its recommendation with respect to the Mergers and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by Skyworks if our board withholds, qualifies or modifies in a manner adverse to Skyworks its recommendation with respect to the Mergers or takes certain similar actions, we would be required to pay a termination fee of $298,692,098 to Skyworks, as contemplated by the Merger Agreement. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Skyworks for the Company’s outstanding common stock from considering or proposing such an acquisition of the Company.

Our stockholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over management.

After the completion of the transaction, our stockholders will own a smaller percentage of the combined company than they now own of the Company. Immediately upon completion of the transaction, we anticipate that Company stockholders and Skyworks stockholders will each hold approximately 37% and 63%, respectively, of the shares of the combined company’s common stock then issued and outstanding. Consequently, our stockholders, as a group, will each have reduced ownership and voting power in the combined company compared to their ownership and voting power in the Company.

Because the stock-based consideration to be received by our stockholders in connection with the Mergers will include a fixed number of shares of Skyworks common stock, and the market price of such common stock has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the stock-based consideration they will receive in the Mergers. Furthermore, with respect to the fairness of the merger consideration from a financial point of view, the separate fairness opinion received by the Company’s board of directors from our financial advisors in connection with the signing of the Merger Agreement speaks only as of the date of the Merger Agreement and not as of any other date.

Under the Merger Agreement, at the effective time of the Mergers, each share of Company common stock (other than each share of Company common stock held in treasury or held or owned by the Company or Skyworks or any of their wholly-owned subsidiaries immediately prior to the effective time of the Mergers) issued and outstanding immediately prior to the effective time of the Mergers will be cancelled and converted into the right to receive (a) 0.960 fully paid and non-assessable shares of Skyworks common stock and (b) $32.50 in cash, without interest. The market value of the stock-based consideration our stockholders will receive in the Mergers will therefore fluctuate with the market price of Skyworks common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Merger

Agreement and will continue to fluctuate until the date the Mergers are completed, which could occur a considerable amount of time after the date hereof.

Skyworks’ common stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Skyworks’ and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Mergers will be completed and/or the value that may be generated by the Mergers and changes with respect to expectations regarding the timing of the Mergers and regulatory considerations. Many of these factors are beyond both our and Skyworks’ control. You are urged to obtain current market quotations for both the Company and Skyworks common stock traded on the Nasdaq Stock Market LLC (trading symbols “QRVO” and “SWKS,” respectively).

Furthermore, the Company’s board of directors has received the opinion from our financial advisor in connection with the signing of the Merger Agreement to the effect that, as of the date of such opinion and based upon and subject to the assumptions made, procedures followed, matters considered and qualifications and limitations set forth therein, the exchange ratio in the Merger Agreement is fair from a financial point of view to the holders of shares of Company common stock (other than the Excluded Shares (as defined in the Merger Agreement)). Changes in the operations and prospects of the Company or Skyworks, general market and economic conditions and other factors that may be beyond the control of the Company or Skyworks, and on which our financial advisor’s opinion was based, may significantly alter the value of the Company or Skyworks or the prices of the shares of Company common stock or Skyworks common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion. Because the Company does not currently anticipate asking its financial advisor to provide an updated fairness opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the Mergers are completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
June 29, 2025 to July 26, 2025	173	$87.65	173	$883.6
July 27, 2025 to August 23, 2025	183	86.82	183	867.7
August 24, 2025 to September 27, 2025	373	91.35	373	833.7
Total	729	$89.33	729

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the second quarter of fiscal 2026, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of October 27, 2025, by and among Skyworks Solutions, Inc., Qorvo, Inc., Comet Acquisition Corp. and Comet Acquisition II, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2025)*

10.1
Qorvo, Inc. Amended and Restated 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on August 13, 2025 (File No. 333-289584))**

10.2
Qorvo, Inc. Amended and Restated 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the SEC on August 13, 2025 (File No. 333-289584))**

10.3	Qorvo, Inc. Form of Amended and Restated Change In Control Agreement**

10.4	Qorvo, Inc. Executive Severance Plan**

10.5
Voting and Support Agreement, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and certain affiliates of Starboard Value (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2025)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL
_________
*    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.
**    Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	November 3, 2025	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer