Form 10-Q
period 2025-12-27
Qorvo, Inc.
filed 2026-01-28
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025
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

As of January 21, 2026, there were 92,705,679 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 27, 2025	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,318,510	$1,021,176
Accounts receivable, net of allowances of $297 and $309 as of December 27, 2025 and March 29, 2025, respectively	487,662	386,719
Inventories	530,178	640,992
Prepaid expenses	35,489	32,808
Other receivables	32,396	11,023
Other current assets	78,863	74,557
Total current assets	2,483,098	2,167,275
Property and equipment, net of accumulated depreciation of $1,918,253 and $1,845,365 as of December 27, 2025 and March 29, 2025, respectively	755,485	801,895
Goodwill	2,389,741	2,389,741
Intangible assets, net	196,903	273,478
Long-term investments	18,881	23,433
Other non-current assets	319,871	277,309
Total assets	$6,163,979	$5,933,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,518	$260,663
Accrued liabilities	225,435	287,981
Other current liabilities	209,746	234,538
Total current liabilities	675,699	783,182
Long-term debt	1,549,170	1,549,215
Other long-term liabilities	240,802	208,422
Total liabilities	2,465,671	2,540,819
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.0001 par value; 405,000 shares authorized; 92,653 and 92,920 shares issued and outstanding at December 27, 2025 and March 29, 2025, respectively	3,465,194	3,431,308
Accumulated other comprehensive income (loss)	6,372	(5,013)
Retained earnings (accumulated deficit)	226,742	(33,983)
Total stockholders’ equity	3,698,308	3,392,312
Total liabilities and stockholders’ equity	$6,163,979	$5,933,131
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Revenue	$992,959	$916,317	$2,870,240	$2,849,497
Cost of goods sold	528,768	524,901	1,577,159	1,680,471
Gross profit	464,191	391,416	1,293,081	1,169,026

Operating expenses:
Research and development	178,066	179,126	555,734	567,778
Marketing and selling	49,424	56,525	165,959	176,395
General and administrative	32,007	33,835	130,685	136,648
Goodwill and intangible asset impairment	—	—	—	113,066
Other operating expense	12,553	68,905	60,793	107,833
Total operating expenses	272,050	338,391	913,171	1,101,720
Operating income	192,141	53,025	379,910	67,306

Interest expense	(18,024)	(18,655)	(55,294)	(58,343)
Other income, net	15,686	14,526	51,967	41,713
Income before income taxes	189,803	48,896	376,583	50,676

Income tax expense	(25,741)	(7,625)	(67,324)	(26,426)
Net income	$164,062	$41,271	$309,259	$24,250

Net income per share:
Basic	$1.77	$0.44	$3.33	$0.26
Diluted	$1.75	$0.43	$3.30	$0.25

Weighted-average shares of common stock outstanding:
Basic	92,586	94,341	92,827	94,942
Diluted	93,571	95,031	93,770	95,808
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income	$164,062	$41,271	$309,259	$24,250
Other comprehensive income (loss), net of tax:
Change in pension liability	—	1	—	(229)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	896	(11,218)	11,405	(4,742)
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	(5)	—	(20)	(1)
Other comprehensive income (loss)	891	(11,217)	11,385	(4,972)
Total comprehensive income	$164,953	$30,054	$320,644	$19,278
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Three Months Ended	Shares	Amount			Total
Balance, September 27, 2025	92,575	$3,431,482	$5,481	$72,886	$3,509,849
Net income	—	—	—	164,062	164,062
Other comprehensive income	—	—	891	—	891
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	14	(566)	—	—	(566)
Issuance of common stock in connection with employee stock purchase plan	256	15,590	—	—	15,590
Repurchase of common stock, including transaction costs and excise tax	(192)	(7,172)	—	(10,206)	(17,378)
Stock-based compensation	—	25,860	—	—	25,860
Balance, December 27, 2025	92,653	$3,465,194	$6,372	$226,742	$3,698,308

Balance, September 28, 2024	94,664	$3,515,640	$1,148	$(106,619)	$3,410,169
Net income	—	—	—	41,271	41,271
Other comprehensive loss	—	—	(11,217)	—	(11,217)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	28	(994)	—	—	(994)
Issuance of common stock in connection with employee stock purchase plan	233	14,446	—	—	14,446
Repurchase of common stock, including transaction costs and excise tax	(1,366)	(100,825)	—	—	(100,825)
Stock-based compensation	—	27,583	—	—	27,583
Balance, December 28, 2024	93,559	$3,455,850	$(10,069)	$(65,348)	$3,380,433
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock
Nine Months Ended	Shares	Amount			Total
Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312
Net income	—	—	—	309,259	309,259
Other comprehensive income	—	—	11,385	—	11,385
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	700	(29,155)	—	—	(29,155)
Issuance of common stock in connection with employee stock purchase plan	656	36,889	—	—	36,889
Repurchase of common stock, including transaction costs and excise tax	(1,623)	(84,211)	—	(48,534)	(132,745)
Stock-based compensation	—	110,363	—	—	110,363
Balance, December 27, 2025	92,653	$3,465,194	$6,372	$226,742	$3,698,308

Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	24,250	24,250
Other comprehensive loss	—	—	(4,972)	—	(4,972)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	605	(30,515)	—	—	(30,515)
Issuance of common stock in connection with employee stock purchase plan	499	34,233	—	—	34,233
Repurchase of common stock, including transaction costs and excise tax	(3,343)	(308,296)	—	—	(308,296)
Stock-based compensation	—	109,361	—	—	109,361
Balance, December 28, 2024	93,559	$3,455,850	$(10,069)	$(65,348)	$3,380,433
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities:
Net income	$309,259	$24,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,486	122,912
Amortization of intangible assets	84,199	103,146
Deferred income taxes	(24,804)	(63,268)
Goodwill and intangible asset impairment	—	113,066
Stock-based compensation expense	109,749	108,931
Other, net	(16,656)	56,980
Changes in operating assets and liabilities:
Accounts receivable, net	(101,841)	(16,449)
Inventories	111,044	3,819
Prepaid expenses and other assets	(16,433)	(30,510)
Accounts payable and accrued liabilities	(56,192)	(17,621)
Income taxes payable and receivable	(5,249)	(11,758)
Other liabilities	23,805	29,521
Net cash provided by operating activities	532,367	423,019
Cash flows from investing activities:
Purchase of property and equipment	(107,835)	(109,087)
Proceeds from sale of businesses	21,472	55,576
Other investing activities	24,629	(5,573)
Net cash used in investing activities	(61,734)	(59,084)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	(132,502)	(306,355)
Proceeds from the issuance of common stock	25,089	24,405
Tax withholding paid on behalf of employees for restricted stock units	(29,155)	(30,545)
Repurchase of debt	—	(439,124)
Net (payments) proceeds from purchase and sale of inventories subject to repurchase	(19,078)	129,307
Other financing activities	(18,803)	(18,629)
Net cash used in financing activities	(174,449)	(640,941)
Effect of exchange rate changes on cash and cash equivalents	1,150	(2,820)
Net increase (decrease) in cash and cash equivalents	297,334	(279,826)
Cash and cash equivalents at the beginning of the period	1,021,176	1,049,258
Cash and cash equivalents at the end of the period	$1,318,510	$769,432

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$27,176	$63,104
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

Supplemental Disclosures

Other operating expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Restructuring-related (adjustments) charges (1)	$(9,381)	$61,141	$21,563	$83,089
Merger-related costs (2)	14,716	—	15,378	—
Business transformation costs	182	4,161	704	14,800
Deferred compensation expense	2,530	1,616	12,228	5,457
Start-up costs	3,880	—	11,446	—
Other, net	626	1,987	(526)	4,487
Total	$12,553	$68,905	$60,793	$107,833
(1) Refer to Note 10 for additional information.
(2) Refer to Note 3 for additional information.

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

3. PROPOSED MERGERS

On October 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly-owned subsidiary of Skyworks.

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

If the Mergers are consummated, Qorvo Common Stock will be delisted from the Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended. The Exchange Ratio is expected to result in the Company’s equityholders and Skyworks equityholders owning approximately 37% and 63%, respectively, of the combined company on a pro forma basis following the closing of the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for each of Skyworks and Qorvo. Under specified circumstances, including termination by a party to accept a superior proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, each of Qorvo and Skyworks will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, Skyworks will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement. Should the Qorvo stockholders fail to approve the Mergers, Qorvo will be required to reimburse Skyworks for their third-party costs related to the Mergers, net of tax, up to $45.0 million. Should the Skyworks stockholders fail to approve the Mergers, Skyworks will be required to reimburse Qorvo for their third-party costs related to the Mergers, net of tax, up to $45.0 million.

Consummation of this transaction is subject to the approval of the stockholders of each of the Company and Skyworks, required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The special meeting of the Company's stockholders to consider and vote on the Merger Agreement is scheduled for February 11, 2026. Stockholders of record as of December 23, 2025 are entitled to notice of, and to vote at, the special meeting. The Company currently anticipates the transaction will be completed early in calendar year 2027.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 28, 2025.

Merger-related costs for the three and nine months ended December 27, 2025, were approximately $14.7 million and $15.4 million, respectively, primarily related to legal and professional fees.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	December 27, 2025	March 29, 2025
Raw materials	$160,379	$184,695
Work in process	261,356	322,814
Finished goods	108,443	133,483
Total inventories	$530,178	$640,992

5. GOODWILL AND INTANGIBLE ASSETS

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

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	December 27, 2025		March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$627,437	$468,704	$627,038	$427,366
Customer relationships	39,900	28,103	80,800	62,111
Technology licenses	75,597	49,487	74,976	29,876
Trade names	700	437	700	262
In-process research and development	—	N/A	9,579	N/A
Total (1)	$743,634	$546,731	$793,093	$519,615
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

6. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	December 27, 2025	March 29, 2025
4.375% senior notes due 2029	$850,000	$850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium and issuance costs, net	(830)	(785)
Total long-term debt	$1,549,170	$1,549,215
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

During the nine months ended December 27, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of December 27, 2025, the Company was in compliance with these covenants.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $37.2 million on the 2029 Notes during both the nine months ended December 27, 2025 and December 28, 2024.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $23.6 million on the 2031 Notes during both the nine months ended December 27, 2025 and December 28, 2024.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of December 27, 2025 was $835.2 million and $646.8 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of March 29, 2025 was $812.8 million and $613.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers the fair value of its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three and nine months ended December 27, 2025, the Company recognized $18.9 million and $57.8 million of interest expense, respectively, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million and $2.5 million, respectively. During the three and nine months ended December 28, 2024, the Company recognized $19.4 million and $61.4 million of interest expense, respectively, primarily related to the 1.750% senior notes due 2024, the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million and $3.1 million, respectively. Interest expense for the three and nine months ended December 27, 2025 and December 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

7. STOCK REPURCHASES

On November 2, 2022, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. Following the announcement of the Mergers, the Company suspended its share repurchase activity in accordance with the terms of the Merger Agreement; however, the Company may resume share repurchases in the future in accordance with the terms of the Merger Agreement.

During the three and nine months ended December 27, 2025, the Company repurchased approximately 0.2 million and 1.6 million shares of its common stock, respectively, for approximately $17.4 million and $132.7 million, respectively (including transaction costs and excise tax). As of December 27, 2025, approximately $816.2 million remains authorized for repurchases under its share repurchase program.

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

9. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
United States	$664,627	$602,675	$1,792,319	$1,706,741
China	120,872	139,548	388,194	487,745
Other Asia	96,543	79,760	339,278	324,981
Taiwan	86,337	69,386	281,334	264,238
Europe	24,580	24,948	69,115	65,792
Total revenue	$992,959	$916,317	$2,870,240	$2,849,497

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

The following table summarizes the charges resulting from the 2026 Restructuring Initiatives included in "Other operating expense" in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended December 27, 2025	Nine Months Ended December 27, 2025
Contract termination and other costs	$1,074	$2,032
Asset impairment costs	731	731
One-time employee termination benefits	1,113	19,931
Total	$2,918	$22,694

The Company expects to incur additional charges associated with the 2026 Restructuring Initiatives of approximately $30.0 million to $40.0 million, primarily related to employee termination benefits and legal and consulting fees.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table summarizes the liability activity related to the 2026 Restructuring Initiatives for the nine months ended December 27, 2025 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$—	$—	$—
Costs incurred and charged to expense	19,931	2,032	21,963
Cash payments	(6,296)	(561)	(6,857)
Accrued restructuring balance as of December 27, 2025	$13,635	$1,471	$15,106

2025 Restructuring Initiatives

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company reduced its workforce related to its mass-market Android business, sold its silicon carbide power device business, cancelled certain multiyear projects to update the Company's core business systems, and began to seek strategic alternatives related to its microelectromechanical system ("MEMS")-based sensing solutions business. In the third quarter of fiscal 2026, the Company completed the sale of its MEMS-based sensing solutions business, resulting in a gain of $19.2 million, which is included in "Other operating expense" in the Condensed Consolidated Statements of Income.

The following tables summarize the charges resulting from the 2025 Restructuring Initiatives (in thousands):

	Three Months Ended December 27, 2025			Nine Months Ended December 27, 2025
	Cost of Goods Sold	Other Operating Expense	Total	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other (adjustments) costs	$(1,018)	$5,481	$4,463	$3,747	$11,443	$15,190
Asset impairment costs, accelerated depreciation and gain on sale of business (1)	3	(19,155)	(19,152)	514	(17,702)	(17,188)
One-time employee termination benefits	—	1,091	1,091	—	3,995	3,995
Total	$(1,015)	$(12,583)	$(13,598)	$4,261	$(2,264)	$1,997
(1) "Other Operating Expense" includes a gain on sale of the MEMS-based sensing solutions business.

		Three Months Ended December 28, 2024
		Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs		$6,231	$38,005	$44,236
Asset impairment costs		699	15,819	16,518
One-time employee termination benefits		—	6,639	6,639
Total		$6,930	$60,463	$67,393

	Nine Months Ended December 28, 2024
	Cost of Goods Sold	Goodwill and Intangible Asset Impairment	Other Operating Expense	Total
Contract termination and other costs	$6,231	$—	$41,053	$47,284
Asset impairment costs	14,359	113,066	15,977	143,402
One-time employee termination benefits	—	—	6,639	6,639
Total	$20,590	$113,066	$63,669	$197,325

As of December 27, 2025, the Company has recorded cumulative expenses of approximately $70.3 million for contract

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

termination and other costs, $178.8 million for asset impairment costs, accelerated depreciation and gain on sales of businesses and $11.8 million for one-time employee termination benefits as a result of the 2025 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2025 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2025 Restructuring Initiatives for the nine months ended December 27, 2025 (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$477	$30,488	$30,965
Costs incurred and charged to expense	3,995	11,443	15,438
Cash payments	(2,255)	(14,925)	(17,180)
Accrued restructuring balance as of December 27, 2025	$2,217	$27,006	$29,223

2024 Restructuring Initiative

During the three and nine months ended December 28, 2024, the Company incurred $0.6 million and $17.7 million, respectively, in restructuring-related charges in connection with an initiative that began in fiscal 2024 to divest its assembly and test operations in China. The sale of these operations was completed in the first quarter of fiscal 2025.

11. OPERATING SEGMENT INFORMATION

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s operating and reportable segments and a reconciliation of segment operating income (loss) to consolidated income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Revenue:
HPA	$190,899	$171,678	$502,909	$449,397
CSG	111,301	109,567	328,378	371,242
ACG	690,759	635,072	2,038,953	2,028,858
Total revenue	$992,959	$916,317	$2,870,240	$2,849,497

Segment expenses:
HPA
Cost of goods sold	$78,765	$80,067	$200,164	$217,861
Research and development	35,332	36,986	113,015	114,016
Marketing and selling	14,785	16,385	49,906	47,657
General and administrative	6,294	5,660	20,721	19,336
Segment operating income	55,723	32,580	119,103	50,527

CSG
Cost of goods sold	64,615	65,746	190,541	233,104
Research and development	31,396	31,684	100,377	102,824
Marketing and selling	16,249	18,806	54,913	58,301
General and administrative	5,285	5,067	17,938	17,224
Segment operating loss	(6,244)	(11,736)	(35,391)	(40,211)

ACG
Cost of goods sold	362,071	344,204	1,105,874	1,117,535
Research and development	96,295	96,807	298,162	311,090
Marketing and selling	12,744	15,085	41,359	46,191
General and administrative	17,481	17,748	56,729	61,308
Segment operating income	202,168	161,228	536,829	492,734

Total segment operating income	$251,647	$182,072	$620,541	$503,050

Unallocated amounts:
Stock-based compensation expense	(26,849)	(28,384)	(109,749)	(108,931)
Amortization of acquired intangible assets	(21,605)	(26,085)	(64,559)	(86,041)
Restructuring-related adjustments (charges) (1)	10,396	(68,072)	(28,313)	(105,434)
Merger-related costs (2)	(14,716)	—	(15,378)	—
Goodwill and intangible asset impairment	—	—	—	(113,066)
Other (3)	(6,732)	(6,506)	(22,632)	(22,272)
Consolidated operating income	192,141	53,025	379,910	67,306

Interest expense	(18,024)	(18,655)	(55,294)	(58,343)
Other income, net	15,686	14,526	51,967	41,713
Income before income taxes	$189,803	$48,896	$376,583	$50,676
(1) Refer to Note 10 for additional information.
(2) Refer to Note 3 for additional information.
(3) Includes acquisition and integration-related costs; certain settlements, gains, losses and other charges; costs associated with upgrading certain of the Company's core business systems; and start-up costs.

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

12. INCOME TAXES

The Company’s income tax expense was $25.7 million and $67.3 million for the three and nine months ended December 27, 2025, respectively, and $7.6 million and $26.4 million for the three and nine months ended December 28, 2024, respectively. The Company’s effective tax rate was 13.6% and 17.9% for the three and nine months ended December 27, 2025, respectively, and 15.6% and 52.1% for the three and nine months ended December 28, 2024, respectively.

The Company's effective tax rate for the three and nine months ended December 27, 2025 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, the impact of global minimum taxes and Global Intangible Low-Taxed Income ("GILTI"), partially offset by domestic tax credits generated. A discrete tax benefit of $5.4 million and a discrete tax expense of $1.6 million were recognized for the three and nine months ended December 27, 2025, respectively. The discrete tax benefit for the three months ended December 27, 2025 primarily related to the tax effects of merger-related costs (refer to Note 3 for additional information). The discrete tax expense for the nine months ended December 27, 2025 was primarily due to net discrete tax charges associated with the 2026 Restructuring Initiatives (refer to Note 10 for additional information), partially offset by the tax effects of merger-related costs.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. The Company has reflected the impact of the OBBBA on its Condensed Consolidated Financial Statements for the periods ended December 27, 2025. The Company is continuing to assess the potential impact of the OBBBA on future periods but does not currently expect the legislation to have a material effect on its consolidated financial statements.

The Company's effective tax rate for the three and nine months ended December 28, 2024 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, GILTI, domestic tax credits generated, discrete pretax items (including a non-deductible goodwill impairment charge) and discrete tax items. After consideration of pretax items taxed discretely in the period, the Company recognized tax expense associated with its ongoing operations and the period-to-date income, which was partially offset by discrete tax benefits of $11.4 million and $11.2 million for the three and nine months ended December 28, 2024, respectively. The discrete tax benefit for the three and nine months ended December 28, 2024 primarily related to the tax impacts of the 2025 Restructuring Initiatives (refer to Note 10 for additional information). For the nine months ended December 28, 2024, this tax benefit was partially offset by the tax effects of the sale of the Company's assembly and test operations in China.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$164,062	$41,271	$309,259	$24,250
Denominator:
Denominator for basic net income per share — weighted-average shares	92,586	94,341	92,827	94,942
Effect of dilutive securities:
Stock-based awards	985	690	943	866
Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	93,571	95,031	93,770	95,808
Basic net income per share	$1.77	$0.44	$3.33	$0.26
Diluted net income per share	$1.75	$0.43	$3.30	$0.25

In the computation of diluted net income per share for the three and nine months ended December 27, 2025, approximately 1.0 million and 1.2 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and nine months ended December 28, 2024, approximately 2.0 million and 0.8 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

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

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of December 27, 2025.

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

Proposed Mergers

On October 27, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly-owned subsidiary of Skyworks. Consummation of the Mergers is subject to the approval of the stockholders of each of the Company and Skyworks, required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The special meeting of our stockholders to consider and vote on the Merger Agreement is scheduled for February 11, 2026. Stockholders of record as of December 23, 2025 are entitled to notice of, and to vote at, the special meeting. We currently anticipate the Mergers will be completed early in calendar year 2027. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the transaction. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 28, 2025.

THIRD QUARTER FISCAL 2026 OVERVIEW

•Revenue for the third quarter of fiscal 2026 increased 8.4% as compared to the third quarter of fiscal 2025, driven by increased content in flagship and premium tiers of smartphones, higher demand for our infrastructure products and increased content and programs in defense and aerospace. These revenue increases were partially offset by decreases related to our decision to strategically reduce our exposure in mass-market Android smartphones.

•Gross margin increased to 46.7% for the third quarter of fiscal 2026 as compared to 42.7% for the third quarter of fiscal 2025, driven by our strategy within the ACG segment to reduce exposure to lower margin, mass-market Android smartphones, as well as favorable business mix within the HPA segment.

•Operating income was $192.1 million for the third quarter of fiscal 2026 as compared to $53.0 million for the third quarter of fiscal 2025.

•Net income per diluted share was $1.75 for the third quarter of fiscal 2026 as compared to net income per diluted share of $0.43 for the third quarter of fiscal 2025.

•Net cash provided by operating activities was $265.4 million for the third quarter of fiscal 2026 as compared to $214.1 million for the third quarter of fiscal 2025.

•Capital expenditures were $28.5 million for the third quarter of fiscal 2026 as compared to $37.8 million for the third quarter of fiscal 2025.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	December 27, 2025	% of Revenue	December 28, 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$992,959	100.0%	$916,317	100.0%	$76,642	8.4%
Cost of goods sold	528,768	53.3	524,901	57.3	3,867	0.7
Gross profit	464,191	46.7	391,416	42.7	72,775	18.6
Research and development	178,066	17.9	179,126	19.5	(1,060)	(0.6)
Marketing and selling	49,424	5.0	56,525	6.2	(7,101)	(12.6)
General and administrative	32,007	3.2	33,835	3.7	(1,828)	(5.4)
Other operating expense	12,553	1.2	68,905	7.5	(56,352)	(81.8)
Operating income	$192,141	19.4%	$53,025	5.8%	$139,116	262.4%

	Nine Months Ended
	December 27, 2025	% of Revenue	December 28, 2024	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$2,870,240	100.0%	$2,849,497	100.0%	$20,743	0.7%
Cost of goods sold	1,577,159	54.9	1,680,471	59.0	(103,312)	(6.1)
Gross profit	1,293,081	45.1	1,169,026	41.0	124,055	10.6
Research and development	555,734	19.4	567,778	19.9	(12,044)	(2.1)
Marketing and selling	165,959	5.8	176,395	6.2	(10,436)	(5.9)
General and administrative	130,685	4.6	136,648	4.8	(5,963)	(4.4)
Goodwill and intangible asset impairment	—	—	113,066	4.0	(113,066)	(100.0)
Other operating expense	60,793	2.1	107,833	3.7	(47,040)	(43.6)
Operating income	$379,910	13.2%	$67,306	2.4%	$312,604	464.5%

Three months ended December 27, 2025 compared to the three months ended December 28, 2024
The increase in consolidated revenue resulted from increases in revenue of $55.7 million, $19.2 million and $1.7 million in ACG, HPA and CSG, respectively, which are further discussed in our Operating Segments results below.

The increase in gross margin was driven by our strategy within the ACG segment to reduce exposure to lower margin, mass-market Android smartphones, as well as favorable business mix within the HPA segment.

Research and development expense was relatively consistent over the periods presented.

Marketing and selling expense decreased driven by a $3.6 million decrease in employee-related costs.

General and administrative expense decreased driven by a $1.0 million decrease in employee-related costs and a decrease of $0.9 million in professional fees.

Other operating expense for the three months ended December 27, 2025 includes merger-related costs of $14.7 million, restructuring-related charges of $9.8 million, start-up costs of $3.9 million associated with the transfer of our surface acoustic wave filter production from North Carolina to Texas and a gain on the sale of the microelectromechanical system ("MEMS")-based sensing solutions business of $19.2 million. Other operating expense for the three months ended December 28, 2024 includes restructuring-related charges of $61.1 million, primarily related to the cancellation of certain multiyear projects to upgrade our core business systems. Refer to Notes 3 and 10 of the Notes to Condensed Consolidated Financial Statements for additional information on merger-related costs and restructuring-related charges, respectively.

Nine months ended December 27, 2025 compared to the nine months ended December 28, 2024
The increase in consolidated revenue resulted from increases in revenue of $53.5 million and $10.1 million in HPA and ACG, respectively, and a decrease in revenue of $42.9 million in CSG, which are further discussed in our Operating Segments results below.

The increase in gross margin was driven by our strategy within the ACG segment to reduce exposure to lower margin, mass-market Android smartphones, as well as favorable business mix within the HPA segment. In addition, gross margin increased due to improved product costs as a result of continued factory consolidations.

The decrease in research and development expense was driven by a $14.9 million decrease in product development costs related to mass-market Android smartphones.

The decrease in marketing and selling expense was driven by a decrease of $4.2 million in amortization expense due to the expiration of useful lives of certain acquired intangible assets and a decrease of $3.8 million in employee-related costs.

The decrease in general and administrative expense was driven by a $7.5 million decrease in professional fees.

Goodwill and intangible asset impairment charges for the nine months ended December 28, 2024 were related to the expected divestiture of our silicon carbide ("SiC") power device business, which was subsequently sold in January 2025.

Other operating expense for the nine months ended December 27, 2025 includes restructuring-related charges of $40.8 million, merger-related costs of $15.4 million, deferred compensation expense of $12.2 million, start-up costs of $11.4 million associated with the transfer of our surface acoustic wave filter production from North Carolina to Texas and a gain on the sale of the MEMS-based sensing solutions business of $19.2 million. Other operating expense for the nine months ended December 28, 2024 includes restructuring-related charges of $83.1 million, expenses associated with a multiyear project to upgrade our core business systems of $14.8 million (prior to the cancellation of certain projects in the third quarter of fiscal 2025) and deferred compensation expense of $5.5 million. Refer to Notes 3 and 10 of the Notes to Condensed Consolidated Financial Statements for additional information on merger-related costs and restructuring-related charges, respectively.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$190,899	$171,678	$19,221	11.2%
Operating income	55,723	32,580	23,143	71.0
Operating income as a % of revenue	29.2%	19.0%

	Nine Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$502,909	$449,397	$53,512	11.9%
Operating income	119,103	50,527	68,576	135.7
Operating income as a % of revenue	23.7%	11.2%

Three months ended December 27, 2025 compared to the three months ended December 28, 2024
The $19.2 million increase in HPA revenue was attributable to a $28.7 million increase in revenue driven by higher demand for our base station products, increased content and programs in defense and aerospace and the industry's ongoing transition to broadband DOCSIS (Data Over Cable Service Interface Specification) 4.0. Additionally, HPA results for the three months ended December 28, 2024 included $8.6 million in revenue from our SiC power device business (which was sold in January 2025).

The increase in HPA operating income was driven by improved product costs, favorable business mix and higher revenue. HPA results for the three months ended December 28, 2024 included an operating loss of $5.1 million from the SiC power device business (which was sold in January 2025).

Nine months ended December 27, 2025 compared to the nine months ended December 28, 2024
The $53.5 million increase in HPA revenue was attributable to a $91.0 million increase in revenue driven by increased content and programs in defense and aerospace, the industry's ongoing transition to broadband DOCSIS 4.0 and higher demand for our base station products. These revenue increases were partially offset by a $9.2 million decrease in revenue from our power management business due to lower demand from our customers whose products have been impacted by tariffs. Additionally, HPA results for the nine months ended December 28, 2024 included $25.7 million in revenue from our SiC power device business (which was sold in January 2025).

The increase in HPA operating income was driven by improved product costs, favorable business mix, higher revenue and lower inventory charges. HPA results for the nine months ended December 28, 2024 included an operating loss of $14.6 million from the SiC power device business (which was sold in January 2025).

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$111,301	$109,567	$1,734	1.6%
Operating loss	(6,244)	(11,736)	5,492	46.8
Operating loss as a % of revenue	(5.6)%	(10.7)%

	Nine Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$328,378	$371,242	$(42,864)	(11.5)%
Operating loss	(35,391)	(40,211)	4,820	12.0
Operating loss as a % of revenue	(10.8)%	(10.8)%

Three months ended December 27, 2025 compared to the three months ended December 28, 2024
The $1.7 million increase in CSG revenue was attributable primarily to an increase in revenue for our Wi-Fi components.

The decrease in CSG operating loss was driven by a decrease in operating expenses of $2.6 million, lower inventory charges and favorable product mix. The decrease in operating expenses was driven by lower employee-related costs.

Nine months ended December 27, 2025 compared to the nine months ended December 28, 2024
The $42.9 million decrease in CSG revenue was attributable primarily to a $35.8 million decrease in revenue for our Wi-Fi components due to the timing of new product releases.

CSG operating loss decreased, driven by improved product costs, favorable product mix and a decrease in operating expenses of $5.1 million, and was negatively impacted by lower revenue. The decrease in operating expenses was driven by lower expenses from our MEMS-based sensing solutions business, which was sold in October 2025.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$690,759	$635,072	$55,687	8.8%
Operating income	202,168	161,228	40,940	25.4
Operating income as a % of revenue	29.3%	25.4%

	Nine Months Ended
(In thousands, except percentages)	December 27, 2025	December 28, 2024	Dollar Change	Percentage Change
Revenue	$2,038,953	$2,028,858	$10,095	0.5%
Operating income	536,829	492,734	44,095	8.9
Operating income as a % of revenue	26.3%	24.3%

Three months ended December 27, 2025 compared to the three months ended December 28, 2024
The $55.7 million increase in ACG revenue represents an increase in revenue attributable to increased content in flagship and premium tiers of smartphones and a decrease in revenue from our products in the Android ecosystem. This is consistent with our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The increase in ACG operating income was driven by higher revenue and favorable product mix.

Nine months ended December 27, 2025 compared to the nine months ended December 28, 2024
The $10.1 million increase in ACG revenue represents an increase in revenue attributable to increased content in flagship and premium tiers of smartphones, and a decrease in revenue from our products in the Android ecosystem. This is consistent with our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The increase in ACG operating income was driven by a decrease in operating expenses of $22.3 million, improved product costs and favorable product mix. The decrease in operating expenses was attributable to reductions in product development costs related to mass-market Android smartphones.

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to consolidated operating income for the three and nine months ended December 27, 2025 and December 28, 2024.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Interest expense	$(18,024)	$(18,655)	$(55,294)	$(58,343)
Other income, net	15,686	14,526	51,967	41,713
Income tax expense	(25,741)	(7,625)	(67,324)	(26,426)

Interest expense
During the three and nine months ended December 27, 2025, we recorded interest expense primarily related to our 4.375% senior notes due 2029 (the "2029 Notes") and our 3.375% senior notes due 2031 (the "2031 Notes" and together with the 2029 Notes, the "Notes"). During the three and nine months ended December 28, 2024, we recorded interest expense primarily related to our 1.750% senior notes due 2024 (the "2024 Notes") and our Notes. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information. Interest expense for the three and nine months ended

December 27, 2025 and December 28, 2024 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended December 27, 2025, we recorded interest income of $10.3 million and net gains of $6.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During the nine months ended December 27, 2025, we recorded interest income of $32.0 million and net gains of $19.2 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

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

Income tax expense
During the three and nine months ended December 27, 2025, we recorded income tax expense of $25.7 million and $67.3 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions, the impact of Global Intangible Low-Taxed Income ("GILTI") and discrete tax items, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits. The discrete tax benefit for the three months ended December 27, 2025 primarily relate to the tax effects of merger-related costs (refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information). The discrete tax expense for the nine months ended December 27, 2025 was primarily due to net discrete tax charges associated with restructuring activities initiated in fiscal 2026 (refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information), partially offset by the tax effects of merger-related costs.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. We have reflected the impact of the OBBBA on our Condensed Consolidated Financial Statements for the periods ended December 27, 2025. We are continuing to assess the potential impact of the OBBBA on future periods but do not currently expect the legislation to have a material effect on our consolidated financial statements.

On January 5, 2026, the Organisation for Economic Co-operation and Development released additional global minimum tax regime guidance introducing a new “side-by-side” system, which, upon adoption by local legislatures, will exclude U.S. headquartered companies from some aspects of minimum taxation. The guidance is not expected to have a material impact on our effective tax rate in fiscal 2026 or future years.

During the three and nine months ended December 28, 2024, we recorded income tax expense of $7.6 million and $26.4 million, respectively, comprised primarily of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits and discrete tax items. The discrete tax benefit for the three and nine months ended December 28, 2024 primarily related to the tax impacts of restructuring activities initiated in fiscal 2025 (refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information). For the nine months ended December 28, 2024, this tax benefit was offset by the discrete tax effects of the sale of our assembly and test operations in China.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of December 27, 2025, we had working capital of approximately $1,807.4 million, including $1,318.5 million in cash and cash equivalents, compared to working capital of approximately $1,384.1 million, including $1,021.2 million in cash and cash equivalents as of March 29, 2025.

Our $1,318.5 million of total cash and cash equivalents as of December 27, 2025, includes approximately $1,134.4 million held by our foreign subsidiaries, of which $949.8 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

The Merger Agreement contains certain termination rights for each of Skyworks and Qorvo. Under specified circumstances, including termination by a party to accept a superior proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, each of Qorvo and Skyworks will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, Skyworks will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement. Should the Qorvo stockholders fail to approve the Mergers, Qorvo will be required to reimburse Skyworks for their third-party costs related to the Mergers, net of tax, up to $45.0 million. Should the Skyworks stockholders fail to approve the Mergers, Skyworks will be required to reimburse Qorvo for their third-party costs related to the Mergers, net of tax, up to $45.0 million.

Stock Repurchases
During the nine months ended December 27, 2025, we repurchased approximately 1.6 million shares of our common stock for approximately $132.7 million (including transaction costs and excise tax) under our share repurchase program. As of December 27, 2025, approximately $816.2 million remains authorized for repurchases under the program. Following the announcement of the Mergers, we suspended our share repurchase activity in accordance with the terms of the Merger Agreement; however, we may resume share repurchases in the future in accordance with the terms of the Merger Agreement.

Cash Flows from Operating Activities
Net cash provided by operating activities was $532.4 million for the nine months ended December 27, 2025, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, amortization of intangible assets, deferred income taxes, stock-based compensation expense and other non-cash items), partially offset by changes in working capital. The changes in working capital were driven by the increase in accounts receivable, primarily resulting from the timing of both customer device launches and large defense programs.

Net cash provided by operating activities was $423.0 million for the nine months ended December 28, 2024, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, amortization of intangible assets, deferred income taxes, goodwill and intangible asset impairment, stock-based compensation expense and other non-cash items), partially offset by changes in working capital.

Cash Flows from Investing Activities
Net cash used in investing activities was $61.7 million and $59.1 million for the nine months ended December 27, 2025 and December 28, 2024, respectively. During the nine months ended December 27, 2025, we received proceeds of $21.5 million from the divestiture of our MEMS-based sensing solutions business, proceeds from sales of property and equipment of $13.8 million and investment-related proceeds of $11.7 million. During the nine months ended December 28, 2024, we received proceeds of $55.6 million from the divestiture of our assembly and test operations in China.

Cash Flows from Financing Activities
Net cash used in financing activities was $174.4 million and $640.9 million for the nine months ended December 27, 2025 and December 28, 2024, respectively. During the nine months ended December 27, 2025, we repurchased stock for $132.5 million and repurchased inventory in connection with a supply agreement for $19.1 million. During the nine months ended December 28, 2024, we repurchased stock for $306.4 million, we received net proceeds of $129.3 million for inventory (subject to repurchase) in connection with a supply agreement and we repaid $439.1 million of the principal amount of our 2024 Notes, which matured in December 2024.

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

During the nine months ended December 27, 2025, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of December 27, 2025, we were in compliance with these covenants.

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

For additional information regarding our debt, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of December 27, 2025, we had capital commitments of approximately $50.6 million primarily for expanding capability to develop and support new products (which includes accrued technology licenses of approximately $20.8 million), equipment and facility upgrades and cost savings initiatives.

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

Summarized Balance Sheets (In thousands)	December 27, 2025	March 29, 2025
ASSETS
Current assets (1)	$805,451	$827,998
Non-current assets	2,291,621	2,338,086

LIABILITIES
Current liabilities	$260,942	$270,634
Long-term liabilities (2)	2,544,540	2,408,648
(1) Includes net amounts due from Non-Guarantor subsidiaries of $190.0 million and $259.4 million as of December 27, 2025 and March 29, 2025, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $821.3 million and $687.6 million as of December 27, 2025 and March 29, 2025, respectively.

Summarized Statement of Operations	Nine Months Ended
(In thousands)	December 27, 2025
Revenue	$828,781
Gross profit	270,631
Net loss	(152,454)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon termination of the Merger Agreement, each of the Company and Skyworks under specified circumstances, including termination by such party to accept a Superior Proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, will be required to pay the other party a termination fee of $298.7 million. Additionally, Skyworks, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Outside Date (as defined in the Merger Agreement), will be required to pay the Company a termination fee of $100.0 million.

As a condition to granting the required clearance under the HSR Act, the Federal Trade Commission may impose limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Mergers; provided, however, that Skyworks and its subsidiaries will not be required to: (a) sell, assign, transfer, divest, restructure, hold separate or otherwise dispose of any assets, business or portion of business of the Company or Skyworks, other than the sale, assignment, transfer, divestiture, restructuring, holding separate or other disposal of any product line or product lines that, individually or in the aggregate, represent less than $100.0 million in annual revenue; or (b) take, or cause to be taken, the imposition of any restriction, requirement or behavioral or commercial limitation on the operation of the business or portion of the business of the Company, Skyworks or the combined company or any other action, that, individually or in the aggregate, would be material to the combined company.

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

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains customary “no-shop” provisions, including provisions that restrict our ability to, among other things, solicit alternative acquisition proposals from, furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to certain exceptions that allow our board of directors to comply with their fiduciary duties. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Skyworks would have an opportunity to offer to modify the terms of the Merger Agreement before our board of directors may withhold, qualify or modify in a manner adverse to Skyworks its recommendation with respect to the Mergers and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by Skyworks if our board withholds, qualifies or modifies in a manner adverse to Skyworks its recommendation with respect to the Mergers or takes certain similar actions, we would be required to pay a termination fee of $298.7 million to Skyworks, as contemplated by the Merger Agreement. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Skyworks for the Company’s outstanding common stock from considering or proposing such an acquisition of the Company.

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

Furthermore, the Company’s board of directors has received from our financial advisor a written opinion that, as of the date of such opinion and based upon and subject to the various assumptions made, procedures followed, matters considered and qualifications and limitations upon the review undertaken by our financial advisor in preparing its opinion, the Merger Consideration (as defined in the Merger Agreement) to be paid to the holders of Company common stock (other than as set forth therein) pursuant to the Merger Agreement is fair, from a financial point of view, to such holders. Changes in the operations and prospects of the Company or Skyworks, general market and economic conditions and other factors that may be beyond the control of the Company or Skyworks, and on which our financial advisor’s opinion was based, may significantly alter the value of the Company or Skyworks or the prices of the shares of Company common stock or Skyworks common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion. Because the Company does not currently anticipate asking its financial advisor to provide an updated fairness opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the Mergers are completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
September 28, 2025 to October 25, 2025	175	$90.73	175	$817.8
October 26, 2025 to November 22, 2025	17	92.22	17	816.2
November 23, 2025 to December 27, 2025	—	—	—	816.2
Total	192	$90.86	192

On November 2, 2022, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. Following the announcement of the Mergers, we suspended our share repurchase activity in accordance with the terms of the Merger Agreement; however, we may resume share repurchases in the future in accordance with the terms of the Merger Agreement.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors or Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the third quarter of fiscal 2026. None of our directors or Section 16 officers adopted or terminated a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K during the third quarter of fiscal 2026.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Grant A. Brown Senior Vice President and Chief Financial Officer	Adoption	11/6/2025	12/31/2026	52,976
Paul J. Fego Senior Vice President of Global Operations	Adoption	11/6/2025	12/31/2026	7,500
Gina B. Harrison Vice President and Corporate Controller	Adoption	11/13/2025	12/31/2026	5,670
Frank P. Stewart Senior Vice President and President of Advanced Cellular	Adoption	11/14/2025	12/31/2026	8,460
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

10.2	Retention Bonus Agreement by and between Grant A. Brown and Qorvo, Inc. **

22	List of Subsidiary Guarantors

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in iXBRL
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

Qorvo, Inc.

Date:	January 28, 2026	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer