Form 10-K
period 2026-03-28
Qorvo, Inc.
filed 2026-05-08
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2026
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,873,633,809 as of September 27, 2025. For purposes of such calculation, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of May 1, 2026, there were 88,013,673 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2026 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended March 28, 2026.

In this Annual Report on Form 10-K, the words "Qorvo," "we," "our," "ours," "us" and "the Company" refer only to Qorvo, Inc. and our subsidiaries and not any other person or entity. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, particularly in Item 1: "Business," Item 1A: "Risk Factors" and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; our expectations and statements regarding the transaction with Skyworks; our expectations regarding our ability to sufficiently fund capital expenditures; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions, such as technology upgrade cycles; our future demand or supply conditions or macroeconomic factors; strategic investments, acquisitions, divestitures, or restructuring initiatives and the anticipated timing or benefits thereof; impacts of government actions or regulations, including changes in trade policies or tax laws, on our business; our reliance on third-party suppliers and service providers; legal or regulatory matters; U.S./China trade and national security tensions; global hostilities, including the war in Ukraine and the ongoing conflicts in the Middle East; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.

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

HPA is a leading global supplier of radio frequency ("RF"), analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity solutions, with broad expertise spanning ultra-wideband ("UWB"), Matter®, Bluetooth® Low Energy ("BLE"), Zigbee®, Thread®, Wi-Fi® and cellular solutions for the Internet of

Things ("IoT"). ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices.

Proposed Mergers

On October 27, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly-owned subsidiary of Skyworks. The stockholders of both Qorvo and Skyworks approved the Merger Agreement at each company's special meeting of stockholders on February 11, 2026. Consummation of the Mergers is subject to required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. We currently anticipate the Mergers will be completed early in calendar year 2027. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 28, 2025.

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

Qorvo serves six primary end markets: automotive, consumer, defense and aerospace, industrial and enterprise, infrastructure and mobile. Our products solve our customers’ most complex challenges while enhancing performance, improving efficiency, increasing functionality, enabling new form factors and addressing other critical challenges.

High Performance Analog
HPA primarily serves the defense and aerospace, infrastructure, industrial and enterprise, and consumer markets.

In defense and aerospace, HPA is a leading supplier of RF products and compound semiconductor foundry and assembly services to the U.S. government, U.S. defense primes, U.S. allies and other customers. HPA focuses primarily on enabling phased array technologies for radar, electronic warfare and communications systems for defense and commercial applications. HPA engages directly with the U.S. government to develop next-generation semiconductor and packaging technologies where our long-standing relationships have positioned us as a trusted partner. As the capabilities supporting modern warfare continue to advance, the associated increase in defense spending across the U.S. and allied countries is a global macro trend that represents a tailwind for our defense and aerospace business. Focus areas include the Golden Dome defense system; upgrades to legacy radar systems; the shift to new, higher frequency bands; and the trend of “one to many,” in which a greater number of smaller, more highly integrated and scalable networked platforms (e.g., unmanned vehicles such as aerial drones and ground robots) are required to address the rapidly evolving technology landscape being deployed across military applications. Additional opportunities include increases in European Union ("EU") and allied defense funding in ground-, airborne-, ship-, and space-based platforms.

HPA also supplies products for satellites and terminals to the leading companies in low Earth orbit ("LEO") satellite communication ("SATCOM") networks where investment is increasing globally to provide enhanced and more ubiquitous connectivity for commercial and other applications. HPA's standard product portfolio for defense and aerospace includes high-power RF amplifiers, low noise amplifiers ("LNAs"), switches, limiters, filters, phase shifters, mixers, multiplexers, attenuators, beamforming integrated circuits ("ICs"), power management ICs

("PMICs") and control ICs and fully integrated RF front end modules ("FEMs"). HPA's services portfolio includes an extensive set of compound semiconductor foundry services, wafer processing, advanced packaging and heterogeneous integration solutions.

In the infrastructure market, data-intensive use cases such as machine learning, industrial automation, robotics and augmented reality/virtual reality ("AR/VR") are increasing the performance and capacity requirements of cellular and broadband networks. In cellular base stations, the migration to 5G increases capacity, expands coverage and lowers the cost per bit of data. HPA supports cellular base station original equipment manufacturers ("OEMs") with a broad portfolio of cellular infrastructure solutions to address their most critical requirements for data capacity, throughput and efficiency. HPA also enables the integration of drones in commercial and military aerial communication infrastructure and the operation of Direct-to-Device satellite constellations with our cellular infrastructure solutions. Qorvo's cellular infrastructure products include switches, filters, LNA modules, discrete LNAs, variable gain amplifiers and control circuits. In broadband infrastructure, network operators are migrating from Data Over Cable Service Interface Specification ("DOCSIS") 3.1 to DOCSIS 4.0 to increase the efficiency of existing infrastructure and significantly increase download and upload speeds for end users. Qorvo is enabling the transition to DOCSIS 4.0 with a broad portfolio of products including high-output power doublers, drivers, preamplifiers, return amplifiers, voltage-controlled attenuators, digital step attenuators, switches and voltage variable equalizers.

In industrial and enterprise markets, there is increasing demand for advanced power management and motor control solutions driven by requirements for enhanced power efficiency in electronics, furthered by the need to extend battery life in battery-powered devices. HPA's solutions leverage our configurable power management intellectual property ("IP"). In enterprise data centers, HPA's PMIC solutions address the artificial intelligence ("AI")-driven demand for highly efficient enterprise solid-state drive ("SSD") power. We also provide differentiated solutions for motor drive and control across industrial and enterprise applications including factory motor drives and controls, large power tools, factory transport systems, robotics, industrial drones, pumps and fans.

In consumer markets, HPA’s configurable power management IP enables accelerated product development across multiple generations of products. We provide PMICs for consumer applications including wearables, chargers, portable video processing devices and solid-state drives for client computing applications. We also provide motor control and battery management solutions to industry-leading providers of appliances and electric power and garden tools. Our products reduce solution size, improve battery life, lower cost, improve system reliability and shorten customers’ product development time.

Connectivity and Sensors Group
CSG serves the automotive, consumer, industrial and enterprise and mobile markets. The proliferation of data-driven, connected devices that sense, process and communicate are driving demand for Qorvo's wireless connectivity solutions, which increase throughput, reduce latency, enhance security and maximize efficiency.

In automotive markets, new use cases including vehicle-to-everything ("V2X") communications, advanced connectivity services and secure car access are supporting the migration to more connected, more intelligent vehicles. This is increasing the content opportunity across multiple connectivity and sensing technologies, including cellular, V2X, Wi-Fi, satellite radio and UWB. V2X assists autonomous driving and our UWB solutions enable Child Presence Detection systems, which detect and alert if a child or pet is accidentally left behind in a vehicle. Our UWB solutions also contribute to vehicle security as we leverage ultra-low latency communication and precision location accuracy to enable and significantly improve the security of digital key access and digital key sharing compared to legacy technologies. Our connectivity and sensor products for automotive applications include Bulk Acoustic Wave ("BAW") filters, LNAs, switches, power amplifiers ("PAs"), front end solutions and UWB solutions. All of our automotive products meet or exceed AEC-Q100 quality and reliability standards, and our customers include market leading Tier-1 suppliers.

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

In industrial and enterprise markets, connectivity solutions improve operational efficiency and worker safety by enabling precise indoor turn-by-turn navigation, virtual fences and virtual replicas of physical manufacturing systems, referred to as digital twins. Real-time location tracking of mobile assets such as forklifts, robots and tools helps prevent losses and optimizes usage, while monitoring work-in-progress materials across production lines helps reduce bottlenecks and ensures just-in-time/just-in-place delivery. Geofencing of restricted areas can alert workers when they enter hazardous zones or unauthorized areas, or in the case of an incident, help direct responders to locate workers more quickly.

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

In Wi-Fi, new standards and architectures such as 802.11ax (Wi-Fi 6 and Wi-Fi 6E) and 802.11be (Wi-Fi 7), are enhancing performance, increasing range and capacity and enabling new use cases. The Wi-Fi 7 standard doubles the channel bandwidth and number of spatial streams compared to Wi-Fi 6E and uses multi-link operation to combine portions of the 5 GHz and 6 GHz bands into a single link, enabling faster speeds over longer distances. We have begun development for Wi-Fi 8 front end solutions in alignment with market leading chipset providers. As standards and architectures evolve, functional requirements increase and demand more highly integrated RF front end solutions. Qorvo’s Wi-Fi portfolio includes PAs, switches, LNAs and BAW filters, as well as solutions including FEMs and iFEMs featuring integrated filters.

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

Advances in mobile devices are transforming how end users around the world access content, interact with communities and transact commerce. The migration to 5G enables higher data throughput, lower signal latency and massive machine-type communication. 5G devices operate over a wide range of frequencies and face challenges related to efficiency, linearity, signal coexistence, signal integrity and form factor. 5G architectures are more complex and include Multiple-Input/Multiple-Output, higher frequencies with wider bandwidths, higher output power (e.g., Power Class 2 amplifiers) and new paths featuring carrier aggregation.

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

We have developed multiple generations of gallium arsenide ("GaAs"), gallium nitride ("GaN"), BAW and surface acoustic wave ("SAW") process technologies that we manufacture. We invest in these technologies to improve device performance, reduce die size and lower manufacturing costs. We also source technologies in cooperation with key suppliers, including GaAs; silicon on insulator ("SOI") for LNAs, switches and tuners; silicon germanium ("SiGe") for amplifiers and LNAs; complementary metal oxide semiconductor ("CMOS") for digital controllers; specialized CMOS for PMICs, SoC solutions, ET and average power tracking ("APT") power management, and power control in cellular modules; and microelectromechanical system (“MEMS”) technology for switches and tuners. We are leveraging AI and machine learning in areas including product design, and we are integrating AI and machine learning functionality through integrated software in products including PMICs and SoCs. We combine these technologies with proprietary design methods, IP and other expertise to improve performance, advance integration, increase yield and reduce the size and cost of our products.

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

In fiscal 2026, our fabrication facilities for the production of BAW, GaAs, GaN and SAW wafers were located in North Carolina, Oregon and Texas. We also use multiple silicon-based process technologies, including SOI, SiGe and bulk CMOS, which are sourced from leading silicon foundries located throughout the world. We have a global supply chain and ship millions of units per day. In the fourth quarter of fiscal 2026, we completed the sale of our North Carolina fabrication facility and are operating under a short-term supply agreement with the buyer until we complete the transfer of SAW filter production to our Texas facility.

We have our own flip chip, wire bond and wafer-level packaging technologies that we can deploy in internal and external assembly and packaging facilities. In fiscal 2026, our internal assembly facilities were located in Costa Rica, Germany and the U.S. We also use external suppliers for these and other packaging technologies. We closed our assembly and test facility in Costa Rica in the third quarter of fiscal 2026 and transitioned to external partners.

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

Our manufacturing strategy is to internally produce only the most differentiated elements of our products, geographically align production with customers and suppliers, and leverage the scale, capabilities, and cost effectiveness of our outsourced partners. We continuously evaluate opportunities to enhance operational efficiencies and reduce capital intensity and product costs. Our recent efforts to consolidate our manufacturing footprint include the divestitures of assembly and test operations in China and Costa Rica and the sale of our North Carolina fabrication facility.

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

Qorvo offers an extensive portfolio of GaN and GaAs foundry and assembly services from our Richardson, Texas manufacturing facility, which is a U.S. DoD Category 1A "Trusted Source." This accreditation encompasses design, wafer fabrication, post-processing, packaging, assembly, and testing services.

Customers

We design, develop, manufacture and market our products and solutions for leading U.S. and international OEMs and original design manufacturers ("ODMs"). We also collaborate with leading reference design partners and provide foundry services to defense primes and other defense and aerospace customers.

We provide products to our largest end customer, Apple Inc. ("Apple"), through sales to multiple contract manufacturers, which in the aggregate accounted for 50% and 47% of total revenue in fiscal years 2026 and 2025, respectively. Samsung Electronics Co., Ltd. ("Samsung") accounted for 10% of total revenue in both fiscal years 2026 and 2025. These customers primarily purchase RF solutions for a variety of mobile devices.

Sales and Marketing

We sell our products worldwide both directly to customers and through a network of U.S. and foreign sales representative firms and distributors. We select our sales representative firms and distributors based on a variety of factors, including market coverage, sales expertise, technical capability and support, and logistics capability. We provide ongoing educational training about our products to our internal and external sales representatives and distributors. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support for customers, sales and advertising literature, and technical presentations for industry conferences. Our sales and customer support centers are located near our customers throughout the world.

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

Competition

We operate in a competitive industry generally characterized by rapid advances in technology and new product introductions. Our customers’ product life cycles can be short, especially in mobile devices, and our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service, including technical support, and in some cases our ability to design customized products that address certain customers' specific requirements. The selection process for our products is highly competitive, and our customers provide no guarantees that our products will be included in the next generation of products introduced.

HPA competes primarily with Analog Devices, Inc.; Axiro Semiconductor Private Limited; MACOM Technology Solutions Holdings, Inc.; Monolithic Power Systems, Inc.; Renesas Electronics Corporation; Scientific Components Corporation (d/b/a Mini-Circuits); Silergy Corp; and Texas Instruments, Inc. CSG competes primarily with Broadcom Inc.; Murata Manufacturing Co., Ltd.; Nordic Semiconductor; NXP Semiconductors N.V.; Qualcomm Technologies, Inc.; RichWave Technology Corporation; Silicon Laboratories Inc.; Skyworks Solutions, Inc.; and Vanchip (Tianjin) Technology Co., Ltd. ACG competes primarily with Broadcom Inc.; Maxscend Microelectronics Co., Ltd.; Murata Manufacturing Co., Ltd.; Qualcomm Technologies, Inc.; Skyworks Solutions, Inc.; and Vanchip (Tianjin) Technology Co., Ltd.

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

Patent applications are filed within the U.S. and in other strategic countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons including rejections based on prior art. We have approximately 2,700 patents that have expiration dates between 2026 and 2044. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third-party patents. In view of our rapid innovation and product development and the comparative pace of governments’ patenting processes, there is no guarantee that patented technology for our products and services will not be obsolete before the related patents expire or are granted. However, we believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other IP right. As we expand our products and offerings, we also seek to expand our patent prosecution efforts to cover such products.

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

Human Capital

We believe that our employees are our greatest assets, and we must continue to attract, develop, retain and motivate our employees to remain competitive and execute our business strategy. We strive to meet these objectives by offering competitive pay and benefits in a collaborative and supportive workplace and by providing opportunities for our employees to grow and develop their careers.

As of March 28, 2026, we employed approximately 5,200 full and part-time employees in 23 countries. By region, approximately 75% of our total employees were in the Americas, 14% were in Europe and 11% were in Asia. Engineering or technician roles comprise approximately 68% of our global workforce.

Competitive Pay and Benefits
We use a combination of compensation and other programs (which vary by region and salary grade) to attract, develop, motivate and retain our employees, including semiannual performance bonuses, stock awards, an employee stock purchase plan, retirement programs, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, employee assistance programs, tuition assistance, health and wellness benefits and programs and on-site fitness centers. We routinely benchmark our compensation and benefits packages to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

Employee Recruitment, Retention and Development
We are committed to equal opportunity in recruiting, hiring, retaining, promoting and engaging a highly skilled workforce to best serve our global customers. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities for our internship program that focus on technologies that support our roadmaps. We believe that our internship program and university partnerships contribute to developing the next generation of talent, including engineers in our industry, and provide a pipeline of recent college graduates into our talent pool.

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

Employee Engagement
Qorvo is dedicated to fostering a connected and thriving workforce. To assess and improve employee engagement, we conduct global engagement surveys, which are administered by third parties to ensure confidentiality. We are committed to actively listening to our employees and solicit feedback on a variety of factors including strategy, culture, execution, inclusion, work environment, growth and development, collaboration and engagement. The results are reviewed by senior management, who analyze areas of progress or opportunities for improvement and work with their teams to develop targeted action plans.

We sponsor an array of employee events to engage our workforce, facilitating connections and cultivating an enjoyable work environment. Moreover, our community engagement initiatives empower employees to make a tangible difference in their neighborhoods, working alongside their colleagues. Through these efforts, we are dedicated to nurturing a culture of engagement and collective impact within our organization.

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

The success of our business is fundamentally connected to the well-being of our employees. We provide our employees with work arrangements that support flexibility while maintaining our strong culture of innovation, collaboration and camaraderie. We provide our employees and their families access to a variety of health and wellness programs that support their physical and mental health. These programs provide tools and resources, such as health coaches and wellness incentives, which emphasize preventive care, encourage healthy behaviors and are designed to help cultivate a productive work environment while also focusing on the well-being of our employees.

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

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and our efforts help to ensure that our products are compliant with the requirements of the markets into which the products will be sold and with our customers’ requirements. For example, our products are compliant with the European Union RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the EU market of new electrical and electronic equipment containing certain families of substances above a specified threshold. We are an ISO 14001:2015 certified manufacturer with a comprehensive EMS in place to help ensure control of the environmental aspects and impacts of the manufacturing process. Our EMS mandates compliance, continuous improvement and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

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

•The consummation of the Mergers is contingent upon the satisfaction of a number of conditions that may be outside of our or Skyworks’ control and that we and Skyworks may be unable to satisfy, or which may delay the consummation of the Mergers or result in the imposition of conditions that could reduce the anticipated benefits from the Mergers or cause the parties to abandon the Mergers.

•Efforts to complete the Mergers could disrupt our relationships with third parties and employees, divert management’s attention, interrupt new product introductions, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

•Failure to realize the anticipated benefits of the Mergers, delay in realizing those benefits, or significant challenges in integrating the Company with Skyworks could have an adverse effect on the price of Skyworks common stock that Company stockholders will own following the completion of the Mergers.

•Because our stockholders have adopted the Merger Agreement, the Merger Agreement will not permit us to pursue alternative transactions to the Mergers.

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

•We may be unable to effectively execute restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

•We must attract, retain, and motivate key employees in order to compete, and our failure to do so could harm our business and our results of operations.

•Changes in the favorable tax status of our non-U.S. subsidiaries would have an adverse impact on our operating results.

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

Consummation of the Mergers is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Skyworks’ control, including, among others:

•the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), as amended, and the approval of the Mergers under certain other antitrust and foreign investment regimes; and

•the absence of any order or injunction issued by a governmental body or any applicable law enjoining, restraining, preventing or prohibiting or making illegal the consummation of the Mergers.

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

These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, each of the Company and Skyworks may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (1) if the Mergers are not completed by April 27, 2027, which date may be extended to July 27, 2027 and to October 27, 2027, in each case under certain circumstances; (2) if any specified governmental authority has issued a final non-appealable order or injunction prohibiting the Mergers; or (3) if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. The Company and Skyworks may also terminate the Merger Agreement by mutual written consent.

Upon termination of the Merger Agreement, each of the Company and Skyworks, under specified circumstances, may be required to pay the other party a termination fee of $298.7 million. Additionally, Skyworks, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Outside Date (as defined in the Merger Agreement), will be required to pay the Company a termination fee of $100.0 million.

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

•having to pay certain significant costs relating to the effort to complete the Mergers; and

•the attention of our management will have been diverted to the effort to complete the Mergers rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

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

Because our stockholders have adopted the Merger Agreement, the Merger Agreement will not permit us to pursue alternative transactions to the Mergers.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains customary “no-shop” provisions, including provisions that restrict our ability to, among other things, solicit alternative acquisition proposals from, furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals. However, because our stockholders have adopted the Merger Agreement, we are no longer permitted to terminate the Merger Agreement to accept a Superior Proposal.

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

Because the stock-based consideration to be received by our stockholders in connection with the Mergers will include a fixed number of shares of Skyworks common stock in exchange for each share of Company common stock, and the market price of Skyworks common stock has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the stock-based consideration they will receive in the Mergers. Furthermore, with respect to the fairness of the merger consideration from a financial point of view, the fairness opinion received by the Company’s board of directors from our financial advisor in connection with the signing of the Merger Agreement speaks only as of the date of the Merger Agreement and not as of any other date.

Under the Merger Agreement, at the effective time of the Mergers, each share of Company common stock (other than each share of Company common stock held in treasury or held or owned by the Company or Skyworks or any of their wholly-owned subsidiaries immediately prior to the effective time of the Mergers) issued and outstanding immediately prior to the effective time of the Mergers will be cancelled and converted into the right to receive (a) 0.960 fully paid and non-assessable shares of Skyworks common stock and (b) $32.50 in cash, without interest. The value of the stock-based consideration our stockholders will receive in the Mergers will therefore fluctuate with the market price of Skyworks common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the date the Mergers are completed, which could occur a considerable amount of time after the date hereof.

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

If the Mergers, taken together, do not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), the U.S. holders of the Company's common stock may be required to pay additional U.S. federal income taxes.

The Company intends for the Mergers, taken together, to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes, and the Company intends to report the Mergers consistent with such qualification. However, it is not a condition to the Company's obligation to consummate the Mergers that the Mergers, taken together, qualify as a “reorganization” or that the Company receive an opinion from counsel to that effect, and it is possible that the Mergers, taken together, may not so qualify.

The Company has not sought and will not seek any ruling from the U.S. Internal Revenue Service regarding any matters relating to the Mergers and, as a result, there can be no assurance that the U.S. Internal Revenue Service would not assert that the Mergers, taken together, do not qualify as a “reorganization,” or that a court would not sustain such a position. If the U.S. Internal Revenue Service or a court were to determine that the Mergers, taken together, do not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, U.S. holders of the Company's common stock may be required to pay additional U.S. federal income taxes.

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

•our ability to successfully integrate into our business and realize the expected benefits of acquisitions and strategic investments;

•our ability to disaggregate and divest elements of our business and realize the expected benefits of doing so; and

•our ability to align production capacity to customer demand, which may lead to underutilization of our capacity in periods of lower demand or the lack of capacity in periods of excess demand.

Our operating results have been, and our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results or forecasts are below the expectations of stock market analysts or our investors, our stock price may decline.

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

•our ability to design products that meet our customers’ cost, size, quality and performance requirements;

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

A substantial portion of our revenue comes from several large customers. Our future operating results will be affected by both the success of our largest customers and our success in diversifying our products and customer base. Collectively, our two largest end customers accounted for an aggregate of approximately 59%, 57% and 58% of our revenue for fiscal years 2026, 2025 and 2024, respectively. If demand for their products increases, they may increase the purchases of our products and our results may be favorably impacted, while if demand for their products decreases, they may reduce their purchases or stop purchasing our products and our operating results will suffer. Even if we achieve a design win, our customers can delay or cancel the release of a new device for any reason. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer or loss of share at a large customer, failure to add new customers to replace lost revenue, a shift in consumer demand to refurbished or secondhand devices, or a decline in consumers' rates of replacement of smartphones or other devices, could have a material adverse effect on our business, financial condition and results of operations.

We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.

We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government-sponsored programs, principally for defense and aerospace applications. These programs are subject to delays or cancellation. Further, spending on defense and aerospace programs can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace business has been negatively affected in the past by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract could have a material adverse effect on our operating results.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third parties for numerous services, including die processing, wafer bumping, assembly, test and tape and reel. Our recent efforts to consolidate our manufacturing footprint, including the divestitures of assembly and test operations in both China and Costa Rica, as well as the sale of our North Carolina fabrication facility, have increased our reliance on third parties.

The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, product quality and cost increases. Furthermore, supply chain disruptions and labor market constraints have created heightened risk that external suppliers may be unable to meet their obligations to us. If we experience any significant difficulty in obtaining the materials or services used in the conduct of our business, these supply challenges may result in loss of share at our customers or limit our ability to fully satisfy customer demand.

As the semiconductor industry may experience supply constraints for certain items, from time to time, we enter into certain supply agreements to address short-term and long-term supply requirements. However, we may not be able to secure supply agreements to support customer demand. If we are unable to secure supply agreements or even with supply agreements, we are still subject to risks that a supplier will prioritize other customers' capacity demands or be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers or other components on a timely basis, or provide additional capacity beyond its commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our fees and deposits made as part of any supply agreement.

Although our key suppliers commit to us to be compliant with applicable ISO 9001 and/or IATF 16949 quality standards, we have experienced quality and reliability issues with suppliers in the past. Quality or reliability issues in our supply chain could negatively affect our products, our reputation and our results of operations.

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

We operate wafer fabrication facilities in Oregon and Texas. We use several international and domestic assembly suppliers, as well as internal assembly facilities in Germany and the U.S., to assemble and test our products. We currently have our own test and tape and reel facilities located in the U.S., and we also utilize contract suppliers and partners in Asia. During fiscal 2026, we completed the sale of our North Carolina fabrication facility and are operating under a short-term supply agreement with the buyer until we complete the transfer of SAW filter production to our Texas facility.

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

Our worldwide operations and business could be, and in some cases have been, disrupted by natural disasters, industrial accidents, cybersecurity incidents, telecommunications failures, power or water shortages, extreme weather conditions, public health issues (including pandemics), terrorist attacks, political and/or civil unrest, acts of war or other military actions, political or regulatory issues and other man-made disasters or catastrophic events. Global climate change could result in certain natural disasters, such as drought, wildfires, storms and flooding, occurring more frequently or with greater intensity. We carry commercial property damage and business interruption insurance against various risks, with limits we deem adequate, for reimbursement for damage to our fixed assets and resulting disruption of our operations. However, the occurrence of any of these business disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any disruptions from these events could require substantial expenditures and recovery time to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries, and to the extent that such disruptions adversely impact our relationships with our customers. Furthermore, even if our own operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a business disruption, natural disaster or catastrophic event, customers may reduce or cancel their orders and suppliers may delay manufacturing and delivery of our products, which may adversely affect our results of operations.

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

From time to time, we enter into capacity reservation agreements with certain suppliers which require minimum purchase commitments. If the purchase commitments exceed our forecasted demand, we may incur charges based on actual or estimated purchase shortfalls. Future circumstances may warrant us to enter into similar agreements, and to the extent management's estimates of anticipated future demand are incorrect, we may incur charges which would have a negative impact on our gross margin and other operating results.

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

Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. In addition, the increasing use of machine learning and AI to meet evolving industry requirements comes with inherent risks, including timely adoption and incorporation of these technologies into our business strategy to stay competitive. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. The semiconductor industry has experienced increased industry consolidation over the last several years, a trend we expect to continue. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

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

A failure to achieve the expected benefits of an acquisition may adversely affect our operating results, and the carrying amount of certain assets, including goodwill and intangible assets, may not be recoverable. We have recorded, and may in the future be required to record significant charges in our consolidated financial statements during the period in which any impairments are determined, negatively affecting our financial position and results of operations.

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

We may be unable to effectively execute restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits.

We have from time to time implemented restructuring initiatives in the past and may continue to implement initiatives in the future that are aimed at reducing operating costs, streamlining our manufacturing footprint, and exiting certain product lines and businesses to focus on opportunities that align with our long-term strategy and profitability objectives. Because restructuring activities may involve changes to many aspects of our business, including but not limited to the location of our production facilities and personnel and the potential exit from certain product lines and businesses, our ability to successfully implement restructuring actions depends on a number of factors that we may not be able to predict. Risks associated with these actions include unexpected transition costs, disruption of our existing operations and productivity, diversion of management's attention, employee attrition beyond any planned changes in personnel and the inability to replace the loss of revenue associated with a divested business. In addition, European Works Councils and other governing bodies representing our foreign employees, may require us to incur additional, unplanned compensation expenses associated with restructuring activities. The failure to successfully and timely realize the anticipated benefits of these restructuring actions could have a material adverse effect on our profitability, financial condition or results of operations. In addition, even if we fully execute and implement these actions, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition, harm to our competitive position or inability to effectively scale our business in response to shifting demand. To the extent that we do not achieve the profitability enhancement or other anticipated benefits of restructuring initiatives, our results of operations may be materially adversely affected.

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

From time to time, we may be subject to warranty or product liability claims that could lead to significant expense. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, we may elect to self-

insure with respect to certain matters, and our reserves may be inadequate to cover the uninsured portion of such claims.

Product liability insurance is subject to significant deductibles, and such insurance may be unavailable or inadequate to protect against all claims. If one of our customers recalls a product containing one of our devices, we may incur significant costs and expenses, including replacement costs, direct and indirect product recall-related costs, diversion of technical and other resources and reputational harm. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest end customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from sale of the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

Changes in our effective tax rate may adversely impact our results of operations and cash flow.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuations and impacted by a number of factors, including the following:

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

Corporate tax reform, base-erosion efforts and increased tax transparency continue to be high priorities in many tax jurisdictions in which we have business operations. In August 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), establishing a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion. In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act and also repeals, modifies and introduces various other tax measures with varying effective dates. Certain OBBBA provisions became effective and were reflected in our fiscal 2026 results, while others will become effective in future periods. Due to the complex nature of these changes in U.S. tax law and their corresponding calculations and estimates, as well as the continued changes in legal interpretations and guidance issued under these laws, our final tax liability may differ from our initial income tax provisions.

In addition, other countries in which we operate have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (the "OECD") Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy, including changes to cross-border taxation, transfer pricing documentation rules, nexus-based tax incentive practices, allocating greater taxing rights to countries where customers are located and establishing a minimum tax of 15% on global income (commonly referred to as the OECD's global minimum tax regime or "Pillar Two"). Our effective tax rate in fiscal 2026 was materially impacted by Pillar Two. In January 2026, the OECD released additional Pillar Two guidance introducing a “side-by-side” system. Upon adoption by local legislatures, this system becomes effective for years beginning on or after January 1, 2026 and will exclude U.S. headquartered companies and their subsidiaries from certain aspects of minimum taxation. However, to the extent enacted, the “side-by-side” system does not exempt our foreign subsidiaries from domestic minimum tax requirements. As more countries enact law or provide guidance related to these global minimum tax rules, our effective tax rate and cash tax payments could be impacted.

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

Changes in the favorable tax status of our non-U.S. subsidiaries would have an adverse impact on our operating results.

Some of our foreign subsidiaries operate under tax holiday arrangements and other preferential tax regimes that reduce our overall tax expense. These incentives are subject to various ongoing conditions and periodic governmental review. In their efforts to respond to budget deficits and evolving global tax regimes, governments around the world continue to review the design of, and policies on, tax holidays and similar incentives. Future changes in our tax holiday status could adversely impact our effective tax rate and net income in future periods.

The benefit of these tax incentive programs may also be reduced by the implementation of minimum tax regimes, including Pillar Two, which have been adopted in many countries in which we operate. In Singapore, certain top‑up tax regimes became effective in fiscal 2026 and have had a dilutive effect on the financial benefits derived from our tax incentive arrangements.

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

•occurrences of geopolitical crises such as terrorist activity, armed conflict, civil or military unrest or political instability, or global hostilities such as the war in Ukraine and the ongoing conflicts in the Middle East, may disrupt manufacturing, assembly, logistics, security and communications and result in reduced demand for our products;

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

Sales to customers located outside the U.S. accounted for approximately 37% of our revenue in fiscal 2026, of which approximately 13% was attributable to sales to customers located in China. We expect revenue from international sales will continue to be a significant part of our total revenue. Any weakness in the Chinese economy, heightened tensions between the U.S. and China, China and Taiwan, or other countries, could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to customers in China may have a material adverse impact on our business, including our ability to sell products and to manufacture or source components and materials.

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar. We have foreign operations in Asia and Europe. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars.

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

Export restrictions and sanctions imposed by the U.S., China, United Kingdom, EU, and other jurisdictions are complex and have intensified in recent years. Unless rescinded or exemptions apply, tariffs and any escalations in the global trade war could significantly harm our business, financial condition and results of operations.

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

We cannot predict what further actions may ultimately be taken with respect to tariffs, which have increased under the current U.S. administration, along with the potential for new export restrictions or other trade measures between the U.S. and other countries, what products or entities may be subject to such actions, or what reciprocation may be taken by other countries in response to these U.S. actions. However, the tariffs imposed by the U.S. are increasing the cost of importing foreign sourced components and equipment to our U.S. facilities to build the products that we manufacture in the U.S. China’s reciprocal tariffs, and any other reciprocal tariffs that may be imposed or reinstated by other countries, may harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders. The loss of foreign customers or suppliers or the imposition of restrictions on our ability to sell or transfer products to such customers or suppliers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations. Countermeasures by other countries, including China's rare earth export restrictions, in reaction to increasing such U.S. government actions may impact our operations and future revenue as the compliance and sourcing landscape becomes more challenging.

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

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality and invention assignment agreements with our employees, consultants, strategic partners and other third parties. These agreements may be insufficient or may be breached, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our proprietary information or otherwise developed IP for us. We also design our computer systems and networks and implement various procedures to restrict unauthorized access to, or dissemination of, our proprietary information.

The laws of some countries in which our products are developed, manufactured or sold may not protect our products or IP rights to the same extent as U.S. laws. This increases the possibility of misappropriation or infringement of our technology and products in those jurisdictions. Although we intend to vigorously defend our IP rights, we may not be able to prevent misappropriation of our technology. Additionally, our competitors may be able to independently develop non-infringing technologies that are substantially equivalent or superior to ours.

The use of AI and machine learning applications by our employees may also increase the risk of unintended or inadvertent disclosure of proprietary or sensitive information.

We are currently engaged in legal actions to enforce or defend our IP rights and may engage in future actions as the need arises. Our efforts to enforce our IP rights in this manner may be met with defenses and claims attacking the validity and enforceability of our IP rights. Generally, IP litigation is both expensive and unpredictable. Our involvement in IP litigation could divert the attention of our management and technical personnel and have a material, adverse effect on our business.

We may be subject to claims of infringement of third-party intellectual property rights.

Our operating results may be adversely affected if third parties were to assert claims that our products infringed their patent or other IP rights. Such assertions could lead to expensive and unpredictable litigation, diverting the attention of management and technical personnel. An unsuccessful result in any such litigation could have adverse effects on our business, which may include injunctions, exclusion orders and payments to third parties.

In addition, if one of our customers or another supplier to one of our customers were found to be infringing on third-party IP rights, such a finding could adversely affect the demand for our products. Our customer contracts and IP license agreements may include obligations to indemnify our customers and licensees against certain claims of IP infringement. If claims of IP infringement are brought against such customers or licensees with respect to the IP rights, products or services that we provide to them, we may be required to defend such customers or licensees and/or pay costs these parties may incur related to such claims. An unfavorable resolution of such disputes and litigation could adversely affect our business, financial condition, and operating results.

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

We are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts. Geopolitical tensions or conflicts, such as the war in Ukraine, the ongoing conflicts in the Middle East and the tensions between China and Taiwan, may create a heightened risk of cybersecurity incidents.

We have, from time to time, experienced, and may in the future experience, threats to and breaches of our data and systems. Security breaches, computer malware, phishing, ransomware, spoofing and other cyber-attacks have become more prevalent and sophisticated in recent years. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, detect, or counter all of these techniques or identify all security vulnerabilities. Evolving AI capabilities could be used in new and significantly more sophisticated ways to identify vulnerabilities, craft targeted social engineering and fraud attempts, generate malicious code and launch phishing attempts or other cyber-attacks. As a result, our and our customers’ proprietary information may be misappropriated, and the impact of any future incident cannot be predicted. Any misappropriation could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident and divert management and other resources. We routinely implement improvements to our network security safeguards, and we are devoting increasing resources to the security of our IT systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

Furthermore, we rely on products and services provided by third-party suppliers, which may include open-source code, to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email and other functions, which exposes us to supply chain attacks or other business disruptions. Certain products that we use contain firmware that incorporates or is derived from open-source software that generally is made publicly available by its developers or other third parties. Risks related to the use of open-source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms which may increase the likelihood of a data breach or a cyberattack, our noncompliance with applicable licensing terms which may subject us to legal claims and costly and time-consuming litigation, potential requirements to publicly disclose the source code of certain of our derivative works, firmware or software enhancements under terms authorizing further modification and redistribution and/or license certain of our derivative works, firmware or software enhancements under unfavorable licensing conditions or at no cost, potential restrictions on our ability to market the firmware associated with our products, the potential requirement to re-engineer our products to avoid infringement or breach of open-source license terms which may require significant R&D resources and may not be completed successfully on a timely basis, or at all, and enhanced governmental or other third-party scrutiny of our products. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products. Further, the use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which licensors are not typically required to maintain and update, and licensors can change the license terms on which they offer updated versions of the open-source software without notice. To the extent that our products depend on the successful operation of the open-source software we use, any undetected errors or defects in such open-source software could impair the functionality of our products, cause delays in product development, result in a failure of our products, and injure our reputation.

We cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our IT systems, including our products and services, or the third-party IT systems that support our services. Our ability to identify all security vulnerabilities and monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

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

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations, as well as our own policies and standards. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs, costs related to defending legal claims or legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions).

Any failure to comply with evolving data privacy and cybersecurity laws and regulations may adversely impact our business and financial results.

Global legislation, enforcement and policy activity in the area of data privacy and cybersecurity are rapidly expanding and creating a complex regulatory compliance environment. We are required to comply with these stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as related contractual obligations. Ensuring compliance with such requirements may increase operating costs, impact our data processing practices and policies and the development of new products or services, and reduce operational efficiency, any of which could adversely affect our business and operations.

For example, at the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and cybersecurity). Moreover, the U.S. Congress has recently considered, and is expected to continue to consider, various proposals for more comprehensive data privacy and cybersecurity legislation. At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively, the “CCPA”). Numerous other states have also enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and cybersecurity laws, rules, and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

At the international level, we are subject to the General Data Protection Regulation (the "GDPR") and its equivalent in the United Kingdom (the “U.K. GDPR”), which require companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. While the GDPR and the U.K. GDPR remain substantially similar for the time being, the government of the United Kingdom has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the European Economic Area and the U.K. Failure to meet GDPR or the U.K. GDPR requirements could result in penalties of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual worldwide revenue, whichever is greater. China has also implemented laws and regulations requiring companies' IT security environment to meet certain standards and may require unique certifications.

Moreover, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so.

In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure or perceived failure by us or any third parties with which we do business to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

In recent years, stockholder activists have become involved in numerous public companies. For example, a representative of Starboard Value L.P. was nominated and elected to our board of directors at the Company’s Annual Meeting of Stockholders in August 2025. Stockholder activists frequently propose to involve themselves in the strategic direction and operations of companies, including companies’ efforts regarding governance standards, capital allocation and portfolio review. Responding to actions by activist stockholders, such as requests for special meetings, nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business, cause us to incur substantial costs and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Stockholder activism could result in substantial costs. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

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

•pandemics and similar major health concerns;

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

Risk Management and Strategy

Cybersecurity risks are identified as part of our Enterprise Risk Management Program and regular cybersecurity assessment and planning. We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify and manage cybersecurity risks. We engage with industry groups for benchmarking and awareness of cybersecurity best practices. We monitor internal and external cybersecurity developments that may affect our systems and our supply chain partners' systems and have procedures to assess those issues for potential cybersecurity impact or risk.

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

We rely heavily on our supply chain to deliver our products and services to our customers and require our key suppliers to comply with our security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us. We also require each key supplier to notify us in the event of known or suspected cyber incidents.

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

Governance

The Audit Committee oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Executive leadership, our CIO and our CISO regularly brief the Audit Committee on cybersecurity matters. In its oversight role, the Audit Committee receives reports on cybersecurity, which may include internal and external cybersecurity audit reports, on at least a quarterly basis. We have procedures led by our CISO which govern our assessment, response and notification of internal and external parties upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our executive team, to evaluate the overall impact and determine the appropriate or required external notifications. Based on an incident's nature and severity, the Audit Committee would be informed of an incident by our executive team.

Our CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CIO, who reports to our Chief Financial Officer, has over 30 years of experience in various IT and cybersecurity leadership roles throughout the industry. Our CISO has over 25 years of experience in cybersecurity, encompassing leadership roles in cybersecurity architecture, risk and compliance, incident response, cybersecurity operations, and identity management. The CISO works with a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. This team manages and works to enhance the IT security structure with the goal of preventing significant cybersecurity incidents and increasing the resilience of our systems to minimize the business impact should an incident occur. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals on the information security team.

ITEM 2. PROPERTIES.

Our principal executive offices are located on our Greensboro, North Carolina campus, which also includes facilities for packaging, design, research and development, sales and support functions.

The following table sets forth our primary production facilities as of March 28, 2026:

Location	Owned/Leased	Primary Function
Hillsboro, Oregon	Owned	Wafer fabrication
Richardson, Texas	Owned	Wafer fabrication, assembly and test
Nuremberg, Germany	Leased	Packaging and test

In the third quarter of fiscal 2026, we completed the sale of our Costa Rica facility. In the fourth quarter of fiscal 2026, we completed the sale of our North Carolina fabrication facility and are operating under a short-term supply agreement with the buyer until we complete the transfer of SAW filter production to our Texas facility.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "QRVO." As of May 1, 2026, there were 583 holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

The following graph and table compare the cumulative total shareholder return of our common stock, the S&P 500 Index and the S&P 500 Semiconductors Index for the five years ended March 28, 2026. The graph and table assume an initial investment of $100 was made on April 3, 2021 in each of our common stock and the indexes, reflecting compounded daily returns as well as reinvestment of all dividends. The indexes are reweighted daily using the market capitalization on the previous trading day. The comparisons in the graph and table are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

PERFORMANCE GRAPH

	April 3, 2021	April 2, 2022	April 1, 2023	March 30, 2024	March 29, 2025	March 28, 2026
Qorvo, Inc.	$100.00	$62.99	$52.65	$59.53	$37.07	$40.10
S&P 500	$100.00	$115.65	$106.71	$138.59	$150.03	$176.74
S&P 500 Semiconductors	$100.00	$127.50	$123.69	$262.39	$280.97	$470.02
The graph and the table above shall not be deemed "filed" with the SEC for the purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filings made by us with the SEC, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
December 28, 2025 to January 24, 2026	—	$—	—	$816.2
January 25, 2026 to February 21, 2026	512	83.61	512	773.4
February 22, 2026 to March 28, 2026	4,469	79.93	4,469	416.2
Total	4,981	$80.31	4,981

On November 2, 2022, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended, or terminated at any time without prior notice. Following the execution of the Merger Agreement in the third quarter of fiscal 2026, we suspended our share repurchase activity; however, in the fourth quarter of fiscal 2026, we resumed share repurchases in accordance with the terms of the Merger Agreement. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.

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

We design, develop, manufacture and market our products and solutions for leading U.S. and international OEMs and ODMs in three reportable operating segments: HPA, CSG and ACG. HPA is a leading global supplier of RF, analog mixed signal and power management solutions. CSG is a leading global supplier of connectivity solutions, with broad expertise spanning UWB, Matter, BLE, Zigbee, Thread, Wi-Fi and cellular solutions for the IoT. ACG is a leading global supplier of advanced cellular solutions for smartphones, wearables, laptops, tablets and other devices.

Proposed Mergers

On October 27, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Skyworks Solutions, Inc., a Delaware corporation (“Skyworks”), the Company, Comet Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Skyworks (“Merger Sub I”), and Comet Acquisition II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Skyworks (“Merger Sub II”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Skyworks (the “Surviving Corporation”), and (ii) immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity in the Second Merger and a wholly-owned subsidiary of Skyworks. On February 5, 2026, Qorvo and Skyworks each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Qorvo and Skyworks have each substantially complied with the Second Request it received, unless the waiting period is voluntarily extended by the parties or terminated sooner by the FTC. The stockholders of both Qorvo and Skyworks approved the Merger Agreement at each company's special meeting of stockholders on February 11, 2026. Consummation of the Mergers is subject to required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. We currently anticipate the Mergers will be completed early in calendar year 2027. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 28, 2025. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the transaction.

Fiscal 2026 Overview

•Revenue decreased 1.1% in fiscal 2026 to $3,678.5 million, compared to $3,719.0 million in fiscal 2025, resulting from decreases in ACG and CSG revenue, partially offset by an increase in HPA revenue.

•Gross margin for fiscal 2026 was 45.9%, compared to 41.3% in fiscal 2025, driven by our strategy within the ACG segment to reduce exposure to lower margin, mass-market Android smartphones, as well as favorable business mix within the HPA segment.

•Operating income was $411.4 million in fiscal 2026, compared to $95.5 million in fiscal 2025, driven by higher gross margin and lower goodwill and intangible asset impairment charges.

•Net income per diluted share was $3.62 for fiscal 2026, compared to net income per diluted share of $0.58 for fiscal 2025.

•Operating activities in fiscal 2026 generated cash of $808.6 million, compared to $622.2 million in fiscal 2025.

•Capital expenditures were $129.1 million in fiscal 2026, compared to $137.6 million in fiscal 2025.

•We repurchased 6.6 million shares of our common stock for $536.7 million in fiscal 2026, compared to repurchases of 4.0 million shares of our common stock for $358.8 million in fiscal 2025.

RESULTS OF OPERATIONS

Consolidated

The table below presents a summary of our results of operations for fiscal years 2026 and 2025 along with a year-over-year comparison. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 29, 2025, filed with the SEC on May 19, 2025, which is incorporated by reference herein, for a summary of our results of operations for the fiscal year ended March 30, 2024 along with a year-over-year comparison between fiscal years 2025 and 2024.

(In thousands, except percentages)	Fiscal 2026	% of Revenue	Fiscal 2025	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$3,678,517	100.0%	$3,718,971	100.0%	$(40,454)	(1.1)%
Cost of goods sold	1,990,415	54.1	2,183,382	58.7	(192,967)	(8.8)
Gross profit	1,688,102	45.9	1,535,589	41.3	152,513	9.9
Research and development	726,122	19.7	747,709	20.1	(21,587)	(2.9)
Marketing and selling	215,485	5.9	231,912	6.2	(16,427)	(7.1)
General and administrative	165,189	4.5	171,712	4.6	(6,523)	(3.8)
Goodwill and intangible asset impairment	82,369	2.2	192,569	5.2	(110,200)	(57.2)
Other operating expense	87,513	2.4	96,160	2.6	(8,647)	(9.0)
Operating income	$411,424	11.2%	$95,527	2.6%	$315,897	330.7%

Revenue

The decrease in consolidated revenue resulted from decreases in revenue of $58.0 million and $50.9 million in ACG and CSG, respectively, and an increase in revenue of $68.4 million in HPA, which are further discussed in our Operating Segments results below.

We provide products to our largest end customer (Apple) through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 50% and 47% of total revenue in fiscal years 2026 and 2025, respectively. Samsung accounted for approximately 10% of total revenue in both fiscal years 2026 and 2025. These customers primarily purchase RF solutions for a variety of mobile devices.

International shipments amounted to $1,362.8 million in fiscal 2026 (approximately 37% of revenue) compared to $1,491.8 million in fiscal 2025 (approximately 40% of revenue). Shipments to Asia totaled $1,264.5 million in fiscal 2026 (approximately 34% of revenue) compared to $1,405.9 million in fiscal 2025 (approximately 38% of revenue).

Gross Margin

The increase in gross margin in fiscal 2026 was driven by our strategy within the ACG segment to reduce exposure to lower margin, mass-market Android smartphones, as well as favorable business mix within the HPA segment.

Operating Expenses

Research and Development

The decrease in research and development expense was driven by a $19.9 million decrease in product development costs related to mass-market Android smartphones.

Marketing and Selling

The decrease in marketing and selling expense was driven by a decrease of $6.8 million in employee-related costs and a decrease of $5.0 million in amortization expense due to the expiration of useful lives of certain acquired intangible assets.

General and Administrative

The decrease in general and administrative expense was driven by a $9.9 million decrease in professional fees, partially offset by a $2.8 million increase in employee-related costs.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment charges in fiscal 2026 were due to impairment testing triggered by revisions in forecasts for a reporting unit within the CSG segment. Goodwill and intangible asset impairment charges in fiscal 2025 were related to the expected divestiture of the SiC power device business, which was subsequently sold in the fourth quarter of fiscal 2025, as well as the expected divestiture of the MEMS-based sensing solutions business, which was subsequently sold in the third quarter of fiscal 2026. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information on goodwill and intangible asset impairment charges.

Other Operating Expense

In fiscal 2026, "Other operating expense" primarily includes restructuring-related charges of $36.9 million, merger-related costs of $23.5 million, start-up costs of $15.0 million associated with the transfer of our surface acoustic wave filter production from North Carolina to Texas and deferred compensation expense of $9.3 million. In fiscal 2025, "Other operating expense" primarily includes restructuring-related charges of $60.3 million and $14.9 million of expenses associated with multiyear projects to upgrade our core business systems, prior to cancellation of certain projects in the third quarter of fiscal 2025. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information on restructuring-related charges.

Operating Segments

High Performance Analog

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percentage Change
Revenue	$705,657	$637,261	$68,396	10.7%
Operating income	189,356	108,895	80,461	73.9
Operating income as a % of revenue	26.8%	17.1%

The increase in HPA revenue was primarily attributable to a $108.3 million increase in revenue driven by increased content and programs in defense and aerospace, the industry's ongoing transition to broadband DOCSIS 4.0 and higher demand for our base station products. These revenue increases were partially offset by a $27.7 million decrease in revenue as a result of the sale of the SiC power device business in January 2025, as well as a $9.0 million decrease in revenue from our power management business due to lower demand from our customers whose products have been impacted by tariffs.

The increase in HPA operating income was driven by favorable business mix, improved product costs, lower inventory charges and higher revenue. In addition, fiscal 2025 includes an operating loss of $15.3 million from the SiC power device business.

Connectivity and Sensors Group

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percentage Change
Revenue	$421,654	$472,521	$(50,867)	(10.8)%
Operating loss	(42,253)	(55,842)	13,589	24.3
Operating loss as a % of revenue	(10.0)%	(11.8)%

The decrease in CSG revenue was attributable primarily to a $48.7 million decrease in revenue for our Wi-Fi components and UWB solutions, driven by our decision to strategically narrow our focus on a higher margin portfolio.

The decrease in CSG operating loss was due to improved product costs, favorable product mix and a decrease in operating expenses of $14.3 million, partially offset by the impact of lower revenue. The decrease in operating expenses was driven by lower product development costs, as well as lower expenses following the divestiture of the MEMS-based sensing solutions business in October 2025. CSG results for fiscal years 2026 and 2025 include operating losses of $9.9 million and $15.4 million, respectively, from the MEMS-based sensing solutions business.

Advanced Cellular Group

(In thousands, except percentages)	Fiscal 2026	Fiscal 2025	Dollar Change	Percentage Change
Revenue	$2,551,206	$2,609,189	$(57,983)	(2.2)%
Operating income	667,352	602,447	64,905	10.8
Operating income as a % of revenue	26.2%	23.1%

The decrease in ACG revenue represents the net of a decrease in revenue from our products in the Android ecosystem and an increase in revenue attributable to increased content in flagship and premium tiers of smartphones. This is consistent with our decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to the flagship and premium tiers of smartphones.

The increase in ACG operating income was driven by favorable product mix and a decrease in operating expenses of $29.7 million, partially offset by the impact of lower revenue. The decrease in operating expenses was attributable to reductions in product development costs related to mass-market Android smartphones.

Refer to Note 17 of the Notes to Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for fiscal years 2026, 2025 and 2024.

INTEREST, OTHER INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2026	2025
Interest expense	$(73,134)	$(78,328)
Other income, net	59,983	48,700
Income tax expense	(59,284)	(10,284)

Interest expense

During fiscal 2026, we recorded interest expense primarily related to the 4.375% senior notes due 2029 (the "2029 Notes") and the 3.375% senior notes due 2031 (the "2031 Notes"). During fiscal 2025, we recorded interest expense primarily related to the 2029 Notes, the 2031 Notes and the 1.750% Notes due 2024 (the "2024 Notes"). Interest expense for fiscal years 2026 and 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. Interest expense in the preceding table for fiscal years 2026 and 2025 is net of capitalized interest of $3.3 million and $3.9 million, respectively.

Other income, net

During fiscal 2026, we recorded interest income of $43.0 million and net gains of $15.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments. During fiscal 2025, we recorded interest income of $47.1 million and net gains of $0.5 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax expense

Income tax expense for fiscal 2026 was $59.3 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions and the impact of Global Intangible Low-Taxed Income ("GILTI"), partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits. During fiscal 2026, we also recognized incremental tax benefits associated with various restructuring initiatives. The annual effective tax rate was 14.9% for fiscal 2026.

On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. We have reflected the impact of the OBBBA on our consolidated financial statements. We are continuing to assess the potential impact of the OBBBA on future periods but do not currently expect the legislation to have a material effect on our consolidated financial statements.

On January 5, 2026, the OECD released additional Pillar Two guidance introducing a new “side-by-side” system, which, upon adoption by local legislatures, will exclude U.S. headquartered companies from some aspects of minimum taxation. The guidance is not expected to have a material impact on our effective tax rate.

Income tax expense for fiscal 2025 was $10.3 million, which was primarily comprised of tax expense related to international operations generating pre-tax book income and the impact of GILTI, partially offset by a tax benefit related to domestic and international operations generating pre-tax book losses and domestic tax credits. During fiscal 2025, we also incurred incremental tax expense associated with various restructuring initiatives. The annual effective tax rate was 15.6% for fiscal 2025.

A valuation allowance has been established against deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other deferred tax assets exist. Management reevaluates the ability to realize the benefit of these deferred tax assets on a quarterly basis. As of March 28, 2026 and March 29, 2025, the valuation allowance against domestic and foreign deferred tax assets was $90.9 million and $85.7 million, respectively.

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

As of March 28, 2026, total remaining unearned compensation cost related to unvested restricted stock units was $167.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of March 28, 2026, we had working capital of approximately $1,593.6 million, including $1,219.0 million in cash and cash equivalents, compared to working capital of approximately $1,384.1 million, including $1,021.2 million in cash and cash equivalents, as of March 29, 2025.

Our $1,219.0 million of total cash and cash equivalents as of March 28, 2026, includes $1,008.8 million held by our foreign subsidiaries, of which $808.7 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

The Merger Agreement contains certain termination rights for each of Skyworks and Qorvo. Under specified circumstances, each of Qorvo and Skyworks will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, Skyworks will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement.

Credit Agreement

On April 23, 2024, we entered into a five-year unsecured senior credit facility pursuant to a credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of lenders (the “Credit Agreement”), which replaced our previous credit agreement. The Credit Agreement provides for a $325.0 million senior revolving line of credit (the “Revolving Facility”). Up to $25.0 million of the Revolving Facility may be used for the issuance of standby letters of credit, and up to $10.0 million of the Revolving Facility may be used for swing line advances (i.e., short-term borrowings made available from the lead lender). We may request at any time that the Revolving Facility be increased by up to $325.0 million, subject to securing additional funding commitments from existing or new lenders. The Revolving Facility is available to finance working capital, capital expenditures and other lawful corporate purposes. During fiscal 2026, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of March 28, 2026, we were in compliance with these covenants. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information about the Credit Agreement.

Stock Repurchases

On November 2, 2022, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of our outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization. Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which we repurchase our shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require us to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. Following the execution of the Merger Agreement in the third quarter of fiscal 2026, we suspended our share repurchase activity; however, in the fourth quarter of fiscal 2026, we resumed share repurchases in accordance with the terms of the Merger Agreement.

During fiscal years 2026, 2025 and 2024, we repurchased approximately 6.6 million shares, 4.0 million shares and 4.0 million shares of our common stock, respectively, for approximately $536.7 million, $358.8 million and $403.0 million, respectively (including transaction costs and excise tax, as applicable) under the share repurchase program. As of March 28, 2026, approximately $416.2 million remains authorized for repurchases under the share repurchase program.

Cash Flows from Operating Activities

Net cash provided by operating activities was $808.6 million in fiscal 2026, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, goodwill and intangible asset impairment, stock-based compensation expense and other non-cash items) and changes in working capital. The changes in working capital were driven by the decrease in inventories.

Net cash provided by operating activities was $622.2 million in fiscal 2025, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, intangible assets amortization, deferred income taxes, goodwill and intangible asset impairment, stock-based compensation expense and other non-cash items).

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2026 was $43.6 million, compared to net cash provided by investing activities of $36.6 million in fiscal 2025. During fiscal 2026, we received proceeds of $36.8 million from the sale of our North Carolina fabrication facility, proceeds of $21.5 million from the divestiture of our MEMS-based sensing solutions business and proceeds of $13.5 million from investments. During fiscal 2025, we received proceeds of $117.5 million from the divestiture of our SiC power device business and proceeds of $55.6 million from the divestiture of our assembly and test operations in China.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2026 was $566.5 million, compared to net cash used in financing activities of $684.4 million in fiscal 2025. During fiscal 2026, we repurchased stock for $532.6 million and we repurchased inventory in connection with a supply agreement for $11.7 million. During fiscal 2025, we repurchased stock for $356.3 million, we received proceeds of $130.2 million for inventory (subject to repurchase) in connection with a supply agreement (refer to Note 5 of the Notes to Consolidated Financial Statements for additional information), and we repaid $439.1 million of the principal amount of our 2024 Notes, which matured in December 2024.

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

CONTRACTUAL OBLIGATIONS

As of March 28, 2026, our purchase obligations were approximately $524.3 million, of which $508.7 million is due within the next twelve months. Our purchase obligations represent payments due related to the purchase of materials and manufacturing services, a majority of which are not recorded as liabilities in our Consolidated Balance Sheet because we had not received the related goods or services as of March 28, 2026.

As of March 28, 2026, our capital commitments were approximately $50.8 million, all of which are due within the next twelve months. Our capital commitments represent obligations for the purchase of equipment and software, a majority of which are not recorded as liabilities in our Consolidated Balance Sheet because we had not received the related goods or services as of March 28, 2026.

For details of other contractual obligations, such as leases, debt, retirement benefit plans and income taxes, refer to Note 8, Note 9, Note 10 and Note 13, respectively, of the Notes to Consolidated Financial Statements.

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

Summarized Balance Sheets (in thousands)	March 28, 2026	March 29, 2025
ASSETS
Current assets (1)	$862,490	$827,998
Non-current assets	2,217,061	2,338,086

LIABILITIES
Current liabilities	$262,368	$270,634
Long-term liabilities (2)	2,596,461	2,408,648
(1) Includes net amounts due from Non-Guarantor subsidiaries of $201.7 million and $259.4 million as of March 28, 2026 and March 29, 2025, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $895.3 million and $687.6 million as of March 28, 2026 and March 29, 2025, respectively.

Summarized Statement of Operations (in thousands)	Fiscal 2026
Revenue	$1,074,551
Gross profit	365,060
Net loss	(193,357)

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

In fiscal 2026, we recorded goodwill impairment charges of approximately $36.5 million. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our goodwill.

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

In fiscal 2026, we recorded intangible asset impairment charges of approximately $45.9 million. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our identified intangible assets.

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

Income Taxes. In determining tax expense for financial statement reporting purposes, we must make certain estimates and judgments in the calculation of taxable income, the resultant tax liabilities and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

Interest Rate Risk

We may be exposed to interest rate risk via the terms of the Revolving Facility. If the Revolving Facility were to be drawn, it would bear interest at a variable rate. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information. As of March 28, 2026, we did not have any outstanding borrowings under the Revolving Facility.

Foreign Currency Exchange Rate Risk

As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. The functional currency for most of our international operations is the U.S. dollar.  We have foreign operations in Asia and Europe, and a significant portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Renminbi and Singapore Dollar. If the U.S. dollar weakens compared to these and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign currency exchange risk in part through operational means.

For fiscal 2026, we incurred a foreign currency gain of $1.0 million as compared to a loss of $0.3 million in fiscal 2025, which is recorded in "Other income, net" in the Consolidated Statements of Operations.

Our financial instrument holdings, including foreign receivables, cash and payables at March 28, 2026, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.7 million in fiscal 2026. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $2.2 million in fiscal 2026.

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

Qorvo, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 28, 2026	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,219,015	$1,021,176
Accounts receivable, net of allowance of $301 and $309 as of March 28, 2026 and March 29, 2025, respectively	382,509	386,719
Inventories	553,718	640,992
Prepaid expenses	36,724	32,808
Other receivables	16,172	11,023
Other current assets	98,176	74,557
Total current assets	2,306,314	2,167,275
Property and equipment, net	710,392	801,895
Goodwill	2,353,226	2,389,741
Intangible assets, net	121,506	273,478
Long-term investments	16,295	23,433
Other non-current assets	317,857	277,309
Total assets	$5,825,590	$5,933,131
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242,870	$260,663
Accrued liabilities	248,160	287,981
Other current liabilities	221,727	234,538
Total current liabilities	712,757	783,182
Long-term debt	1,549,154	1,549,215
Other long-term liabilities	219,380	208,422
Total liabilities	2,481,291	2,540,819
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.0001 par value; 405,000 shares authorized; 87,741 and 92,920 shares issued and outstanding at March 28, 2026 and March 29, 2025, respectively	3,301,450	3,431,308
Accumulated other comprehensive income (loss)	4,061	(5,013)
Retained earnings (accumulated deficit)	38,788	(33,983)
Total stockholders’ equity	3,344,299	3,392,312
Total liabilities and stockholders’ equity	$5,825,590	$5,933,131

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2026	2025	2024

Revenue	$3,678,517	$3,718,971	$3,769,506
Cost of goods sold	1,990,415	2,183,382	2,281,011
Gross profit	1,688,102	1,535,589	1,488,495

Operating expenses:
Research and development	726,122	747,709	682,249
Marketing and selling	215,485	231,912	217,273
General and administrative	165,189	171,712	171,867
Goodwill and intangible asset impairment	82,369	192,569	221,414
Other operating expense	87,513	96,160	103,991
Total operating expenses	1,276,678	1,440,062	1,396,794
Operating income	411,424	95,527	91,701

Interest expense	(73,134)	(78,328)	(69,245)
Other income, net	59,983	48,700	51,104
Income before income taxes	398,273	65,899	73,560

Income tax expense	(59,284)	(10,284)	(143,882)
Net income (loss)	$338,989	$55,615	$(70,322)

Net income (loss) per share
Basic	$3.66	$0.59	$(0.72)
Diluted	$3.62	$0.58	$(0.72)

Weighted-average shares of common stock outstanding:
Basic	92,592	94,586	97,557
Diluted	93,547	95,450	97,557

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2026	2025	2024
Net income (loss)	$338,989	$55,615	$(70,322)
Other comprehensive income (loss), net of tax:
Change in pension liability	366	358	(123)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	8,739	(247)	(1,787)
Reclassification adjustments, net of tax:
Foreign currency gain realized upon liquidation of subsidiary	—	(26)	—
Amortization of pension actuarial gain	(31)	(1)	(12)
Other comprehensive income (loss)	9,074	84	(1,922)
Total comprehensive income (loss)	$348,063	$55,699	$(72,244)

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)

	Shares	Amount			Total
Balance, April 1, 2023	98,649	$3,821,474	$(3,175)	$84,495	$3,902,794
Net loss	—	—	—	(70,322)	(70,322)
Other comprehensive loss	—	—	(1,922)	—	(1,922)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	629	(25,787)	—	—	(25,787)
Issuance of common stock in connection with employee stock purchase plan	479	35,045	—	—	35,045
Repurchase of common stock, including transaction costs and excise tax	(3,959)	(299,204)	—	(103,771)	(402,975)
Stock-based compensation	—	119,539	—	—	119,539
Balance, March 30, 2024	95,798	$3,651,067	$(5,097)	$(89,598)	$3,556,372
Net income	—	—	—	55,615	55,615
Other comprehensive income	—	—	84	—	84
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	626	(31,214)	—	—	(31,214)
Issuance of common stock in connection with employee stock purchase plan	499	34,234	—	—	34,234
Repurchase of common stock, including transaction costs and excise tax	(4,003)	(358,761)	—	—	(358,761)
Stock-based compensation	—	135,982	—	—	135,982
Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312
Net income	—	—	—	338,989	338,989
Other comprehensive income	—	—	9,074	—	9,074
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	769	(32,018)	—	—	(32,018)
Issuance of common stock in connection with employee stock purchase plan	656	36,889	—	—	36,889
Repurchase of common stock, including transaction costs and excise tax	(6,604)	(270,517)	—	(266,218)	(536,735)
Stock-based compensation	—	135,788	—	—	135,788
Balance, March 28, 2026	87,741	$3,301,450	$4,061	$38,788	$3,344,299

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$338,989	$55,615	$(70,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	151,338	163,222	193,035
Intangible assets amortization	111,051	133,614	127,898
Deferred income taxes	(39,384)	(84,737)	19,405
Goodwill and intangible asset impairment	82,369	192,569	221,414
Stock-based compensation expense	136,070	136,346	120,834
Other, net	(13,421)	31,966	78,521
Changes in operating assets and liabilities:
Accounts receivable, net	3,154	26,807	(105,776)
Inventories	86,616	18,188	92,909
Prepaid expenses and other assets	(18,510)	(24,348)	(23,174)
Accounts payable	(4,886)	7,178	89,139
Accrued liabilities	(45,325)	(45,777)	130,979
Income taxes payable and receivable	942	(4,103)	8,681
Other liabilities	19,628	15,662	(50,354)
Net cash provided by operating activities	808,631	622,202	833,189
Cash flows from investing activities:
Purchases of property and equipment	(129,070)	(137,600)	(127,230)
Proceeds from sales of property and equipment	51,711	7,059	49,548
Purchases of businesses, net of cash acquired	—	(791)	(82,974)
Proceeds from sales of businesses	21,472	173,117	20,000
Other investing activities	12,287	(5,230)	4,186
Net cash (used in) provided by investing activities	(43,600)	36,555	(136,470)
Cash flows from financing activities:
Payment and repurchase of debt	—	(439,124)	(58,309)
Net (payments) proceeds from purchase and sale of inventories subject to repurchase	(11,711)	130,204	—
Repurchase of common stock, including transaction costs	(532,552)	(356,336)	(400,054)
Proceeds from the issuance of common stock	35,492	35,741	36,918
Tax withholding paid on behalf of employees for restricted stock units	(32,018)	(31,250)	(27,111)
Other financing activities	(25,737)	(23,597)	(11,018)
Net cash used in financing activities	(566,526)	(684,362)	(459,574)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(666)	(2,477)	3,170
Net increase (decrease) in cash, cash equivalents and restricted cash	197,839	(28,082)	240,315
Cash, cash equivalents and restricted cash at the beginning of the period	1,021,176	1,049,258	808,943
Cash, cash equivalents and restricted cash at the end of the period	$1,219,015	$1,021,176	$1,049,258

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,219,015	$1,021,176	$1,029,258
Restricted cash included in "Other current assets"	—	—	20,000
Total cash, cash equivalents and restricted cash	$1,219,015	$1,021,176	$1,049,258

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$73,169	$76,336	$55,270
Capital expenditures included in liabilities	$24,740	$65,221	$70,127

See accompanying notes.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2026
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

The Company's design expertise and manufacturing capabilities span multiple process technologies. As of March 28, 2026, the Company's primary wafer fabrication facilities are located in Oregon and Texas, and its primary assembly and test facilities are located in Germany and Texas. The Company also sources products and materials through external suppliers. The Company operates design, sales and other manufacturing facilities throughout Asia, Europe and North America.

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

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Approximately every five to six years, the Company reports a 53-week fiscal year to align with the foregoing policy. The most recent three fiscal years ended on March 28, 2026, March 29, 2025 and March 30, 2024. Fiscal years 2026, 2025, and 2024 were 52-week years, with each fiscal quarter consisting of 13 weeks.

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

Investments

The Company has investments in limited partnerships which are accounted for using the equity method. These equity method investments are classified as "Long-term investments" in the Consolidated Balance Sheets. The Company records its share of the financial results of the limited partnerships in "Other income, net" in the Company's Consolidated Statements of Operations.

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

The Company also holds assets whose fair value is measured and recorded on a nonrecurring basis. These assets include equity method investments, equity investments without a readily determinable fair value and certain non-financial assets, such as intangible assets and property and equipment. Intangible assets, including goodwill, are adjusted to fair value after initial recognition only if an impairment charge is recognized, which is generally determined using a discounted cash flow model based on significant unobservable inputs (Level 3).

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

The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against demand forecasts on a material or product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of demand forecasts and management's analysis and assessment of overall inventory risk. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions and customer acceptance of the Company's products and technologies, as well as an assessment of the selling price in relation to the product cost. In the event the Company sells inventory that was previously covered by a specific inventory reserve, the sale

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
is recorded at the actual selling price and the cost of goods sold for this inventory is recorded at its inventory cost, net of the reserve.

In fiscal 2025, the Company completed the sale of its assembly and test operations in Beijing and Dezhou to Luxshare Precision Industry Co., Ltd. ("Luxshare"). Pursuant to a supply agreement with Luxshare, the Company is obligated to repurchase inventory that it sold to Luxshare subsequent to the performance of assembly and test services by Luxshare. Although legal title of the inventory resides with Luxshare, in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606"), the Company will continue to recognize the inventory on its balance sheet and record a financial liability (which is included in "Other current liabilities" in the Consolidated Balance Sheets) equal to the cash received by the Company attributable to the inventory subject to repurchase. Changes in the amount outstanding under the supply agreement related to inventory subject to repurchase are included in cash flows from financing activities in the Consolidated Statements of Cash Flows. In accordance with ASC 330, the Company capitalizes costs incurred by Luxshare to enhance the inventory by increasing its carrying value on the Company’s balance sheet and recognizing a corresponding liability. Cash paid for inventory enhancements is included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Financing costs related to inventory subject to repurchase are included in "Interest expense" in the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to 39 years. The Company capitalizes interest on borrowings related to eligible capital expenditures. Capitalized interest is added to the cost of qualified assets and depreciated together with the asset cost. The Company’s assets acquired under leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation. The Company records capital-related government grants earned as a reduction to property and equipment and depreciates the net asset over the estimated useful lives of the associated assets.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

Revenue Recognition

The Company generates revenue primarily from the sale of semiconductor products, either directly to a customer or to a distributor, or at completion of a consignment process. Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A majority of the Company's revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Revenue from sales to the Company’s distributors is recognized upon shipment of the product to the distributors (sell-in). Revenue is recognized from the Company’s consignment programs at a point in time when the products are pulled from consignment inventory by the customer. Revenue recognized for products and services over time is less than 3% of overall revenue. The Company applies a five-step approach, as defined in ASC 606, in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company’s pricing terms are negotiated independently on a stand-alone basis. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. Variable consideration in the form of rebate programs is offered to certain customers, including distributors, and represents approximately 7% of net revenue in fiscal 2026. The Company determines variable consideration by estimating the most likely amount of consideration it expects to receive from the customer. The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company may authorize sales returns under certain circumstances, which include courtesy returns and like-kind exchanges. The Company reduces revenue and records reserves for product returns and allowances, rebate programs and scrap allowance based on historical experience or specific identification depending on the contractual terms of the arrangement.

The Company’s accounts receivable balance is from contracts with customers and represents the Company’s unconditional right to receive consideration from its customers. Payments are due upon completion of the performance obligation and subsequent invoicing. Substantially all payments are collected within the Company’s standard terms, which do not include any financing components. There have been no material impairment losses on accounts receivable for fiscal years 2026, 2025 or 2024. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were immaterial as of March 28, 2026 and March 29, 2025.

The Company invoices customers upon shipment and recognizes revenue in accordance with delivery terms. As of March 28, 2026, the Company had $102.9 million in remaining unsatisfied performance obligations with an original duration greater than one year, of which the majority is expected to be recognized as income over the next 12 months.

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

The Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) provisions became effective for the Company in fiscal 2019. The Company has elected to treat taxes related to GILTI inclusions as a period cost and therefore does not recognize deferred tax assets or liabilities for basis differences expected to give rise to future GILTI inclusions. The tax effects of FDII are recognized in the period in which the related income is earned.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters."  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenue and expenses are translated using the weighted-average exchange rates throughout the year. Translation adjustments are a component of "Accumulated other comprehensive income (loss)" within "Stockholders’ equity" in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in "Other income, net" in the Consolidated Statements of Operations.

Supplemental Financial Information

The "Accrued liabilities" balance as of March 28, 2026 includes accrued compensation and benefits of $120.8 million. The "Accrued liabilities" balance as of March 29, 2025 includes accrued compensation and benefits of $89.7 million and accrued rebates of $77.9 million.

The "Other current liabilities" balance as of March 28, 2026 includes a liability of $118.5 million for inventory subject to repurchase in connection with a supply agreement and income taxes payable of $64.4 million. The "Other current liabilities" balance as of March 29, 2025 includes a liability of $130.2 million for inventory subject to repurchase in connection with a supply agreement and income taxes payable of $54.7 million.

Details of "Other operating expense" are as follows (in thousands):

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Restructuring-related charges (1)	$36,905	$60,345	$70,365
Merger-related costs (2)	23,475	—	—
Business transformation costs	860	14,933	11,863
Deferred compensation expense	9,266	2,815	9,879
Start-up costs	14,983	467	—
Other, net (3)	2,024	17,600	11,884
Total	$87,513	$96,160	$103,991
(1) Refer to Note 12 for additional information.
(2) Refer to Note 2 for additional information.
(3) Includes acquisition and integration-related costs and certain settlements, gains, losses and other charges.

Interest income of $43.0 million, $47.1 million and $38.3 million for fiscal years 2026, 2025 and 2024, respectively, is included in "Other income, net."

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires enhanced disclosures related to income taxes. The amendments in ASU 2023-09 require a public entity to disclose specified additional information in its income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments also require the Company to disaggregate its taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted this standard for the year ended March 28, 2026 retrospectively for all periods presented in the financial statements. Refer to Note 13 for additional information.

2. PROPOSED MERGERS

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

The Merger Agreement contains certain termination rights for each of Skyworks and Qorvo. Under specified circumstances, each of Qorvo and Skyworks will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, Skyworks will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement.

On February 5, 2026, Qorvo and Skyworks each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Qorvo and Skyworks have each substantially complied with the Second Request it received, unless the waiting period is voluntarily extended by the parties or terminated sooner by the FTC.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The stockholders of both Qorvo and Skyworks approved the Merger Agreement at each company's special meeting of stockholders on February 11, 2026. Consummation of the Mergers is subject to required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The Company currently anticipates the transaction will be completed early in calendar year 2027.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 28, 2025.

Merger-related costs for fiscal 2026 were approximately $23.5 million, primarily related to legal and professional fees.

3. CONCENTRATIONS OF CREDIT RISK

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

The Company provides products to its largest end customer, Apple Inc., through sales to multiple contract manufacturers, which in the aggregate accounted for approximately 50%, 47% and 46% of total revenue in fiscal years 2026, 2025 and 2024, respectively. Samsung Electronics Co., Ltd., accounted for approximately 10%, 10% and 12% of total revenue in fiscal years 2026, 2025 and 2024, respectively. These customers primarily purchase radio frequency ("RF") solutions for a variety of mobile devices from the Company's ACG segment.

The Company's three largest accounts receivable balances comprised approximately 58% and 64% of aggregate gross accounts receivable as of March 28, 2026 and March 29, 2025, respectively.

4. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	March 28, 2026	March 29, 2025
Raw materials	$162,588	$184,695
Work in process	265,250	322,814
Finished goods	125,880	133,483
Total inventories	$553,718	$640,992

5. BUSINESS DIVESTITURES

MEMS-based sensing solutions business

In fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its microelectromechanical system (“MEMS”)-based sensing solutions business and impairment testing was triggered, resulting in impairment charges to goodwill and intangible assets (developed technology) of approximately $47.8 million and $31.7 million, respectively.

In the third quarter of fiscal 2026, the Company sold its MEMS-based sensing solutions business for net cash proceeds of approximately $21.5 million, resulting in a gain of $19.2 million, which is recorded in "Other operating expense" in the Consolidated Statement of Operations.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Silicon carbide power device business

In the second quarter of fiscal 2025, the Company determined that there was a more-likely-than-not expectation of divesting its silicon carbide ("SiC") power device business (the “SiC Disposal Group”) and impairment testing was triggered, resulting in inventory write-downs of $13.7 million (for inventory expected to be disposed of) and impairments of goodwill and intangible assets (primarily developed technology) of $96.5 million and $16.6 million, respectively.

In the fourth quarter of fiscal 2025, the Company sold the SiC Disposal Group, which had a carrying value of $90.6 million, for net cash proceeds of approximately $117.5 million, resulting in a gain of $26.9 million, which is recorded in "Other operating expense" in the fiscal 2025 Consolidated Statement of Operations.

Assembly and test operations in Beijing and Dezhou

In fiscal 2024, the Company entered into a definitive agreement with Luxshare to divest its assembly and test operations in Beijing and Dezhou, China (the "China Disposal Group"). The China Disposal Group met the criteria to be classified as held for sale in accordance with ASC 360, "Property, Plant and Equipment," in the fourth quarter of fiscal 2024. As the carrying value of the China Disposal Group exceeded the fair value less costs to sell, a loss of $35.3 million (which included a goodwill write-off of $22.0 million) was recorded in "Other operating expense" in the fiscal 2024 Consolidated Statement of Operations.

The Company completed the sale of the China Disposal Group in the first quarter of fiscal 2025 for a purchase price of approximately $234.0 million, resulting in an incremental loss of $6.0 million (which included an additional goodwill write-off of $1.0 million) recorded in "Other operating expense" in the fiscal 2025 Consolidated Statement of Operations. The consideration received was for the cash on hand of the disposed business of $29.0 million, the assets and liabilities of the China Disposal Group of $76.0 million and inventory of $129.0 million. The cash received for inventory related to inventory that the Company sold to Luxshare and is obligated to repurchase at a future date subsequent to the performance of assembly and test services by Luxshare pursuant to a supply agreement.

The cash received from the sale of the assets and liabilities of the China Disposal Group of $76.0 million was included in cash flows from investing activities in the fiscal 2025 Consolidated Statement of Cash Flows, net of a $20.0 million deposit received in fiscal 2024 upon execution of the definitive agreement (which was included in investing activities in the fiscal 2024 Consolidated Statement of Cash Flows). The net proceeds from the sale of inventory subject to repurchase by the Company is included in cash flows from financing activities in the Consolidated Statement of Cash Flows.

6. PROPERTY & EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 28, 2026	March 29, 2025
Land	$20,606	$23,039
Building and leasehold improvements	338,857	366,061
Machinery and equipment	2,027,411	2,159,937
Construction in progress	104,687	98,223
Total property and equipment, gross	2,491,561	2,647,260
Less accumulated depreciation	(1,781,169)	(1,845,365)
Total property and equipment, net	$710,392	$801,895

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal 2026 are as follows (in thousands):

	HPA	CSG	ACG	Total
Balance as of March 29, 2025 (1)	$421,464	$252,317	$1,715,960	$2,389,741
Goodwill impairment	—	(36,515)	—	(36,515)
Balance as of March 28, 2026 (1)	$421,464	$215,802	$1,715,960	$2,353,226
(1) The Company’s goodwill balance is presented net of accumulated impairment losses totaling $1,084.1 million and $1,047.6 million as of March 28, 2026 and March 29, 2025, respectively.

The Company operates under three segments with a total of five reporting units as of March 28, 2026.

In the second quarter of fiscal 2026, the Company consolidated its CSG organizational structure and realigned reporting units within CSG in order to align resources, improve efficiency and narrow its focus on a higher margin portfolio. The Company performed a goodwill impairment assessment for CSG's reporting units immediately before and after the realignment and concluded that goodwill was not impaired.

In March 2026, due to slower than expected market adoption for certain technologies, the Company revised its forecasts for a reporting unit within the CSG segment and determined it was more likely than not that the fair value of the reporting unit was below its carrying amount, and impairment testing was triggered. The impairment testing resulted in impairments of goodwill and intangible assets (developed technology) of approximately $36.5 million and $45.9 million, respectively. The estimated fair values of the intangible assets and the reporting unit were determined using the income approach, and the significant inputs related to valuing these assets are classified as Level 3 in the fair value hierarchy.

In fiscal 2025, the Company recorded goodwill and intangible asset impairment charges of approximately $96.5 million and $16.6 million, respectively, as a result of the expected divestiture of its SiC power device business, which constituted a reporting unit within the HPA segment. Additionally, the Company recorded goodwill and intangible asset impairment charges of approximately $47.8 million and $31.7 million, respectively, as a result of the expected divestiture of its MEMS-based sensing solutions business, which constituted a reporting unit within the CSG segment. In fiscal 2024, the Company recorded goodwill impairment charges totaling $221.4 million for a reporting unit within the CSG segment as a result of the Company's interim goodwill impairment assessments. These impairment charges are recorded in "Goodwill and intangible asset impairment" in the Consolidated Statements of Operations.

The following summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	March 28, 2026		March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$330,939	$239,563	$627,038	$427,366
Customer relationships	39,900	29,588	80,800	62,111
Technology licenses	75,475	55,861	74,976	29,876
Trade names	700	496	700	262
IPRD	—	—	9,579	N/A
Total (1)	$447,014	$325,508	$793,093	$519,615
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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Total intangible assets amortization expense was $111.1 million, $133.6 million and $127.9 million in fiscal years 2026, 2025 and 2024, respectively.

The following table provides the Company's estimated amortization expense for intangible assets for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2027	$53,000
2028	33,000
2029	21,000
2030	9,000
2031	6,000

8. LEASES

The Company leases certain of its corporate, manufacturing and other facilities from multiple third-party real estate developers. The Company also leases various machinery and office equipment. These operating leases expire at various dates through 2036, and some of these leases have renewal options, with the longest ranging up to two, ten-year periods.

Operating leases are classified in the Consolidated Balance Sheets as follows (in thousands):

	March 28, 2026	March 29, 2025
Other non-current assets	$52,397	$58,511
Other current liabilities	16,468	16,562
Other long-term liabilities	40,615	45,283

Details of operating leases are as follows (in thousands):

	Fiscal Year
	2026	2025	2024
Operating lease expense	$19,020	$19,172	$21,531
Short-term lease expense	6,508	8,342	7,359
Variable lease expense	5,829	4,243	5,323

Cash paid for amounts included in the measurement of operating lease liabilities	19,869	20,392	22,471

Right-of-use assets obtained in exchange for new operating lease liabilities	11,953	14,363	11,750

The weighted-average remaining lease term and weighted-average discount rate for operating leases are as follows:

	March 28, 2026	March 29, 2025
Weighted-average remaining lease term (years)	4.8	5.1
Weighted-average discount rate	4.24%	4.27%

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The aggregate future lease payments for operating leases as of March 28, 2026 are as follows (in thousands):

Fiscal Year
2027	$18,224
2028	15,677
2029	9,735
2030	5,544
2031	4,306
Thereafter	10,320
Total future lease payments	63,806
Less imputed interest	(6,723)
Present value of lease liabilities	$57,083

9. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	March 28, 2026	March 29, 2025
4.375% senior notes due 2029	$850,000	$850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium and issuance costs, net	(846)	(785)
Total long-term debt	$1,549,154	$1,549,215

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

During fiscal 2026, there were no borrowings under the Revolving Facility.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of March 28, 2026, the Company was in compliance with these covenants.

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

Interest paid on the 2024 Notes during fiscal years 2025 and 2024 was $7.2 million and $8.6 million, respectively.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. Interest paid on the 2029 Notes during each of the fiscal years 2026, 2025 and 2024 was $37.2 million.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Interest is payable on the 2031 Notes on April 1 and October 1 of each year. Interest paid on the 2031 Notes during fiscal years 2026, 2025 and 2024 was $23.6 million, $23.6 million and $11.8 million, respectively.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of March 28, 2026 was $829.4 million and $629.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of March 29, 2025 was $812.8 million and $613.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During fiscal 2026, the Company recognized $76.5 million of interest expense primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by $3.3 million of interest capitalized to property and equipment. During fiscal 2025, the Company recognized $82.2 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $3.9 million of interest capitalized to property and equipment. Interest expense in fiscal years 2026 and 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement. During fiscal 2024, the Company recognized $72.1 million of interest expense primarily related to the 2024 Notes, the 2029 Notes and the 2031 Notes, which was partially offset by $2.9 million of interest capitalized to property and equipment.

10. RETIREMENT BENEFIT PLANS

Defined Contribution Plans

The Company offers tax-beneficial retirement contribution plans to eligible employees in the U.S. and certain other countries. Eligible employees in certain countries outside of the U.S. are eligible to participate in stakeholder, group, or national pension plans with differing eligibility and contributory requirements based on local and national regulations. U.S. employees are eligible to participate in the Company's fully qualified 401(k) plan 30 days after their date of hire. An employee may contribute and invest pretax and/or Roth dollars into the 401(k) plan up to the maximum legal limits (as defined by federal regulations). Employer contributions to the 401(k) plan are made at the discretion of the Company’s Board of Directors.  Employees are immediately vested in their own contributions as well as employer matching contributions.

In total, the Company contributed $23.2 million, $23.5 million and $20.3 million to its domestic and foreign defined contribution plans during fiscal years 2026, 2025 and 2024, respectively.

Defined Benefit Pension Plans

The Company maintains two qualified defined benefit pension plans for its subsidiaries located in Germany. One of the plans is funded through a self-paid reinsurance program with assets valued at $3.8 million as of March 28, 2026 and March 29, 2025 (included in "Other non-current assets" in the Consolidated Balance Sheets). The pension benefit obligations of the Company's plans totaled $9.4 million and $9.2 million as of March 28, 2026 and March 29, 2025, respectively, which is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The benefit obligations for the plans are calculated annually by an independent actuary and require the use of significant judgment including assumptions based on local economic conditions. The net periodic benefit cost was approximately $0.5 million for fiscal years 2026, 2025 and 2024.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Non-Qualified Deferred Compensation Plan

Certain employees and members of the Board of Directors are eligible to participate in the Company's Non-Qualified Deferred Compensation Plan (the "NQDC Plan"). The NQDC Plan provides eligible participants the opportunity to defer and invest a specified percentage of their cash compensation. The NQDC Plan is a non-qualified plan that is maintained in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by each participant is based on their own elections and is adjusted for any investment changes that the participant directs. This plan does not provide for employer contributions. The deferred compensation obligation and the fair value of the investments held in the rabbi trust were $66.4 million and $58.4 million as of March 28, 2026 and March 29, 2025, respectively. The current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $3.9 million and $2.9 million as of March 28, 2026 and March 29, 2025, respectively, and are included in "Other current assets" and "Accrued liabilities" in the Consolidated Balance Sheets. The non-current portion of the deferred compensation obligation and fair value of the assets held in the rabbi trust were $62.5 million and $55.5 million as of March 28, 2026 and March 29, 2025, respectively, and are included in "Other non-current assets" and "Other long-term liabilities" in the Consolidated Balance Sheets. Fluctuations in the market value of the investments held in the rabbi trust result in the recognition of an investment gain or loss and deferred compensation expense or income. The change in the market value of the assets and the corresponding deferred compensation expense are recognized in “Other income, net” and “Other operating expenses,” respectively, in the Consolidated Statements of Operations.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Purchase Obligations

The Company's purchase obligations include noncancelable purchases of materials, manufacturing services and equipment and software, with the majority of payments due within the next 12 months. The majority of noncancelable purchase obligations are not recorded as liabilities in the Consolidated Balance Sheet because the Company has not received the related goods or services as of March 28, 2026.

Legal Matters

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The Company regularly evaluates developments in its legal matters that could affect the amount of the previously accrued liability and records adjustments as appropriate. Although it is not possible to predict with certainty the outcome of the unresolved legal matters, it is the opinion of management that these matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal matters is not material.

12. RESTRUCTURING

2026 Restructuring Initiatives

In the second quarter of fiscal 2026, the Company initiated further actions to reduce operating expenses, streamline its manufacturing footprint and accelerate its focus on long-term profitability objectives (the "2026 Restructuring Initiatives"). As part of these actions, the Company decided to close its North Carolina fabrication facility and transfer surface acoustic wave filter production to its Texas fabrication facility. In the fourth quarter of fiscal 2026, the Company completed the sale of its North Carolina fabrication facility for net proceeds of $36.8 million, resulting in a net gain on sale of $7.9 million, and is operating under a short-term supply agreement with the buyer until the Company completes the transfer of SAW filter production to its Texas facility. In addition, the Company consolidated the CSG organizational structure as it continues to align total Company resources, improve efficiency and narrow its focus on a higher margin portfolio.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table summarizes the charges resulting from the 2026 Restructuring Initiatives (in thousands):

	Fiscal 2026
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$7,400	$4,162	$11,562
Asset impairment costs and gain on sale (1)	—	(6,131)	(6,131)
One-time employee termination benefits	—	37,086	37,086
Total	$7,400	$35,117	$42,517
(1) "Other Operating Expense" includes a gain on sale of the North Carolina fabrication facility.

The Company expects to incur additional charges associated with the 2026 Restructuring Initiatives of approximately $10.0 million to $20.0 million, primarily related to employee termination benefits.

The following table summarizes the liability activity related to the 2026 Restructuring Initiative (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 29, 2025	$—	$—	$—
Costs incurred and charged to expense	37,086	11,562	48,648
Cash payments	(17,230)	(2,069)	(19,299)
Accrued restructuring balance as of March 28, 2026	$19,856	$9,493	$29,349

The Company incurred additional immaterial legal fees and other costs in fiscal 2026 in connection with other miscellaneous restructuring initiatives.

2025 Restructuring Initiatives

In fiscal 2025, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and focus on opportunities that align with its long-term profitability objectives (the "2025 Restructuring Initiatives"). As part of these actions, the Company reduced its workforce related to its mass-market Android business, sold its SiC power device business, cancelled certain multiyear projects to update the Company's core business systems, and began to seek strategic alternatives related to its MEMS-based sensing solutions business. In the third quarter of fiscal 2026, the Company completed the sale of its MEMS-based sensing solutions business, resulting in a gain of $19.2 million, which is included in "Other operating expense" in the Consolidated Statement of Operations.

Refer to Note 5 for additional information regarding the divestitures of the SiC power device business and the MEMS-based sensing solutions business.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table summarizes the charges resulting from the 2025 Restructuring Initiatives (in thousands):

		Fiscal 2026
		Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs		$3,430	$12,743	$16,173
Asset impairment costs and gain on sale of business (1)		514	(17,702)	(17,188)
One-time employee termination benefits		—	5,387	5,387
Total		$3,944	$428	$4,372

	Fiscal 2025
	Cost of Goods Sold	Goodwill and Intangible Asset Impairment	Other Operating Expense	Total
Contract termination and other costs	$11,622	$—	$43,443	$55,065
Asset impairments and gain on sale of business (2)	14,359	192,569	(10,914)	196,014
One-time employee termination benefits	—	—	7,788	7,788
Total	$25,981	$192,569	$40,317	$258,867
(1) "Other Operating Expense" in fiscal 2026 includes a gain on sale of the MEMS-based sensing solutions business.
(2) "Other Operating Expense" in fiscal 2025 includes a gain on sale of the SiC power device business.

As of March 28, 2026, the Company has recorded cumulative expenses of approximately $71.2 million for contract termination and other costs, $178.8 million for asset impairment costs and gain on sales of businesses, and $13.2 million for one-time employee termination benefits as a result of the 2025 Restructuring Initiatives. The Company does not expect to incur additional material charges related to the 2025 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2025 Restructuring Initiatives (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 30, 2024	$—	$—	$—
Costs incurred and charged to expense	7,788	43,443	51,231
Cash payments	(7,311)	(12,955)	(20,266)
Accrued restructuring balance as of March 29, 2025	$477	$30,488	$30,965
Costs incurred and charged to expense	5,387	12,743	18,130
Cash payments	(5,795)	(16,367)	(22,162)
Accrued restructuring balance as of March 28, 2026	$69	$26,864	$26,933

2024 Restructuring Initiative

During fiscal years 2025 and 2024, the Company incurred $18.3 million and $53.0 million, respectively, in restructuring-related charges in connection with an initiative that began in fiscal 2024 to divest its assembly and test operations in China (the "2024 Restructuring Initiative"). The sale of these operations was completed in the first quarter of fiscal 2025 (refer to Note 5 for additional information).

The Company incurred immaterial costs in fiscal 2026 as a result of the 2024 Restructuring Initiative.

2023 Restructuring Initiatives

During fiscal 2024, the Company incurred $37.4 million in restructuring-related charges in connection with initiatives that began in fiscal 2023 to improve efficiencies in its operations and further align the organization with its strategic objectives, which primarily included seeking strategic alternatives related to its biotechnology business

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(the "2023 Restructuring Initiatives"). The Company completed the sale of its biotechnology business in the third quarter of fiscal 2024.

The Company incurred immaterial costs in fiscal 2026 and fiscal 2025 as a result of the 2023 Restructuring Initiatives.

13. INCOME TAXES

Income before income taxes consists of the following components (in thousands):

	Fiscal Year
	2026	2025	2024
United States	$(102,415)	$(405,546)	$(281,790)
Foreign	500,688	471,445	355,350
Total	$398,273	$65,899	$73,560

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2026	2025	2024
Current tax expense (benefit):
Federal	$4,125	$19,482	$36,155
State	1,023	92	232
Foreign	93,520	75,447	88,090
	98,668	95,021	124,477
Deferred tax expense (benefit):
Federal	(22,757)	(91,101)	6,532
State	(2,499)	49	(1,090)
Foreign	(14,128)	6,315	13,963
	(39,384)	(84,737)	19,405
Total	$59,284	$10,284	$143,882

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate, pursuant to the disclosure requirements of ASU 2023-09, is as follows (dollars in thousands):

	Fiscal 2026		Fiscal 2025		Fiscal 2024
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. Federal Statutory Tax Rate	$83,637	21.0%	$13,839	21.0%	$15,448	21.0%
State and Local Taxes, Net of Federal Tax Effect (1)	(1,086)	(0.3)%	(400)	(0.6)%	(1,213)	(1.6)%
Foreign Tax Effects
Singapore
Statutory tax rate difference	(22,235)	(5.6)%	(19,448)	(29.5)%	(20,051)	(27.3)%
Tax holiday and other rate differences	(57,069)	(14.3)%	(48,891)	(74.2)%	(45,580)	(62.0)%
Restructuring-related impact	(19,824)	(5.0)%	—	—%	—	—%
Global minimum taxes	39,002	9.8%	—	—%	—	—%
Other	1,165	0.3%	954	1.4%	1,234	1.7%
Ireland
Statutory tax rate difference	6,569	1.6%	3,828	5.8%	16,596	22.6%
Changes in valuation allowance	(4,948)	(1.2)%	2,784	4.2%	5,251	7.1%
Restructuring-related impact	16,404	4.1%	—	—%	—	—%
Goodwill impairment	—	—%	—	—%	18,237	24.8%
Other	(417)	(0.1)%	(150)	(0.2)%	(23)	—%
France
Statutory tax rate difference	(1,291)	(0.3)%	(688)	(1.0)%	(1,437)	(2.0)%
Changes in valuation allowance	8,037	2.0%	5,762	8.7%	5,724	7.8%
Goodwill impairment	—	—%	—	—%	4,784	6.5%
Other	58	—%	(688)	(1.0)%	(909)	(1.2)%
China
Statutory tax rate difference	47	—%	177	0.3%	2,346	3.2%
Restructuring-related impact	—	—%	(664)	(1.0)%	45,096	61.3%
Other	556	0.1%	(928)	(1.4)%	5,111	6.9%
Other Foreign Jurisdictions
Statutory tax rate difference	8,233	2.1%	3,632	5.5%	4,025	5.5%
Other	139	—%	1,145	1.7%	(125)	(0.2)%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	71,418	17.9%	70,132	106.4%	110,572	150.3%
Subpart F income	12,731	3.2%	9,599	14.6%	19,121	26.0%
Foreign-derived intangible income	(4,486)	(1.1)%	(4,848)	(7.4)%	—	—%
Restructuring-related impact	(6,461)	(1.6)%	5,034	7.6%	—	—%
Other	(340)	(0.1)%	(672)	(1.0)%	574	0.8%
Tax Credits
Research & development credits	(30,354)	(7.6)%	(25,305)	(38.4)%	(22,392)	(30.4)%
Foreign tax credit	(77,588)	(19.5)%	(32,142)	(48.8)%	(46,940)	(63.8)%
Restructuring-related impact	5,409	1.4%	(5,944)	(9.0)%	(7,624)	(10.4)%
Changes in Federal Valuation Allowance	(41)	—%	27,938	42.4%	24	—%
Nontaxable or Nondeductible Items
Disallowed stock-based and officers' compensation	14,634	3.7%	11,793	17.9%	10,148	13.8%
Restructuring-related impact	—	—%	(2,093)	(3.2)%	5,388	7.3%
Goodwill impairment	3,987	1.0%	—	—%	5,489	7.5%
Other	3,685	0.9%	1,434	2.2%	6,574	8.9%
Changes in Unrecognized Tax Benefits	9,603	2.4%	(5,016)	(7.6)%	8,451	11.5%
Other Adjustments	110	0.1%	110	0.2%	(17)	—%
Effective Tax Rate	$59,284	14.9%	$10,284	15.6%	$143,882	195.6%
(1) Primarily consisting of taxes attributable to California and Texas.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA permanently extends several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, and also repeals, modifies and introduces various other tax measures with varying effective dates. The OBBBA did not have a material impact on the Consolidated Financial Statements for the fiscal year ended March 28, 2026.
The following table presents cash paid for income taxes, net of refunds received, by jurisdiction, pursuant to the disclosure requirements of ASU 2023-09 (in thousands):

	Fiscal Year
	2026	2025	2024
Federal	$13,659	$8,065	$16,123
State and local	1,089	444	841
Foreign
China	15,344	31,588	42,955
Singapore	22,505	24,891	33,414
Germany	3,295	22,268	11,333
Other	40	1,956	(14)
Total	$55,932	$89,212	$104,652

The timing of cash tax payments and refunds is determined by jurisdiction-specific statutory requirements, which may not correspond to the period in which the related income tax expense is recognized.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	March 28, 2026	March 29, 2025
Deferred income tax assets:
Capitalized research and development expenses	$103,142	$96,198
Research and other tax credits	43,312	42,066
Employee benefits	37,412	34,335
Capital loss carryforwards	29,221	29,334
Net operating loss carryforwards	25,437	25,045
Inventories	17,593	17,485
Lease liabilities	12,871	13,713
Other	21,050	14,012
Total deferred income tax assets	290,038	272,188
Valuation allowance	(90,855)	(85,722)
Total deferred income tax assets, net of valuation allowance	$199,183	$186,466

Deferred income tax liabilities:
Property and equipment	$(28,703)	$(34,912)
Intangible assets	(17,897)	(34,289)
Right-of-use assets	(11,819)	(12,985)
Accrued tax on unremitted foreign earnings	(8,906)	(8,701)
Other	(2,356)	(4,948)
Total deferred income tax liabilities	(69,681)	(95,835)
Net deferred income tax asset	$129,502	$90,631

Amounts included in the Consolidated Balance Sheets:
Other non-current assets	$130,794	$101,439
Other long-term liabilities	(1,292)	(10,808)
Net deferred income tax asset	$129,502	$90,631

The Company has recorded a valuation allowance against certain U.S. and foreign deferred tax assets as of March 28, 2026 and March 29, 2025. These valuation allowances were established based upon management's opinion that it is more likely than not (a likelihood of more than 50 percent) that the benefit of these deferred tax assets will not be realized.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The components of the change in valuation allowances and ending balances are as follows (in thousands):

	Fiscal Year
	2026	2025	2024
Beginning valuation allowance	$85,722	$43,636	$35,896
Charged (credited) to income tax provision:
Domestic tax attributes and deferred tax assets	746	33,344	(3,367)
Foreign tax attributes and deferred tax assets	3,311	8,802	10,904
Translation and other charges (1)	1,076	(60)	203
Ending valuation allowance	$90,855	$85,722	$43,636

Components of ending valuation allowance:
Domestic deferred tax assets	$66,516	$65,769	$32,406
Foreign deferred tax assets	24,339	19,953	11,230
Valuation allowance	$90,855	$85,722	$43,636
(1) Other charges primarily relate to purchase accounting adjustments.

As of March 28, 2026, the Company had federal tax loss carryforwards of approximately $20.4 million, some of which expire in fiscal years 2029 to 2038, and state tax loss carryforwards of approximately $91.9 million, some of which expire in fiscal years 2027 to 2044, the remainder of which will carry forward indefinitely. Federal research tax credits of $87.7 million expire in fiscal years 2044 to 2046, and a portion of the Company's state research tax credits of $72.0 million expire in fiscal years 2027 to 2043, while the remainder carry forward indefinitely. The Company had foreign tax loss carryforwards of $97.0 million as of March 28, 2026, the majority of which will carry forward indefinitely. Each tax loss carryforward and tax credit expires only if unused prior to its respective expiration date. The utilization of acquired domestic tax assets is subject to certain annual limitations as required under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state income tax provisions.

The Company currently operates in numerous international jurisdictions, which expose the Company to taxation in various regions. The Company is not permanently reinvested on earnings of its foreign subsidiaries which have been subject to U.S. federal taxation and has recognized a corresponding deferred tax liability for the estimated tax that would be incurred upon repatriation.

The Company has foreign subsidiaries with tax holiday agreements in Costa Rica and Singapore, which provide for reduced income tax rates expiring in December 2027 and December 2031, respectively. These incentives are contingent upon the Company satisfying specified employment and investment requirements. Upon the divestiture of operations in Costa Rica, the Company began the process to deregister from the Costa Rica tax holiday agreement. As a result of the Company’s active tax holiday agreements, income tax expense decreased relative to the statutory rate by $64.0 million (an impact of approximately $0.69 per basic share and $0.68 per diluted share) in fiscal 2026 and $54.0 million (an impact of approximately $0.57 per basic and diluted share) in fiscal 2025. The overall benefit derived from the Company’s Singapore tax holiday was adversely impacted in fiscal 2026 due to Singapore’s implementation of a minimum tax of 15% on income, which resulted in the Company recording $39.0 million of incremental income tax expense. Certain countries in which the Company operates, including Singapore, have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (the "OECD") Base Erosion and Profit Shifting recommendations and action plan, including establishment of a minimum tax of 15% on global income (commonly referred to as the OECD's global minimum tax regime or "Pillar Two"). On January 5, 2026, the OECD released additional Pillar Two guidance introducing a new “side-by-side” system, which, upon adoption by local legislatures, will exclude U.S. headquartered companies from some aspects of minimum taxation.

The Company’s gross unrecognized tax benefits totaled $154.6 million, $145.7 million and $158.9 million as of March 28, 2026, March 29, 2025 and March 30, 2024, respectively. Of these amounts, $148.8 million, $139.6 million and $152.6 million as of March 28, 2026, March 29, 2025 and March 30, 2024, respectively, represent the

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

The Company’s gross unrecognized tax benefits increased from $145.7 million as of March 29, 2025 to $154.6 million as of March 28, 2026, primarily due to current year tax positions, partially offset by the expiration of statute of limitations on prior-year positions.

A summary of the changes in the amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2026	2025	2024
Beginning balance	$145,717	$158,899	$152,331
Additions based on positions related to current year	11,832	16,696	5,298
Additions for tax positions in prior years	578	1,593	2,280
Reductions for tax positions in prior years	(1,297)	(536)	(2,416)
Expiration of statute of limitations	(2,197)	(24,983)	(436)
Other (reductions) additions (1)	—	(5,952)	1,842
Ending balance	$154,633	$145,717	$158,899
(1) Relates to divestitures and purchase accounting related adjustments.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2026, 2025 and 2024, the Company recognized $0.8 million, $2.2 million and $3.5 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $8.3 million, $7.5 million and $5.3 million as of March 28, 2026, March 29, 2025 and March 30, 2024, respectively.

The unrecognized tax benefits of $154.6 million and accrued interest and penalties of $8.3 million as of March 28, 2026 are recorded in the Consolidated Balance Sheet as a $44.4 million other long-term liability, with the balance reducing the carrying value of the gross deferred tax assets.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company’s fiscal 2021 U.S. federal and state tax returns and subsequent tax years remain open for examination, as well as attributes brought forward into those years. As of March 28, 2026, the Company’s U.S. federal income tax return for fiscal 2023 is under examination. While the ultimate resolution of this examination is uncertain, the Company believes that its tax positions are reasonably supported and that adequate reserves, if any, have been recorded in accordance with ASC 740. The Company is also subject to examination by various international tax authorities, with tax years subject to examination varying by jurisdiction.

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year
	2026	2025	2024
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$338,989	$55,615	$(70,322)
Denominator:
Denominator for basic net income (loss) per share — weighted-average shares	92,592	94,586	97,557
Effect of dilutive securities:
Stock-based awards	955	864	—
Denominator for diluted net income (loss) per share — adjusted weighted-average shares and assumed conversions	93,547	95,450	97,557
Basic net income (loss) per share	$3.66	$0.59	$(0.72)
Diluted net income (loss) per share	$3.62	$0.58	$(0.72)

In the computation of diluted net income per share for fiscal years 2026 and 2025, approximately 1.1 million and 1.0 million shares, respectively, of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of net loss per share for fiscal 2024, approximately 1.5 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

15. STOCK-BASED COMPENSATION

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $136.1 million, $136.3 million and $120.8 million for fiscal years 2026, 2025 and 2024, respectively. The net tax benefit realized for the tax deduction from stock-based compensation was $14.7 million, $17.3 million and $16.2 million for fiscal years 2026, 2025 and 2024, respectively.

Equity Incentive Award Plan

Amended and Restated 2022 Stock Incentive Plan – Qorvo, Inc.
The Company currently grants equity-based awards to eligible employees, directors and independent contractors under the Qorvo, Inc. Amended and Restated 2022 Stock Incentive Plan (the "2022 Plan"), which was amended and restated upon approval by stockholders at the Annual Meeting of Stockholders held on August 13, 2025 to increase the number of shares that may be issued in connection with awards granted thereunder by approximately 3.2 million shares (subject to adjustment for anti-dilution purposes). Under the 2022 Plan, the Company is permitted to grant awards, such as restricted stock units ("RSUs"), restricted stock awards, performance shares, performance units, stock options, stock appreciation rights and phantom stock awards, to eligible participants. The maximum number of shares issuable under the 2022 Plan may not exceed approximately 7.7 million shares (subject to adjustment for anti-dilution purposes). As of March 28, 2026, approximately 3.8 million shares were available for issuance under the 2022 Plan.

Restricted Stock Units

The RSUs granted by the Company in fiscal years 2026, 2025 and 2024 are either service-based or performance-based. Service-based RSUs generally vest over a four-year period from the grant date. Performance-based awards are comprised of corporate objective-based awards and gross margin-based awards. Corporate objective-based awards are earned based on Company achievement of specific performance targets and, if earned, generally vest one-half when earned and the remaining balance vests in equal installments over each of the following two years. Gross margin-based awards are earned based on Company achievement of gross margin targets and, if earned,

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
generally vest when earned. RSUs granted to non-employee directors generally vest over a one-year period from the grant date. In fiscal 2026, each non-employee director was eligible to receive an annual grant of RSUs.

The RSUs granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause and subject to the officer executing certain agreements in favor of the Company, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company and, as a result, these awards are expensed at grant date. In fiscal 2026, stock-based compensation of $34.9 million was recognized upon the grant of 0.1 million service-based RSUs and 0.3 million performance-based RSUs to certain officers of the Company.

The fair value per unit of each RSU is determined on the grant date, and the compensation expense is based on awards ultimately expected to vest. The Company has elected to estimate forfeitures at the time of grant and if actual forfeitures differ from those estimates, the Company revises the estimates in subsequent periods. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 2.4% for RSUs.

A summary of activity with respect to RSUs under the Company’s director and employee stock plans is as follows:

	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested balance as of March 29, 2025	2,820	$102.45
Granted	1,601	87.26
Vested	(1,157)	106.83
Forfeited	(293)	96.94
Unvested balance as of March 28, 2026	2,971	94.07

As of March 28, 2026, total remaining unearned compensation cost related to unvested RSUs was $167.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

The total intrinsic value of RSUs that vested during fiscal years 2026, 2025 and 2024 was $96.4 million, $96.3 million and $85.8 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date. The Company settles RSUs with newly issued shares of the Company's common stock. For the majority of RSUs, shares are issued on the vesting date net of the amount of shares needed to satisfy statutory tax withholding obligations to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs unvested.

Amended and Restated Employee Stock Purchase Plan

The Qorvo, Inc. Amended and Restated 2007 Employee Stock Purchase Plan (the "ESPP"), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, was assumed by the Company in connection with the Business Combination and was amended and restated upon approval by stockholders at the Annual Meeting of Stockholders held on August 13, 2025 to increase the number of shares that may be made available for sale thereunder by 4.0 million shares (subject to adjustment for anti-dilution purposes). All employees who meet the eligibility requirements of the plan may participate in the ESPP, which provides employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. The maximum number of shares issuable under the ESPP is approximately 10.2 million shares (subject to adjustment for anti-dilution purposes). As of March 28, 2026, 5.0 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.7 million shares under the ESPP in fiscal 2026 and 0.5 million shares in both fiscal years 2025 and 2024.

Cash received from participation in the ESPP (excluding accrued unremitted employee funds) was approximately $36.9 million for fiscal 2026 and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The Company settles ESPP purchases with newly issued shares of the Company's common stock. The

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
fair value of each award is estimated on the date of grant using a Black-Scholes pricing model based on the historical volatility, dividend yield, term and risk-free interest rate.

16. STOCKHOLDERS' EQUITY

Stock Repurchase

On November 2, 2022, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. Following the execution of the Merger Agreement in the third quarter of fiscal 2026, the Company suspended its share repurchase activity; however, in the fourth quarter of fiscal 2026, the Company resumed share repurchases in accordance with the terms of the Merger Agreement.

During fiscal years 2026, 2025 and 2024, the Company repurchased approximately 6.6 million shares, 4.0 million shares and 4.0 million shares of its common stock, respectively, for approximately $536.7 million, $358.8 million and $403.0 million, respectively (including transaction costs and excise tax, as applicable) under the share repurchase program. As of March 28, 2026, approximately $416.2 million remains authorized for repurchases under the share repurchase program.

Common Stock Reserved For Future Issuance

As of March 28, 2026, the Company had reserved a total of approximately 11.8 million of its authorized 405.0 million shares of common stock for possible future issuance as follows (in thousands):

Company stock incentive plan	3,789
Employee stock purchase plan	5,005
Unvested restricted stock units	2,971
Total shares reserved	11,765

17. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized into three operating and reportable segments that align technologies and applications with customers and end markets: HPA, CSG and ACG.

HPA is a leading global supplier of RF, analog mixed signal and power management solutions. HPA leverages a diverse portfolio of differentiated process technologies and products to serve customers in consumer, defense and aerospace, infrastructure, and industrial and enterprise markets.

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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table presents details of the Company’s operating and reportable segments and a reconciliation of segment operating income (loss) to consolidated income before income taxes (in thousands):

		Fiscal Year
	2026	2025	2024
Revenue:
HPA	$705,657	$637,261	$572,953
CSG	421,654	472,521	434,537
ACG	2,551,206	2,609,189	2,762,016
Total revenue	$3,678,517	$3,718,971	$3,769,506

Segment expenses:
HPA
Cost of goods sold	$272,528	$288,847	$279,516
Research and development	150,955	151,139	130,000
Marketing and selling	65,581	63,006	52,565
General and administrative	27,237	25,374	28,371
Segment operating income	189,356	108,895	82,501

CSG
Cost of goods sold	243,521	293,664	291,350
Research and development	127,491	135,580	133,252
Marketing and selling	69,722	76,583	74,455
General and administrative	23,173	22,536	24,129
Segment operating loss	(42,253)	(55,842)	(88,649)

ACG
Cost of goods sold	1,363,621	1,456,799	1,523,025
Research and development	390,596	406,776	373,473
Marketing and selling	55,532	61,654	56,687
General and administrative	74,105	81,513	80,925
Segment operating income	667,352	602,447	727,906

Total segment operating income	$814,455	$655,500	$721,758

Unallocated amounts:
Stock-based compensation expense	(136,070)	(136,346)	(120,834)
Amortization of acquired intangible assets	(84,953)	(110,081)	(121,809)
Restructuring-related charges (1)	(50,739)	(88,182)	(92,764)
Merger-related costs (2)	(23,475)	—	—
Goodwill and intangible asset impairment (3)	(82,369)	(192,569)	(221,414)
Net adjustments related to a terminated capacity reservation agreement	2,010	5,444	(38,419)
Other (4)	(27,435)	(38,239)	(34,817)
Consolidated operating income	411,424	95,527	91,701

Interest expense	(73,134)	(78,328)	(69,245)
Other income, net	59,983	48,700	51,104
Income before income taxes	$398,273	$65,899	$73,560
(1) Refer to Note 12 for additional information.
(2) Refer to Note 2 for additional information.
(3) Refer to Note 7 for additional information.
(4) Includes acquisition and integration-related costs; certain settlements, gains, losses and other charges; costs associated with upgrading certain of the Company's core business systems; and start-up costs.

The unallocated amounts in the table above are not allocated to the Company's operating segments because they are not included in the segment operating performance measures evaluated by the Company’s CODM. Except as

Qorvo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
discussed above regarding the unallocated amounts, the Company's accounting policies for segment reporting are the same as for the Company as a whole.

The consolidated financial statements include revenue to customers by geographic region (based on the location of the customers' headquarters) that are summarized as follows (in thousands):

	Fiscal Year
	2026	2025	2024
Revenue:
United States	$2,315,762	$2,227,177	$2,175,937
China	474,870	620,423	726,810
Other Asia	431,862	444,352	517,683
Taiwan	357,739	341,161	260,839
Europe	98,284	85,858	88,237
Total revenue	$3,678,517	$3,718,971	$3,769,506

The consolidated financial statements include the following long-lived tangible asset amounts related to operations of the Company by geographic region (in thousands):

	March 28, 2026	March 29, 2025
Long-lived tangible assets:
United States	$650,340	$725,620
Other countries	60,052	76,275

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qorvo, Inc. and subsidiaries (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 8, 2026 expressed an unqualified opinion thereon.

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

Inventory - Valuation

Description of the Matter	The Company’s inventory, net totaled $553.7 million as of March 28, 2026, representing approximately 9.5% of total assets. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of inventories on a material or product family basis each reporting period. Obsolete inventory or inventory in excess of management’s demand forecasts is written down to its estimated net realizable value if less than cost by recording an inventory reserve at each reporting period.

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
May 8, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Qorvo, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Qorvo, Inc. and subsidiaries’ internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Qorvo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes and our report dated May 8, 2026 expressed an unqualified opinion thereon.

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
May 8, 2026

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

Management assessed the effectiveness of our internal control over financial reporting as of March 28, 2026. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of March 28, 2026, based on the criteria in the Internal Control-Integrated Framework (2013) issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as of March 28, 2026, which is included in this Annual Report on Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting

There were no changes in our Company's internal control over financial reporting during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors or Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal 2026. None of our directors or Section 16 officers adopted or terminated a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K during the fourth quarter of fiscal 2026.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Robert A Bruggeworth President and Chief Executive Officer	Adoption	2/25/2026	4/2/2027	129,094
Philip J. Chesley Senior Vice President and President of High Performance Analog	Adoption	2/12/2026	2/12/2027	25,059
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions "Committees and Meetings," "Corporate Governance," "Executive Officers," "Procedures for Director Nominations," "Securities Trading Policy and Prohibition on Hedging and Pledging," and "Proposal 1 - Election of Directors," and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Compensation of Executive Officers," "Compensation of Directors," "CEO Pay Ratio Disclosure," "Pay Versus Performance," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions "Proposal 3 - Ratification of Appointment of Qorvo's Independent Registered Public Accounting Firm" and "Corporate Governance," and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements

i.    Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025.

ii.    Consolidated Statements of Operations for fiscal years 2026, 2025 and 2024.

iii.    Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2026, 2025 and 2024.

iv.    Consolidated Statements of Stockholders' Equity for fiscal years 2026, 2025 and 2024.

v.    Consolidated Statements of Cash Flows for fiscal years 2026, 2025 and 2024.

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
10.1
Qorvo, Inc. Amended and Restated 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the SEC on August 13, 2025 (File No. 333-289584))**

10.2
Qorvo, Inc. 2013 Incentive Plan (As Assumed and Amended by Qorvo, Inc.) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))**

10.3
Qorvo, Inc. 2012 Incentive Plan (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201357))**

10.4
Qorvo, Inc. 2012 Stock Incentive Plan (As Assumed by Qorvo, Inc. and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))**

10.5
Qorvo, Inc. 2006 Directors Stock Option Plan (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))**

10.6
Nonemployee Directors’ Stock Option Plan of Qorvo, Inc. (As Assumed by Qorvo, Inc. and Amended Effective January 1, 2015) (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 5, 2015 (File No. 333-201358))**

10.7	Qorvo, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015)**
10.8	Qorvo, Inc. Form of Amended and Restated Change In Control Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2025)**

10.9
Qorvo, Inc. Nonqualified Deferred Compensation Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)**

10.10
Qorvo, Inc. Cash Bonus Plan (As Assumed and Amended and Restated Effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2015)**

10.11
Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (As Assumed by Qorvo, Inc.) (incorporated by reference to Exhibit 10.1 to RFMD’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 000-22511))**

10.12
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)**

10.13
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)**

10.14
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)**

10.15
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)**

10.16
Qorvo, Inc. Amended and Restated Severance Benefits Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 29, 2025)**

10.17
Form of Stock Option Agreement (Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)**

10.18
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)**

10.19
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)**

10.20
Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)**

10.21
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSU) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2016)**

10.22
Form of Restricted Stock Unit Award Agreement (Director Annual/Supplemental RSUs) (deferral election) pursuant to the Qorvo, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)**

10.23
Qorvo, Inc. Cash Bonus Plan (As Amended and Restated Through June 9, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2016)**

10.24
Qorvo, Inc. Short-Term Incentive Plan (As Amended and Restated Through February 14, 2024) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2024)**

10.25
2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on May 21, 2018)**

10.26
Second 2018 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2019)**

10.27
2019 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of October 30, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2020)**

10.28
2020 Declaration of Amendment to Qorvo, Inc. Nonqualified Deferred Compensation Plan, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2021)**

10.29
Qorvo, Inc. Amended and Restated 2022 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on August 13, 2025 (File No. 333-289584))**

10.30
Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)**

10.31
Form of Restricted Stock Unit Agreement (Director Annual/Supplemental RSUs) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)**

10.32
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022)**

10.33
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers - Multi-Year Performance Objectives) pursuant to the Qorvo, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024)**

10.34
Credit Agreement, dated as of April 23, 2024, by and among Qorvo, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and co-syndication agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024)

10.35	Qorvo, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2025)**
10.36
Voting and Support Agreement, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and certain affiliates of Starboard Value (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2025)

10.37
Retention Bonus Agreement by and between Grant A. Brown and Qorvo, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed the with SEC on January 28, 2026)**

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

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended March 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for the year ended March 28, 2026, formatted in iXBRL
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

Qorvo, Inc.

Date:	May 8, 2026	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2026.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Grant A. Brown	Name:	Grant A. Brown
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gina B. Harrison	Name:	Gina B. Harrison
	Title:	Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Dr. Walden C. Rhines	Name:	Dr. Walden C. Rhines
	Title:	Chair of the Board of Directors

/s/ Judy Bruner	Name:	Judy Bruner
	Title:	Director

/s/ Richard L. Clemmer	Name:	Richard L. Clemmer
	Title:	Director

/s/ Peter A. Feld	Name:	Peter A. Feld
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ Christopher R. Koopmans	Name:	Christopher R. Koopmans
	Title:	Director

/s/ Alan S. Lowe	Name:	Alan S. Lowe
	Title:	Director

/s/ Roderick D. Nelson	Name:	Roderick D. Nelson
	Title:	Director

/s/ Susan L. Spradley	Name:	Susan L. Spradley
	Title:	Director