Form 10-Q
period 2026-06-27
Qorvo, Inc.
filed 2026-07-28
CIK 1604778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026
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

As of July 21, 2026, there were 88,221,633 shares of the registrant’s common stock outstanding.

QORVO, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 27, 2026	March 28, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,328,943	$1,219,015
Accounts receivable, net of allowance of $250 and $301 as of June 27, 2026 and March 28, 2026, respectively	379,545	382,509
Inventories	592,492	553,718
Prepaid expenses	38,857	36,724
Other receivables	16,384	16,172
Other current assets	80,501	98,176
Total current assets	2,436,722	2,306,314
Property and equipment, net of accumulated depreciation of $1,799,737 and $1,781,169 as of June 27, 2026 and March 28, 2026, respectively	680,308	710,392
Goodwill	2,353,226	2,353,226
Intangible assets, net	106,286	121,506
Long-term investments	14,759	16,295
Other non-current assets	348,155	317,857
Total assets	$5,939,456	$5,825,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,233	$242,870
Accrued liabilities	213,593	248,160
Other current liabilities	220,861	221,727
Total current liabilities	687,687	712,757
Long-term debt	1,549,138	1,549,154
Other long-term liabilities	230,706	219,380
Total liabilities	2,467,531	2,481,291
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.0001 par value; 405,000 shares authorized; 88,218 and 87,741 shares issued and outstanding at June 27, 2026 and March 28, 2026, respectively	3,344,678	3,301,450
Accumulated other comprehensive income	2,657	4,061
Retained earnings	124,590	38,788
Total stockholders’ equity	3,471,925	3,344,299
Total liabilities and stockholders’ equity	$5,939,456	$5,825,590
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Revenue	$784,795	$818,778
Cost of goods sold	383,827	486,976
Gross profit	400,968	331,802

Operating expenses:
Research and development	172,427	179,244
Marketing and selling	48,792	56,891
General and administrative	41,337	50,998
Other operating expense	41,642	14,583
Total operating expenses	304,198	301,716
Operating income	96,770	30,086

Interest expense	(15,852)	(18,787)
Other income, net	19,608	20,386
Income before income taxes	100,526	31,685

Income tax expense	(14,724)	(6,091)
Net income	$85,802	$25,594

Net income per share:
Basic	$0.97	$0.28
Diluted	$0.96	$0.27

Weighted-average shares of common stock outstanding:
Basic	88,035	92,915
Diluted	89,360	93,770
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net income	$85,802	$25,594
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term investment nature	(1,386)	11,375
Reclassification adjustments, net of tax:
Amortization of pension actuarial gain	(18)	(7)
Other comprehensive (loss) income	(1,404)	11,368
Total comprehensive income	$84,398	$36,962

See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)

Three Months Ended	Shares	Amount			Total
Balance, March 28, 2026	87,741	$3,301,450	$4,061	$38,788	$3,344,299
Net income	—	—	—	85,802	85,802
Other comprehensive loss	—	—	(1,404)	—	(1,404)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	208	(10,272)	—	—	(10,272)
Issuance of common stock in connection with employee stock purchase plan	269	19,750	—	—	19,750
Stock-based compensation	—	33,750	—	—	33,750
Balance, June 27, 2026	88,218	$3,344,678	$2,657	$124,590	$3,471,925

Balance, March 29, 2025	92,920	$3,431,308	$(5,013)	$(33,983)	$3,392,312
Net income	—	—	—	25,594	25,594
Other comprehensive income	—	—	11,368	—	11,368
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	180	(7,291)	—	—	(7,291)
Issuance of common stock in connection with employee stock purchase plan	400	21,299	—	—	21,299
Repurchase of common stock, including transaction costs and excise tax	(702)	(50,018)	—	—	(50,018)
Stock-based compensation	—	43,805	—	—	43,805
Balance, June 28, 2025	92,798	$3,439,103	$6,355	$(8,389)	$3,437,069
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$85,802	$25,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,912	39,466
Amortization of intangible assets	15,225	27,994
Deferred income taxes	(8,758)	(3,756)
Stock-based compensation expense	34,411	42,475
Other, net	2,666	(1,804)
Changes in operating assets and liabilities:
Accounts receivable, net	2,941	58,205
Inventories	(39,000)	4,725
Prepaid expenses and other assets	15,538	2,389
Accounts payable and accrued liabilities	(13,007)	(2,881)
Income taxes payable and receivable	4,672	(14,193)
Other liabilities	4,091	4,731
Net cash provided by operating activities	139,493	182,945
Cash flows from investing activities:
Purchase of property and equipment	(24,144)	(37,543)
Other investing activities	1,298	4,212
Net cash used in investing activities	(22,846)	(33,331)
Cash flows from financing activities:
Repurchase of common stock, including transaction costs	—	(49,906)
Proceeds from the issuance of common stock	8,731	9,833
Tax withholding paid on behalf of employees for restricted stock units	(10,272)	(7,290)
Net (payments) proceeds from purchase and sale of inventories subject to repurchase	(139)	45,599
Other financing activities	(4,787)	(5,171)
Net cash used in financing activities	(6,467)	(6,935)
Effect of exchange rate changes on cash and cash equivalents	(252)	1,623
Net increase in cash and cash equivalents	109,928	144,302
Cash and cash equivalents at the beginning of the period	1,219,015	1,021,176
Cash and cash equivalents at the end of the period	$1,328,943	$1,165,478

Supplemental disclosure of cash flow information:
Capital expenditures included in liabilities	$18,172	$54,666
See accompanying Notes to Condensed Consolidated Financial Statements.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUPPLEMENTAL DISCLOSURES

The accompanying Condensed Consolidated Financial Statements of Qorvo, Inc. and Subsidiaries (together, the "Company" or "Qorvo") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in Qorvo’s Annual Report on Form 10-K for the fiscal year ended March 28, 2026.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the fiscal 2027 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Approximately every five to six years, the Company reports a 53-week fiscal year to align with the foregoing policy. Fiscal 2027 is a 53-week year and fiscal 2026 was a 52-week year; however, the first quarters of both fiscal years 2027 and 2026 included 13 weeks.

Supplemental Disclosures

Details of "Other operating expense" are as follows (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Merger-related costs (1)	$14,885	$465
Restructuring-related charges (2)	11,674	4,154
Deferred compensation expense	9,897	5,534
Start-up costs	3,734	3,674
Other, net	1,452	756
Total	$41,642	$14,583
(1) Refer to Note 2 for additional information.
(2) Refer to Note 9 for additional information.

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

On February 5, 2026, Qorvo and Skyworks each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the transaction. The Second Request was issued under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Qorvo and Skyworks have each substantially complied with the Second Request it received, unless the waiting period is voluntarily extended by the parties or terminated sooner by the FTC.

The stockholders of both Qorvo and Skyworks approved the Merger Agreement at each company's special meeting of stockholders on February 11, 2026.

On May 20, 2026, Skyworks commenced offers to exchange (the “Exchange Offers”) any and all outstanding 4.375% Senior Notes due 2029 issued by the Company (the “2029 Notes”) for up to $850.0 million aggregate principal amount of new 4.375% Senior Notes due 2029 issued by Skyworks and any and all outstanding 3.375% Senior Notes due 2031 issued by the Company (the “2031 Notes” and, together with the 2029 Notes, the “Notes”) for up to $700.0 million aggregate principal amount of new 3.375% Senior Notes due 2031 issued by Skyworks, pursuant to the terms and conditions set forth in Skyworks’ Registration Statement on Form S-4, filed with the SEC on May 20, 2026. The Exchange Offers will remain open until 5:00 p.m., New York City time, on September 1, 2026, unless extended at Skyworks’ sole discretion. The expiration date of the Exchange Offers is expected to be extended to occur on or about the closing of the Mergers.

In conjunction with the Exchange Offers, Skyworks, on behalf of the Company, solicited consents from holders of the Notes (the “Consents,” and together with the Exchange Offers, the “Exchange Offers and Consent Solicitations”) to adopt certain proposed amendments to the existing indentures to eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default (the “Proposed Amendments”). As of June 11, 2026, the Company received the requisite number of Consents to adopt the Proposed Amendments with respect to each series of the Notes and entered into supplemental indentures for both the 2029 Notes and the 2031 Notes (together, the “Supplemental Indentures”), by and among the Company, the guarantors party thereto and the trustee, giving effect to the Proposed Amendments.

The Proposed Amendments with respect to each series of the Notes will not become operative until (i) immediately prior to the closing of the transaction or (ii) immediately upon the settlement of the Exchange Offers for such series of the Notes, depending on the specific amendment, and will cease to be operative if the Mergers are not consummated.

The foregoing summary of the Merger Agreement, the Exchange Offers and Consent Solicitations and Supplemental Indentures and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2025, Skyworks' Registration Statement on Form S-4 filed with the SEC on May 20, 2026 and the Supplemental Indentures filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2026.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Consummation of the Mergers is subject to required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The Company is increasingly hopeful that the transaction will close within the calendar year, subject to satisfaction or waiver of all closing conditions, but there can be no assurances that the closing will occur on this timeline.

Merger-related costs for the three months ended June 27, 2026 were approximately $14.9 million, primarily related to legal and professional fees.

3. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	June 27, 2026	March 28, 2026
Raw materials	$160,078	$162,588
Work in process	315,626	265,250
Finished goods	116,788	125,880
Total inventories	$592,492	$553,718

4. INTANGIBLE ASSETS

The following table summarizes information regarding the gross carrying amounts and accumulated amortization of intangible assets (in thousands):

	June 27, 2026		March 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$289,825	$206,473	$330,939	$239,563
Technology licenses	74,386	61,237	75,475	55,861
Customer relationships	26,900	17,261	39,900	29,588
Trade names	700	554	700	496
Total (1)	$391,811	$285,525	$447,014	$325,508
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

5. DEBT

The following table summarizes the Company's outstanding debt (in thousands):

	June 27, 2026	March 28, 2026
4.375% senior notes due 2029	$850,000	$850,000
3.375% senior notes due 2031	700,000	700,000
Unamortized premium and issuance costs, net	(862)	(846)
Total long-term debt	$1,549,138	$1,549,154

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

During the three months ended June 27, 2026, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default. As of June 27, 2026, the Company was in compliance with these covenants.

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

Interest is payable on the 2029 Notes on April 15 and October 15 of each year. The Company paid interest of $18.6 million on the 2029 Notes during both the three months ended June 27, 2026 and June 28, 2025.

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

Interest is payable on the 2031 Notes on April 1 and October 1 of each year. The Company paid interest of $11.8 million on the 2031 Notes during both the three months ended June 27, 2026 and June 28, 2025.

On May 20, 2026, Skyworks commenced the Exchange Offers for the 2029 Notes and the 2031 Notes. In conjunction with the Exchange Offers, Skyworks, on behalf of the Company, solicited consents from holders of the Notes to adopt certain proposed amendments to the existing indentures to eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default. As of June 11, 2026, the Company received the requisite number of consents to adopt the proposed amendments with respect to each series of the Notes and entered into supplemental indentures for both the 2029 Notes and the 2031 Notes. The proposed amendments with respect to each series of the Notes will not become operative until (i) immediately prior to the closing of the transaction or (ii) immediately upon the settlement of the Exchange Offers for such series of the Notes, depending on the specific amendment, and will cease to be operative if the Mergers are not consummated. As of June 27, 2026, the 2029 Notes and the 2031 Notes remained outstanding obligations of the Company. Upon settlement of the Exchange Offers (which remain open), any 2029 Notes and 2031 Notes tendered and accepted for exchange will be exchanged for the applicable Skyworks notes and the related obligations of the Company and the guarantors under the tendered Notes will cease.

Refer to Note 2 for additional information regarding the Exchange Offers and Consent Solicitations for the 2029 Notes and the 2031 Notes.

Fair Value of Debt

The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair value of the 2029 Notes and the 2031 Notes as of June 27, 2026 was $820.3 million and $639.4 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The estimated fair value of the 2029 Notes and the 2031 Notes as of March 28, 2026 was $829.4 million and $629.5 million, respectively (compared to the outstanding principal amount of $850.0 million and $700.0 million, respectively). The Company considers the fair value of its debt to be Level 2 in the fair value hierarchy. Fair values are estimated based on quoted market prices for identical or similar instruments. The 2029 Notes and the 2031 Notes currently trade over-the-counter, and the fair values were estimated based upon the value of the last trade at the end of the period.

Interest Expense

During the three months ended June 27, 2026, the Company recognized $16.4 million of interest expense, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.6 million. During the three months ended June 28, 2025, the Company recognized $19.6 million of interest expense, primarily related to the 2029 Notes and the 2031 Notes, which was partially offset by interest capitalized to property and equipment of $0.8 million. Interest expense for the three months ended June 27, 2026 and June 28, 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

6. STOCK REPURCHASES

On November 2, 2022, the Company announced that its Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of the Company's outstanding common stock, which included the remaining authorized dollar amount under a prior program terminated concurrent with the new authorization.

Under this program, share repurchases are made in accordance with applicable securities laws on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases depends on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The program does not require the Company to repurchase a minimum number of shares, does not have a fixed term, and may be modified, suspended or terminated at any time without prior notice. Shares withheld to satisfy tax

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
withholding requirements related to the vesting of share-based awards are not considered issued or considered stock repurchases under the Company's stock repurchase program.

During the three months ended June 27, 2026, the Company did not repurchase any shares of its common stock. As of June 27, 2026, approximately $416.2 million remains authorized for repurchases under its share repurchase program.

During the three months ended June 28, 2025, the Company repurchased approximately 0.7 million shares of its common stock for approximately $50.0 million (including transaction costs and excise tax).

7. COMMITMENTS AND CONTINGENT LIABILITIES

Legal Matters

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates developments in its legal matters that could affect the amount of the previously accrued liability and records adjustments as appropriate. Although it is not possible to predict with certainty the outcome of the unresolved legal matters, it is the opinion of management that these matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company believes the aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal matters is not material.

8. REVENUE

Revenue by geographic region (based on the location of the customers' headquarters) is summarized as follows (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
United States	$509,011	$425,260
Taiwan	92,537	96,926
Other Asia	81,189	122,241
China	77,012	155,895
Europe	25,046	18,456
Total revenue	$784,795	$818,778

The Company also disaggregates revenue by operating segments (refer to Note 10).

9. RESTRUCTURING

In the second quarter of fiscal 2026, the Company initiated actions to reduce operating expenses, streamline its manufacturing footprint and accelerate its focus on long-term profitability objectives (the "2026 Restructuring Initiatives"). As part of these actions, the Company decided to close its North Carolina fabrication facility and transfer surface acoustic wave ("SAW") filter production to its Texas fabrication facility. In the fourth quarter of fiscal 2026, the Company completed the sale of its North Carolina fabrication facility and is operating under a short-term supply agreement with the buyer until the Company completes the transfer of SAW filter production to its Texas facility. In addition, the Company consolidated the Connectivity and Sensors Group ("CSG") organizational structure as it continues to align total Company resources, improve efficiency and narrow its focus on a higher margin portfolio.

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the charges resulting from the 2026 Restructuring Initiatives (in thousands):

	Three Months Ended June 27, 2026
	Cost of Goods Sold	Other Operating Expense	Total
Contract termination and other costs	$—	$866	$866
Asset impairment costs	—	47	47
One-time employee termination benefits	250	11,025	11,275
Total	$250	$11,938	$12,188

As of June 27, 2026, the Company has recorded cumulative expenses of approximately $12.4 million for contract termination and other costs, $48.4 million for one-time employee termination benefits, $1.8 million for asset impairment costs as well as a $7.9 million gain on sale of facility as a result of the 2026 Restructuring Initiatives.

The Company does not expect to incur additional material charges associated with the 2026 Restructuring Initiatives.

The following table summarizes the liability activity related to the 2026 Restructuring Initiatives (in thousands):

	One-Time Employee Termination Benefits	Contract Termination and Other Costs	Total
Accrued restructuring balance as of March 28, 2026	$19,856	$9,493	$29,349
Costs incurred and charged to expense	11,275	866	12,141
Cash payments	(20,502)	(9,476)	(29,978)
Accrued restructuring balance as of June 27, 2026	$10,629	$883	$11,512

The accrued restructuring balances as of June 27, 2026 represent estimated future cash payments required to satisfy the Company's remaining obligations, the majority of which are expected to be paid by the end of fiscal 2027.

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

QORVO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents details of the Company’s operating and reportable segments and a reconciliation of segment operating income (loss) to consolidated income before income taxes (in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Revenue:
HPA	$206,357	$137,395
CSG	101,869	110,153
ACG	476,569	571,230
Total revenue	$784,795	$818,778

Segment expenses:
HPA
Cost of goods sold	$71,269	$53,974
Research and development	39,839	37,868
Marketing and selling	17,791	16,861
General and administrative	7,499	7,110
Segment operating income	69,959	21,582

CSG
Cost of goods sold	57,808	59,933
Research and development	23,302	32,685
Marketing and selling	13,000	18,638
General and administrative	4,765	6,430
Segment operating income (loss)	2,994	(7,533)

ACG
Cost of goods sold	241,450	344,882
Research and development	95,694	94,507
Marketing and selling	13,691	14,357
General and administrative	17,182	19,550
Segment operating income	108,552	97,934

Total segment operating income	$181,505	$111,983

Unallocated amounts:
Stock-based compensation expense	(34,411)	(42,475)
Amortization of acquired intangible assets	(8,777)	(21,521)
Restructuring-related charges (1)	(11,521)	(7,879)
Merger-related costs (2)	(14,885)	(465)
Other (3)	(15,141)	(9,557)
Consolidated operating income	96,770	30,086

Interest expense	(15,852)	(18,787)
Other income, net	19,608	20,386
Income before income taxes	$100,526	$31,685
(1) Refer to Note 9 for additional information.
(2) Refer to Note 2 for additional information.
(3) Includes deferred compensation expense; start-up costs; and certain settlements, gains, losses and other charges.

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

11. INCOME TAXES

The Company’s income tax expense was $14.7 million and $6.1 million for the three months ended June 27, 2026 and June 28, 2025, respectively. The Company’s effective tax rate was 14.6% and 19.2% for the three months ended June 27, 2026 and June 28, 2025, respectively.

The Company's effective tax rate for the three months ended June 27, 2026 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, the impact of global minimum taxes and Net Controlled Foreign Corporation Tested Income (formerly Global Intangible Low-Taxed Income ("GILTI")), partially offset by domestic tax credits generated and discrete tax benefits. A discrete tax benefit of $3.3 million was recognized for the three months ended June 27, 2026, primarily related to the tax effects of merger-related costs (refer to Note 2 for additional information) and restructuring-related charges (refer to Note 9 for additional information).

The Company's effective tax rate for the three months ended June 28, 2025 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, global minimum taxes in foreign jurisdictions and GILTI, partially offset by domestic tax credits generated.

12. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	June 27, 2026	June 28, 2025
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$85,802	$25,594
Denominator:
Denominator for basic net income per share — weighted-average shares	88,035	92,915
Effect of dilutive securities:
Stock-based awards	1,325	855
Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	89,360	93,770
Basic net income per share	$0.97	$0.28
Diluted net income per share	$0.96	$0.27

An immaterial number of shares of outstanding stock-based awards were excluded from the computation of net income per diluted share for the three months ended June 27, 2026 because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three months ended June 28, 2025, approximately 1.5 million shares of outstanding stock-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "forecast," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations as of the date the statement is first made, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We caution you not to place undue reliance upon any such forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under U.S. federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to fluctuations in our operating results on a quarterly and annual basis; our substantial dependence on developing new products and achieving design wins; our dependence on several large customers for a substantial portion of our revenue; a loss of revenue if defense and aerospace contracts are canceled or delayed; our dependence on third parties; risks related to sales through distributors; risks associated with the operation of our manufacturing facilities; business disruptions; poor manufacturing yields; increased inventory risks and costs, due to timing of customers' forecasts; our inability to effectively manage or maintain relationships with chipset suppliers; our ability to continue to innovate in a very competitive industry; underutilization of manufacturing facilities; unfavorable changes in interest rates, pricing of certain precious metals, utility rates and foreign currency exchange rates; our acquisitions, divestitures and other strategic investments failing to achieve financial or strategic objectives; our ability to effectively execute restructuring initiatives; our ability to attract, retain and motivate key employees; warranty claims, product recalls and product liability; changes in our effective tax rate; enactment of international or domestic tax legislation, or changes in regulatory guidance; changes in the favorable tax status of certain of our subsidiaries; risks associated with social, environmental, health and safety regulations, and climate change; risks from international sales and operations; economic regulation in China; changes in government trade policies, including imposition of tariffs and export restrictions; we may not be able to generate sufficient cash to service all of our debt; restrictions imposed by the agreements governing our debt; our reliance on our intellectual property portfolio; claims of infringement of third-party intellectual property rights; security breaches, failed system upgrades or regular maintenance and other similar disruptions to our IT systems; theft, loss or misuse of personal data by or about our employees, customers or third parties; open-source software risks, including risks related to licensing and security; compliance with evolving data privacy and cybersecurity laws and regulations; provisions in our governing documents and Delaware law may discourage takeovers and business combinations that our stockholders might consider to be in their best interests; negative impacts from activist stockholders; volatility in the price of our common stock; risks and uncertainties relating to the Mergers, including the occurrence of any event, change or other circumstance that could give rise to the right of us or Skyworks to terminate the Merger Agreement; the outcome of any legal proceedings that may be instituted against us or Skyworks in connection with the Mergers; the possibility that the Mergers do not close when expected or at all because of required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers); that efforts to complete the Mergers may affect our business relationships with our existing and potential customers, suppliers, service providers and other business partners; that the expected synergies from the Mergers may not be fully realized or may take longer to realize than anticipated; any failure to promptly and effectively integrate the businesses of the Company and Skyworks; and that the Mergers may divert management’s attention and time from ongoing business operations and opportunities. These and other risks and uncertainties, which are described in more detail under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 28, 2026, and Qorvo's subsequent reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated results of operations and financial condition of Qorvo, Inc. and Subsidiaries (together, "we," "our," "ours," "us," the "Company" or "Qorvo"). MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements.

Qorvo® is a global leader in the development and commercialization of technologies and products for wireless, wired and power markets.

We design, develop, manufacture and market our products to U.S. and international original equipment manufacturers and original design manufacturers in three reportable operating segments: High Performance Analog ("HPA"), Connectivity and Sensors Group ("CSG") and Advanced Cellular Group ("ACG"). Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our reportable operating segments as of June 27, 2026.

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

On February 5, 2026, Qorvo and Skyworks each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (the “FTC”) in connection with the transaction. The Second Request was issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Qorvo and Skyworks have each substantially complied with the Second Request it received, unless the waiting period is voluntarily extended by the parties or terminated sooner by the FTC.

The stockholders of both Qorvo and Skyworks approved the Merger Agreement at each company's special meeting of stockholders on February 11, 2026.

On May 20, 2026, Skyworks commenced offers to exchange (the “Exchange Offers”) any and all outstanding 4.375% Senior Notes due 2029 issued by the Company (the “2029 Notes”) for new 4.375% Senior Notes due 2029 issued by Skyworks and any and all outstanding 3.375% Senior Notes due 2031 issued by the Company (the “2031 Notes” and, together with the 2029 Notes, the “Notes”) for new 3.375% Senior Notes due 2031 issued by Skyworks. The Exchange Offers will remain open until

5:00 p.m., New York City time, on September 1, 2026, unless extended at Skyworks’ sole discretion. The expiration date of the Exchange Offer is expected to be extended to occur on or about the closing of the Mergers. In conjunction with the Exchange Offers, Skyworks, on behalf of the Company, solicited consents from holders of the Notes (the “Consents,” and together with the Exchange Offers, the “Exchange Offers and Consent Solicitations”) to adopt certain proposed amendments to the existing indentures to eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default (the “Proposed Amendments”). As of June 11, 2026, we received the requisite number of Consents and entered into supplemental indentures for both the 2029 Notes and the 2031 Notes (together, the “Supplemental Indentures”), giving effect to the Proposed Amendments. The Proposed Amendments with respect to each series of the Notes will not become operative until (i) immediately prior to the closing of the transaction or (ii) immediately upon the settlement of the Exchange Offers for such series of the Notes, depending on the specific amendment, and will cease to be operative if the Mergers are not consummated. If and when the Exchange Offers are settled, the Notes that are tendered and accepted will be exchanged for Skyworks notes and the related obligations of Qorvo and the guarantors with respect to those Notes will cease.

The foregoing summary of the Merger Agreement, the Exchange Offers and Consent Solicitations and Supplemental Indentures and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2025, Skyworks' Registration Statement on Form S-4 filed with the SEC on May 20, 2026 and the Supplemental Indentures filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2026. Consummation of the Mergers is subject to required regulatory approvals, including certain antitrust and foreign investment approvals, and the satisfaction of other customary closing conditions. The Company is increasingly hopeful that the transaction will close within the calendar year, subject to satisfaction or waiver of all closing conditions, but there can be no assurances that the closing will occur on this timeline. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the transaction.

FIRST QUARTER FISCAL 2027 OVERVIEW

•Revenue for the first quarter of fiscal 2027 decreased 4.2% as compared to the first quarter of fiscal 2026, resulting from decreases in ACG and CSG revenue, partially offset by an increase in HPA revenue.

•Gross margin increased to 51.1% for the first quarter of fiscal 2027 as compared to 40.5% for the first quarter of fiscal 2026. The increase was primarily driven by our strategy to reduce exposure to lower margin, mass-market Android smartphones within the ACG segment, as well as ongoing efforts to optimize the business mix within and across our operating segments, specifically ACG and HPA.

•Operating income was $96.8 million for the first quarter of fiscal 2027 as compared to $30.1 million for the first quarter of fiscal 2026.

•Net income per diluted share was $0.96 for the first quarter of fiscal 2027 as compared to net income per diluted share of $0.27 for the first quarter of fiscal 2026.

•Net cash provided by operating activities was $139.5 million for the first quarter of fiscal 2027 as compared to $182.9 million for the first quarter of fiscal 2026.

•Capital expenditures were $24.1 million for the first quarter of fiscal 2027 as compared to $37.5 million for the first quarter of fiscal 2026.

RESULTS OF OPERATIONS

Consolidated

The following tables present a summary of our results of operations (in thousands, except percentages):

	Three Months Ended
	June 27, 2026	% of Revenue	June 28, 2025	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$784,795	100.0%	$818,778	100.0%	$(33,983)	(4.2)%
Cost of goods sold	383,827	48.9	486,976	59.5	(103,149)	(21.2)
Gross profit	400,968	51.1	331,802	40.5	69,166	20.8
Research and development	172,427	22.0	179,244	21.9	(6,817)	(3.8)
Marketing and selling	48,792	6.2	56,891	6.9	(8,099)	(14.2)
General and administrative	41,337	5.3	50,998	6.2	(9,661)	(18.9)
Other operating expense	41,642	5.3	14,583	1.8	27,059	185.6
Operating income	$96,770	12.3%	$30,086	3.7%	$66,684	221.6%

The decrease in consolidated revenue resulted from decreases in revenue of $94.7 million and $8.3 million in ACG and CSG, respectively, and an increase in revenue of $69.0 million in HPA, which are further discussed in our Operating Segments results below.

The increase in gross margin was primarily driven by our strategy to reduce exposure to lower margin, mass-market Android smartphones within the ACG segment, as well as ongoing efforts to optimize the business mix within and across our operating segments, specifically ACG and HPA.

The decreases in research and development and marketing and selling expenses were driven by lower employee-related costs, which decreased by $9.8 million and $6.2 million, respectively, primarily due to consolidation of the CSG organizational structure. The decrease in general and administrative expense was driven by a $7.6 million decrease in employee-related costs, primarily due to lower stock-based compensation expense.

Other operating expense for the three months ended June 27, 2026 includes merger-related costs of $14.9 million, restructuring-related charges of $11.7 million and deferred compensation expense of $9.9 million. Other operating expense for the three months ended June 28, 2025 includes deferred compensation expense of $5.5 million and restructuring-related charges of $4.2 million. Refer to Notes 2 and 9 of the Notes to Condensed Consolidated Financial Statements for additional information on merger-related costs and restructuring-related charges, respectively.

Operating Segments

High Performance Analog

	Three Months Ended
(In thousands, except percentages)	June 27, 2026	June 28, 2025	Dollar Change	Percentage Change
Revenue	$206,357	$137,395	$68,962	50.2%
Operating income	69,959	21,582	48,377	224.2
Operating income as a % of revenue	33.9%	15.7%

The $69.0 million increase in HPA revenue was primarily attributable to a $57.9 million increase in revenue from our defense and aerospace, and infrastructure businesses. These revenue increases were driven by increased content and programs in defense and aerospace, the industry's ongoing transition to broadband DOCSIS (Data Over Cable Service Interface Specification) 4.0 and higher demand for our base station products.

The increase in HPA operating income was driven by the impact of higher revenue and favorable product mix.

Connectivity and Sensors Group

	Three Months Ended
(In thousands, except percentages)	June 27, 2026	June 28, 2025	Dollar Change	Percentage Change
Revenue	$101,869	$110,153	$(8,284)	(7.5)%
Operating income (loss)	2,994	(7,533)	10,527	139.7
Operating income (loss) as a % of revenue	2.9%	(6.8)%

The $8.3 million decrease in CSG revenue was primarily attributable to a decrease in our Wi-Fi components revenue, driven by our decision to strategically narrow our focus on a higher margin portfolio.

The increase in CSG operating income was driven by a $16.7 million decrease in operating expenses, primarily due to lower employee-related costs resulting from the consolidation of the CSG organizational structure and strategic portfolio optimization.

Advanced Cellular Group

	Three Months Ended
(In thousands, except percentages)	June 27, 2026	June 28, 2025	Dollar Change	Percentage Change
Revenue	$476,569	$571,230	$(94,661)	(16.6)%
Operating income	108,552	97,934	10,618	10.8
Operating income as a % of revenue	22.8%	17.1%

The $94.7 million decrease in ACG revenue was driven by the decision to strategically reduce our exposure in mass-market Android smartphones and narrow our focus to higher value placements.

The increase in ACG operating income was driven by favorable product mix, partially offset by the impact of lower revenue.

Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of reportable segment operating income (loss) to consolidated operating income for the three months ended June 27, 2026 and June 28, 2025.

INTEREST, OTHER INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 27, 2026	June 28, 2025
Interest expense	$(15,852)	$(18,787)
Other income, net	19,608	20,386
Income tax expense	(14,724)	(6,091)

Interest expense
During the three months ended June 27, 2026 and June 28, 2025, we recorded interest expense primarily related to our 2029 Notes and our 2031 Notes. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information. Interest expense for the three months ended June 27, 2026 and June 28, 2025 also includes financing costs related to certain inventory (subject to repurchase) in connection with a supply agreement.

Other income, net
During the three months ended June 27, 2026, we recorded interest income of $10.4 million and net gains of $8.9 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

During the three months ended June 28, 2025, we recorded interest income of $10.9 million and net gains of $8.1 million from our share of the profit or loss from our limited partnership investments and gains or losses from other investments.

Income tax expense
During the three months ended June 27, 2026, we recorded income tax expense of $14.7 million, comprised primarily of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions and the impact of Net Controlled Foreign Corporation Tested Income (formerly Global Intangible Low-Taxed Income ("GILTI")), partially offset by tax benefits related to domestic and international operations generating pre-tax book losses, domestic tax credits and discrete tax items.

During the three months ended June 28, 2025, we recorded income tax expense of $6.1 million, comprised primarily of tax expense related to international operations generating pre-tax book income, global minimum taxes in foreign jurisdictions and the impact of GILTI, partially offset by tax benefits related to domestic and international operations generating pre-tax book losses and domestic tax credits.

A valuation allowance remained against certain domestic and foreign net deferred tax assets as it is more likely than not that the related deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations is our primary source of liquidity. As of June 27, 2026, we had working capital of approximately $1,749.0 million, including $1,328.9 million in cash and cash equivalents, compared to working capital of approximately $1,593.6 million, including $1,219.0 million in cash and cash equivalents as of March 28, 2026.

Our $1,328.9 million of total cash and cash equivalents as of June 27, 2026, includes approximately $1,133.8 million held by our foreign subsidiaries, of which $914.3 million is held by Qorvo International Pte. Ltd. in Singapore. If the undistributed earnings of our foreign subsidiaries are needed in the U.S., we may be required to pay state income and/or foreign local withholding taxes to repatriate these earnings.

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

Stock Repurchases
During the three months ended June 27, 2026, we did not repurchase any shares of our common stock. As of June 27, 2026, approximately $416.2 million remains authorized for repurchases under the program.

Cash Flows from Operating Activities
Net cash provided by operating activities was $139.5 million for the three months ended June 27, 2026, attributable to the effects of net income adjusted for non-cash items (which includes depreciation, amortization of intangible assets, deferred income taxes, stock-based compensation expense and other non-cash items), partially offset by changes in working capital. The changes in working capital were driven by the increase in inventories, primarily resulting from the timing of customer device launches.

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

Cash Flows from Investing Activities
Net cash used in investing activities was $22.8 million and $33.3 million for the three months ended June 27, 2026 and June 28, 2025, respectively, primarily consisting of capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities was $6.5 million and $6.9 million for the three months ended June 27, 2026 and June 28, 2025, respectively.

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

During the three months ended June 27, 2026, there were no borrowings under the Revolving Facility.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default. As of June 27, 2026, we were in compliance with these covenants.

2029 Notes On September 30, 2019, we issued $350.0 million aggregate principal amount of our 2029 Notes. On December 20, 2019, and June 11, 2020, we issued an additional $200.0 million and $300.0 million, respectively, aggregate principal amount of our 2029 Notes. Interest on the 2029 Notes is payable on April 15 and October 15 of each year at a rate of 4.375% per annum. The 2029 Notes will mature on October 15, 2029, unless earlier redeemed in accordance with their terms. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by certain of the Company's U.S. subsidiaries (the "Guarantors"). In connection with the Exchange Offers and Consent Solicitations, the Company entered into a supplemental indenture with respect to the 2029 Notes, eliminating substantially all of the restrictive covenants, certain affirmative covenants and certain events of default. Such amendments will not become operative until the occurrence of the applicable conditions specified therein.

2031 Notes On September 29, 2020, we issued $700.0 million aggregate principal amount of our 2031 Notes. Interest on the 2031 Notes is payable on April 1 and October 1 of each year at a rate of 3.375% per annum. The 2031 Notes will mature on April 1, 2031, unless earlier redeemed in accordance with their terms. The 2031 Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, by the Guarantors. In connection with the Exchange Offers and Consent Solicitations, the Company entered into a supplement indenture with respect to the 2031 Notes, eliminating substantially all of the restrictive covenants, certain affirmative covenants and certain events of default. Such amendments will not become operative until the occurrence of the applicable conditions specified therein.

For additional information regarding our debt, refer to Note 2 and Note 5 of the Notes to Condensed Consolidated Financial Statements.

Capital Commitments As of June 27, 2026, we had capital commitments of approximately $45.5 million primarily for expanding capability to develop and support new products (which includes accrued technology licenses of approximately $9.1 million), equipment and facility upgrades and cost savings initiatives.

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

Summarized Balance Sheets (In thousands)	June 27, 2026	March 28, 2026
ASSETS
Current assets (1)	$846,102	$862,490
Non-current assets	2,206,592	2,217,061

LIABILITIES
Current liabilities	$220,945	$262,368
Long-term liabilities (2)	2,622,761	2,596,461
(1) Includes net amounts due from Non-Guarantor subsidiaries of $226.4 million and $201.7 million as of June 27, 2026 and March 28, 2026, respectively.
(2) Includes net amounts due to Non-Guarantor subsidiaries of $915.5 million and $895.3 million as of June 27, 2026 and March 28, 2026, respectively.

Summarized Statement of Operations	Three Months Ended
(In thousands)	June 27, 2026
Revenue	$248,023
Gross profit	84,464
Net loss	(54,893)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2027. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2026.

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the U.S. Securities and Exchange Commission (the "SEC"), careful consideration should be given to the factors discussed in Part I, Item 1A., "Risk Factors" in Qorvo's Annual Report on Form 10-K for the fiscal year ended March 28, 2026, which could materially affect our business, financial condition or future results. The risks described in Qorvo's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

The following table describes actions by our directors or Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the first quarter of fiscal 2027. None of our directors or Section 16 officers adopted or terminated a "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(c) of Regulation S-K during the first quarter of fiscal 2027.

Name and Title	Action	Date	Expiration of Plan	Number of Shares to be Sold (1)
Frank P. Stewart Senior Vice President and President of Advanced Cellular	Adoption	5/28/2026	7/2/2027	10,153
Steven E. Creviston Senior Vice President and President of Connectivity & Sensors	Adoption	6/3/2026	4/1/2027	28,860
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

ITEM 6. EXHIBITS.

4.1
Third Supplemental Indenture, dated as of June 11, 2026, by and among Qorvo Inc., the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2026)

4.2
First Supplemental Indenture, dated as of June 11, 2026, by and among Qorvo Inc., the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2026)

10.1	Restricted Stock Unit Agreement (Performance-Based and Service-Based Retention Award) between Qorvo, Inc. and Philip Chesley, pursuant to the Amended and Restated 2022 Stock Incentive Plan*

22	List of Subsidiary Guarantors

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in iXBRL
_________
*    Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-36801.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qorvo, Inc.

Date:	July 28, 2026	/s/ Grant A. Brown
Grant A. Brown
Senior Vice President and Chief Financial Officer